Form 10-Q
period 1995-03-31
MOSCOM CORP
filed 1995-05-12
CIK 747605

FORM 10-Q

		  SECURITIES AND EXCHANGE COMMISSION
			WASHINGTON, D.C.  20549

	      Quarterly Report Under Section 13 or 15 (d)
		of the Securities Exchange Act of 1934

		   For Quarter Ended March 31, 1995

		    Commission File Number 0-13898

			       MOSCOM Corporation

	(Exact name of registrant as specified in its charter)

Delaware                                          16-1192368
(State or other jurisdiction of                   (IRS  Employer Identification
 Incorporation or Organization)                    Number)

     3750 Monroe Avenue, Pittsford, NY                 14534
(Address of principal executive offices)               (Zip Code)

			 (716) 381-6000
(Registrant's telephone number, including area code)

			      N.A.
(Former name, former address and former fiscal year, if changed since last report)

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirement for the past 90 days.

	  YES   [XX]          NO   [  ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 1995

     Common stock, par value $.10                 6,782,526 shares

     This report consists of 14 pages.

				 INDEX



							    Page


  Item 1    Financial Statements

	    Consolidated Balance Sheets -
	    March 31, 1995 and December 31, 1994            3,   4

	    Consolidated Statements of Operations -
	    Three Months Ended March 31, 1995 and 1994      5

	    Consolidated Statements of Cash Flows -
	    Three Months Ended March 31, 1995 and 1994      6

	    Notes To Consolidated Financial Statements      7,   8

  Item 2    Management's Discussion and Analysis of
	    Financial Condition and Results of Operations   9 - 11


PART II   OTHER INFORMATION

  Item 6    Exhibits and Reports on Form 8-K               12 - 14

		   PART  I -  FINANCIAL INFORMATION

			  MOSCOM CORPORATION
			   And Subsidiaries

		      CONSOLIDATED BALANCE SHEETS

					March 31      December 31
					  1995           1994*
				       (Unaudited)
ASSETS
CURRENT ASSETS:
 Cash and Cash Equivalents
   (Including Short-term investments
   of $1,811,955 and $1,775,416
   respectively)                       $ 2,076,646    $ 2,152,377
 Short-term Investments                  1,558,107      1,960,969

 Accounts Receivable, trade (net of
   allowance for doubtful accounts of
   $112,000 and $105,000,
   respectively)                         4,543,319      3,473,667
 Inventories (Note 2)                    2,593,688      2,710,228
 Prepaid Expenses                          230,557        239,002
				       -----------    -----------
   Total Current Assets                 11,002,317     10,536,243

PLANT AND EQUIPMENT (Note 3):            5,111,433      5,221,322
 Less Accumulated Depreciation          (4,050,584)    (4,268,984)
				       -----------    -----------
   Plant and Equipment (Net)             1,060,849        952,338
 License Fees and Purchased Software
   (Net of accumulated amortization
   of $632,155 and $569,887,
   respectively)                           330,056        389,366
 Capitalized Software
   Development Costs (Net of
   accumulated amortization of
   $1,732,651 and $1,427,864
   respectively)                         2,840,710      2,895,853
 Other Assets                            1,370,667      1,309,683
				       -----------    -----------
 Total Other Assets                      4,541,433      4,594,902
				       -----------    -----------
TOTAL ASSETS                           $16,604,599    $16,083,483
				       ===========    ===========

See notes to Consolidated Financial Statements.

	     *  Derived from Audited Financial Statements

			  MOSCOM CORPORATION
			   And Subsidiaries

		      CONSOLIDATED BALANCE SHEETS
					      March 31     December 31
						1995          1994*
					     (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts Payable                              559,148        510,145
 Accrued Compensation and Related Taxes        723,946        778,684
 Other Accrued Expenses                        555,588        469,469
					   -----------    -----------
  Total Current Liabilities                  1,838,682      1,758,298
  Other Long-Term Liabilities                1,007,964        955,464
					   -----------    -----------
					     2,846,646      2,713,762

STOCKHOLDERS' EQUITY:
 Common Stock, par value $.10, 20,000,000
 shares authorized; issued and
 outstanding, 6,782,526 and 6,743,875,
 respectively                                  678,253        674,388
 Additional Paid-in Capital                 15,091,608     14,945,932
 Retained Earnings                          (2,093,743)    (2,261,852)
 Cumulative Translation Adjustment              81,835         11,253
					   -----------    -----------
					    13,757,953     13,369,721
					   -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY $16,604,599    $16,083,483
					   ===========    ===========


	     *  Derived from Audited Financial Statements

			  MOSCOM CORPORATION
			   And Subsidiaries

		 CONSOLIDATED STATEMENTS OF OPERATIONS

					  Three Months Ended
					       March 31,
					      (Unaudited)
					   1995          1994

SALES                                  $ 4,410,529    $ 3,482,373
				       ------------   ------------
COSTS AND OPERATING EXPENSES:
 Cost of sales                           1,316,446      1,258,309
 Engineering & software development        439,947        432,890
 Selling, general and administrative     2,336,484      1,895,661
				       ------------   ------------

  Total costs and operating expenses     4,092,877      3,586,860
				       ------------   ------------

INCOME (LOSS) FROM OPERATIONS              317,652       (104,487)

INTEREST INCOME                             35,396         39,464
				       ------------   ------------

INCOME (LOSS) BEFORE INCOME TAXES          353,048        (65,023)

INCOME TAXES                                50,000        (15,000)
				       ------------   ------------
NET INCOME (LOSS)                      $   303,048    $   (50,023)
				       ============   ============

NET INCOME (LOSS) PER SHARE                   $.04          $(.01)
					     ======         ======



See notes to Consolidated Financial Statements.

			  MOSCOM CORPORATION
			   And Subsidiaries
		 CONSOLIDATED STATEMENTS OF CASH FLOWS

					      Three Months Ended
						   March 31,
					      1995          1994
						   (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income  (Loss)                        $   303,048    $   (50,023)
 Adjustments to Reconcile Income (Loss)
 to Net Cash Provided by Operating
 Activities
  Depreciation and Amortization                518,835        441,811
  Provision for Losses on Accounts
  Receivable                                     6,000            (72)
  Provision for Inventory Obsolescence          30,000         47,500



 Changes in Assets and Liabilities
  Investments                                  402,862        552,523
  Accounts Receivable                       (1,075,652)      (122,743)
  Inventories                                   86,540        384,727
  Prepaid Expenses                               8,445        (31,985)
  License Fees                                 (43,388)        (6,183)
  Software Development Costs                  (249,644)      (357,243)
  Other Assets                                 (60,984)       (53,597)
  Accounts Payable                              49,003       (206,101)
  Other Liabilities                             52,500         48,750
  Other Current Liabilities                    101,963       (221,440)
					   ------------   ------------
 Net Adjustments                              (173,520)       475,947
					   ------------   ------------
 Net Cash Provided by Operating Activities     129,528        425,924
					   ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

 Additions to Property and Equipment          (219,861)       (84,721)
					   ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Dividends Paid                               (134,939)      (133,536)
 Exercise of Stock Options and Warrants        165,125         38,922
 Stock Retirements                             (15,584)            __
					   ------------   ------------
 Net Cash Flows from Financing Activities       14,602        (94,614)
					   ------------   ------------

NET (DECREASE) INCREASE IN CASH AND
CASH EQUIVALENTS                               (75,731)       246,589

CASH AND CASH EQUIVALENTS, BEGINNING OF
PERIOD                                       2,152,377      1,293,999
					   ------------   ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD   $ 2,076,646    $ 1,540,588
					   ============   ============

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

      The accompanying unaudited consolidated financial statements include all adjustments of a normal and recurring nature which are, in the opinion of Registrant's management, necessary to present fairly Registrant's financial position as of March 31, 1995 and the results of its operations and cash flows for the three months ended March 31, 1995 and 1994. All significant intercompany accounts and transactions have been eliminated.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Annual Report for the fiscal year ended December 31, 1994.

      Management believes that the procedures followed in preparing these consolidated financial statements are reasonable under the circumstances, but the accuracy of the amounts in the financial statements are in some respect dependent upon facts that will exist, and procedures that will be accomplished by Registrant later in the fiscal year.

      The results of operations for the three months ended March 31, 1995 are not necessarily indicative of the results to be expected for a full year's operation.

(2)  INVENTORIES

     The composition of inventories at March 31, 1995 and December 31, 1994 was as follows:

				      March 31         December 31
					  1995                1994
				   -------------------------------
Purchased parts and components     $ 1,820,739         $ 2,030,800
Work in process                        625,676             529,933
Finished goods                         147,273             149,495
				   -----------         -----------
				   $ 2,593,688         $ 2,710,228
				   ===========         ===========

(3)  PLANT AND EQUIPMENT

     The major classifications of plant and equipment at March 31, 1995 and December 31, 1994 are:

				       March 31        December 31
					   1995               1994
				    ------------------------------
     Machinery and equipment        $ 1,639,542        $ 1,875,572
     Computer hardware and software   2,308,743          2,113,911
     Furniture and fixtures             872,927            899,164
     Demonstration equipment             87,147             86,234
     Leasehold improvements             203,074            246,441
				    ------------       ------------
				    $ 5,111,433        $ 5,221,322
				    ============       ============


(4) Weighted average shares outstanding for the three months ended March 31, 1994 do not include common stock equivalents, as their effect on earnings per share would be anti-dilutive.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
      Sales of $4,410,529 for the quarter ended March 31, 1995 represent a record first quarter sales volume for the Company and a 27% increase over the $3,482,373 of sales realized for the first quarter of 1994. Domestic sales for the first quarter of 1995 rose 41% over first quarter 1994 levels on continued strong sales of Emerald CAS for Windows as well as a strong contribution from INFO/MDR products. Total AT&T sales were approximately 47% ahead of last years first quarter results.

      International sales accounting for 27% of first quarter revenues were virtually unchanged from 1994's first quarter which included a $475,000 shipment of INFO/MDR to Mercury Communications Ltd in England. This shortfall was made up for by a strong performance by the Company's German subsidiary, MOSCOM GmbH, whose first quarter sales of over $836,000 represented an increase of 51% over sales revenue generated during the first quarter of 1994. The increase in MOSCOM GmbH sales was especially gratifying in that it highlighted the breadth of the Company's available international product lines, with sales of the GCM, Emerald, MVM, and InfoVoice product lines all increasing significantly over first quarter 1994 results.

      The Company also announced a new contract with Siemens A.G. during the first quarter for Hicom GCM, representing the third generation of stand-alone call accounting products sold to Siemens and a replacement for the current GCM product. We have also received an order from Siemens AG valued at over one million dollars for Emerald CAS for Windows, marking the first time Siemens will be selling a MOSCOM call accounting software product. This order will be filled over a period of two to four years.

      The gross margin percentage realized on shipments of 70% for the first quarter of 1995 was significantly higher than the 64% gross margin achieved for the first quarter of 1994. The increased margin resulted from a combination of three factors:

	combination of volume and product mix equivalent to 1% of sales revenues.

	   A reduction of manufacturing overhead costs stemming from a streamlining and restructuring of various overhead functions begun late in 1994 equal to 2% of sales.

	   Other manufacturing costs (primarily the amortization of capitalized software) as a percentage of sales declined from 11.8% of sales for the first quarter of 1995, to 8.3% of first quarter 1995 sales, mainly due to the higher sales volume.

      Net engineering and software development expenses for the first quarter of 1995 of $439,947 were just slightly higher than the $432,890 of net expense incurred during the first quarter of 1994 due to a lower level of development expenditures being capitalized. Gross spending for engineering and development, however, was reduced from $790,133 for the first quarter of 1994 to $689,591 for the first quarter of 1995.

      The following table highlights the effects of net and gross engineering and development expenses, as well as the capitalization and amortization of development costs, and their impact on the financial results for the respective quarterly periods.

					  Three Months Ended
					       March 31
					  1995           1994

Gross Expenditures for Engineering
 & Software Development               $  689,591     $  790,133

Less:  Costs capitalized                 249,644        357,243
				      -----------     -----------
Net Engineering & Software
 development expense                  $  439,947     $  432,890
				      ===========    ===========
Costs Amortized (included  in
Cost of Sales)                        $  304,787     $  245,336
				      ===========    ===========

     Selling, general and administrative expenses of $2,336,484 or 53% of sales for the quarter ended March 31, 1995 compared with an expense level of $1,895,661 or 54% of sales for the quarter ended March 31, 1994. The increased level of spending reflects the expansion of the sales and support staffs of both MOSCOM GmbH, the Company's German subsidiary, and the Company's domestic operations that was begun late in the first quarter of 1994, a program which continued throughout the year. Though total spending for selling and marketing costs will continue to exceed 1994 levels for the balance of 1995, it is expected overall sales volume than they accounted for during 1994.

      Net income of $303,048 representing $.04 per share for the first quarter of 1995 compared to a net loss of $50,023 or a loss of $.01 per share for the same quarter of 1994.

Liquidity and Capital Resources

      Total cash in the bank and under investment at March 31, 1995 of $3,634,753 compared with cash positions of $4,113,346 at December 31, 1994, and $4,344,235 at March 31, 1994. Working capital ratios for the same three periods referenced above were 6.0, 6.0, and 6.9, respectively.

      Accounts receivable at the end of the first quarter of 1995 of $4,543,319 were significantly higher than the $3,213,096 of receivables at the same date last year due to the strong 1995 sales volume. As a result the Company anticipates a significant increase during the second quarter in its already strong cash position.

      Inventories at March 31, 1995 of $2,593,688, were down from $2,710,228 at the end of 1994. Management continues to monitor the inventory levels carefully and hopes to realize further reductions over the balance of the year.

     Capital equipment additions during the first quarter of 1995 were $219,861 consisting mainly of computer equipment and office furnishings for the Global Billing Services Ltd, the subsidiary established by the Company to provide billing and operations support services to CATV and telecommunications companies in the United Kingdom

      The Company continues to maintain an unsecured revolving line of credit arrangement with a commercial bank for a maximum of $3,000,000 at an interest rate of the lower of the bank's prime rate of interest or the bank's offered rate of interest. The Company must pay quarterly a loan commitment fee of 1/4% per annum of the difference between the maximum amount available under the line less loans
outstanding  at  the  end  of  each  quarter.   The  line  of   credit
arrangement is subject to certain financial covenants relating primarily to the Company's current ratio, tangible net worth, liabilities to tangible net worth and a limit on the amount of dividends declared or paid each year. This agreement expires on January 31, 1996.

      Given its strong financial condition, the Company believes that it has sufficient resources from existing cash reserves and credit agreements to meet its financial needs over the next twelve months.

Item 6:   Exhibits and Reports on Form 8-K

(1) Registrant's Consolidated Financial Statements for the three months ended March 31, 1995 and 1994 are set forth in Part I,
     Item 1 of this Quarterly Report on Form 10-Q.

(2)  Calculation of earnings per share.

     Registrant did not file and was not required to file any current reports on Form 8-K during the quarter ended March 31, 1995.

					  Exhibit A:     (2)
			   MOSCOM CORPORATION
			     and Subsidiary

		   Calculations of Earnings Per Share

					    Three Months Ended
						 March 31
Primary                                    1995             1994

Net Income (Loss)                      $  303,048         $  (50,023)
				       ===========        ==========

Weighted Common Shares Outstanding      6,765,545          6,685,470


Dilutive Effect of Stock Options
After Application of Treasury Stock
Method                                    187,766                 --
				       -----------        -----------
Weighted Average Shares Outstanding     6,953,311          6,685,470
				       ===========        ===========

Income (Loss) Per Common
and Common Equivalent Share                  $.04              $(.01)
					     =====             ======

Assuming Full Dilution
Net Income (Loss)                      $  303,048         $  (50,023)
				       ===========        ===========

Weighted Average Shares Outstanding     6,953,311          6,685,470

Additional Dilutive Effect of Stock
Options and Warrants after
Application of Treasury Stock Method           --                 --
				       -----------        -----------

Weighted Average Shares Outstanding     6,953,311          6,685,470

Income (Loss) per Common Share
Assuming Full Dilution                       $.04              $(.01)
					     ====              ======

			      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



			  MOSCOM CORPORATION

			      REGISTRANT

Date:          May 10, 1995

_____________________________________
Albert J. Montevecchio, Chairman of the Board
President and CEO



Date:          May 10, 1995
_____________________________________
Ronald C. Lundy
Treasurer (Chief Accounting Officer)