Form 10-K/A
period 1994-12-31
MOSCOM CORP
filed 1995-05-31
CIK 747605

FORM 10-K

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

              Annual Report Pursuant to Section 13 or 15 (d) of
                     the Securities Exchange Act of 1934
                 For the Fiscal Year Ended December 31, 1994

                       Commission File Number 0-13898

                                                         MOSCOM CORPORATION

(Exact Name of Registrant as specified in its Charter)

   Delaware                                            16-1192368
(State or other jurisdiction of                        (IRS Employer
incorporation or organization)                    Identification Number)

               3750 Monroe Avenue, Pittsford, NY  14534
(Address of principal executive offices)

                    (716) 381-6000
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act

     NONE                                         N/A

(Title of Each Class)                       (Name of each exchange
                                             on which registered)

               Common Stock,  $.10 Par Value
(Securities registered pursuant to Section 12 (g) of the Act)

      Indicate by check mark if disclosure of delinquent filers  pursuant  to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any Amendment to this Form 10-K.

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               YES  [x]      NO  [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of January 31, 1995 was $54,789,262.

      The number of shares of Common Stock, $.10 par value, outstanding on January 31, 1995 was 6,769,195.

                     DOCUMENTS INCORPORATED BY REFERENCE

PART I                      None


PART II                     None


PART III     Item 10        Pages 3, 4, and 6 of the Company's Proxy
                            Statement for the Annual Meeting of
                            Shareholders to be held May 12, 1995.
                            under "Election of Directors" and "Compliance
                            With Section 16 (a)."

             Item 11 Pages 5, 6, and 7 of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held May 12, 1995.
                            under "Executive Compensation."

             Item 12        The table contained on page 2 and the
                            information under "Election of Directors" on pages 3 through 6 of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held May 12, 1995.

                                   PART I

Item 1         Business

      MOSCOM was incorporated in New York in January 1983 and reincorporated in Delaware in 1984. MOSCOM has three wholly-owned subsidiaries, MOSCOM Limited and Global Billing Services, Ltd., formed under the Laws of England and MOSCOM GmbH, formed under the Laws of Germany. In 1991 MOSCOM acquired the assets of Votan Corporation, a leader in voice recognition over telephone circuits. Votan is now a division of MOSCOM Corporation.

      MOSCOM is engaged in the design, production, servicing and marketing of telecommunications management, voice processing and voice recognition products for users and providers of telecommunications services in the global market.

Telemanagement at the Business Location

      MOSCOM is the leading producer of call accounting products, which are used by organizations to better control their telecommunications usage and expense.

      Call accounting systems give businesses easy access to complete information on telephone usage including the calling extension, duration, time of day, destination, trunk and cost of each call. All of MOSCOM's call accounting products provide this fundamental information, without monitoring actual phone conversations, in clear, concise summary and detailed report formats.

      Call accounting systems save money. Telephone bills, which typically represent the third largest business expense after payroll and rent, can be reduced by 10% - 30% through heightened awareness and management of telephone use. As a result, MOSCOM call accounting systems can generally pay for themselves in less than a year through direct expense reduction.

      There are also many other valuable uses for call accounting systems including:

  Determining optimal number of trunks and best long distance facilities. Allocating telephone expense to specific cost centers or clients based on actual use.
  Generating revenues by reselling phone services to professional firm clients or hotel guests.
  Detecting fraudulent use of the phone system by hackers and unauthorized use of company phones for personal calls or 900 numbers.
  Evaluating employee productivity.

      MOSCOM's premier call accounting product is the Emerald CAS for Windows software. Utilizing all the power and user friendly features of Windows, Emerald CAS for Windows has the capacity to support up to 30,000 telephone extensions yet, is affordable for businesses with fewer than 25 telephones. A significant feature of Emerald CAS for Windows not found in predecessor products is the ability to collect and process data from up to 100 different telephone switches (PBX's) simultaneously from one central location.

MOSCOM's economical Pollable Storage Unit collects data from remote PBX's and stores it until polled by a central Emerald CAS for Windows system. Emerald CAS for Windows is designed to be a global product and is available in several languages. Emerald CAS for Windows has been selected for private branding by leading manufacturers and sellers of PBX's, including AT&T in the United States and Philips in Germany.

     MOSCOM also produces a call accounting software product that is based on the UNIX operating system. The UNIX operating system offers the advantage of supporting multiple terminals and users from a single system. MOSCOM's Unix-based call accounting software is marketed very successfully by AT&T as an integrated solution with other AT&T products.

     Despite the prevalence of PC's, some call accounting users prefer stand-alone proprietary hardware systems designed specifically for that purpose. MOSCOM is a leader in this market segment as well. MOSCOM produces private-labeled call accounting hardware systems for Siemens, marketed in Germany under the name GCM, and for British Telecom, marketed in the United Kingdom under the name Q30.

      A use for call accounting systems that has received considerable attention lately is the detection of PBX fraud. Sophisticated telephone hackers and their customers now generate fraudulent calls estimated to exceed $1 billion annually. Alert PBX owners use call accounting systems to spot the fraud and take corrective measures to minimize the loss. MOSCOM offers an optional HackerTracker module with the Emerald CAS for Windows system to automate the detection of fraud and instantly send out alarms to initiate preventive measures.

Telephone Company Products

      MOSCOM's INFO family of products capture, at the telephone company's central office, vital information in the form of Message Detail Records(MDR) on every originating or terminating call passing through that particular central office. Those raw detail records can then be processed into meaningful formats and distributed to a central telephone company computer or to business subscribers.

      The first INFO product was the INFO/MDR series which consists of three distinct components:

     1. INFO Monitor connects directly to the central office switch, via the message detail port or automatic message accounting port, to capture and store the call records.

      2.   INFO  Collector aggregates at a single location call records  from different INFO Monitors serving as many as 500 central offices. This aggregated information is then made available to the phone company's billing system or transferred to a customer's INFO Manager.

     3. INFO Manager is a customer premises system based on MOSCOM's Emerald CAS for Windows call accounting software. These allow the customer to download call records from an INFO Collector or INFO Monitor in real time or at scheduled times, in summary or detailed, statistical or graphical reports.

      Although MOSCOM envisions a wide variety of valuable applications for INFO/MDR the first choice of telephone companies has been to use INFO/MDR to enhance the appeal of Centrex and virtual private network service. Centrex allows a customer to utilize the telephone company's central office switch to route calls to individual extensions. In recent years Centrex service has grown rapidly and continues to gain market share from PBX's. However, surveys of Centrex users indicated that the greatest weakness of Centrex is the unavailability of complete, timely and accurate call detail information. INFO/MDR gives telephone companies the ability to provide economically and efficiently the detailed information customers are demanding. Telephone companies are also using INFO/MDR to provide message accounting for virtual private networks, another rapidly growing segment of the telecommunications market. Virtual private networks utilize the public switched network with customized software to provide users network control at a very competitive price.

     The call detail records captured by the INFO Monitor can also be used by telephone companies to generate subscriber bills. One means of doing so is MOSCOM's INFO Bill, an extension of the INFO family that provides a comprehensive operations support system for telephone, cellular and cable television companies. In addition to generating customer bills, INFO Bill also maintains reports for the general ledger, accounts receivables, inventory, payroll, service orders, and other critical operating functions. In essence, INFO Bill automates virtually all the systems needed to run a telephone or cable television company. MOSCOM's target markets for INFO Bill are primarily outside the United States where substantial investments are being made in upgrading telephone companies or creating entirely new providers of telephone and cable service.

      Another INFO family member, INFO Verabill, is a rating and billing system for telephone and cellular companies with up to 30,000 access lines. INFO Verabill is a very economical yet robust system that runs on 486 or Pentium PC's under Windows. It is designed for start-up companies and requires a relatively minimal investment in training and capital. MOSCOM's target market for Verabill is the impressive number of new telephone and cellular companies being created worldwide. In November of 1994, MOSCOM signed a six-year agreement with Alcatel SEL for worldwide distribution of Verabill as a private label Alcatel product.

      With the INFO family, MOSCOM has a uniquely broad array of products to support telephone cable and wireless companies of all sizes and levels of sophistication. These service providers have the technology today to vastly expand the types of information they convey to their subscribers. As economic and regulatory conditions enable expansion of these services the value of the INFO family will only be enhanced. As a result, MOSCOM's target market for the INFO family of products has grown beyond traditional telephone companies to include alternative providers of local service, cable television companies expanding into telephony, cellular and PCN service providers and managers of virtual private networks.

Global Billing Services, Ltd.

      MOSCOM has established Global Billing Services, Ltd. ("GBS") in the United Kingdom as an alternative means of marketing the INFO Bill software. Some providers of telephone, cable and virtual private network services appreciate the flexibility of the INFO Bill system but prefer not to make the investment in licensing the software, purchasing hardware, and hiring and training operations and support staffs. GBS offers an outsourcing alternative that can provide a wide variety of services ranging from simple rating of transaction messages to complete customer care, billing and collection services.

      MOSCOM chose to start a telecommunications service bureau in the United Kingdom because the regulatory environment in that country has spawned the most competitive telecommunications market in the world. That has resulted in entry into the market of a sizable number of new service providers and the convergence of telephone and cable television services. The resultant stiff competition has mandated a higher degree of service and pricing flexibility by all market participants. This is an ideal market environment for a service bureau able to provide timely comprehensive service at a competitive price. GBS charges for its services are believed to be 30%-50% less than the costs presently paid by telephone and cable companies in the UK for comparable services provided by internal support staff for outside service providers.

     GBS will market its services by means of a direct sales force as well as through strategic partnerships with providers of central office switches in the United Kingdom.

Voice Processing

      Voice processing involves recording, responding to, recognizing, or other manipulation of the spoken word. This technology is commonly used in voice mail and interactive voice information systems.

Voice Recognition

      The foundation for MOSCOM's voice processing business and what sets MOSCOM apart from others in the industry is the use of voice recognition technology. MOSCOM became the beneficiary of many years of advanced research in voice recognition technology with the acquisition of Votan in September of 1991. Prior to the acquisition, Votan had invested over $14 million in the development of high performance voice recognition systems. MOSCOM has continued to invest in improving the base recognition technology but has focused more on developing an economic hardware platform and key telecommunications applications.

      Votan products use complex algorithms and proprietary microprocessor design to create distinctly recognizable digital voice prints from the spoken word. These prints are then stored in the memory of the Votan system. By comparing these stored voice prints to prints of a new utterance, the system is able to recognize spoken words or verify the identity of the speaker.

      The hardware platform for the Votan voice recognition technology is the new Model 2400 series 4-port voice processing card introduced by MOSCOM in 1994. The 2400 card, available in either telephone or microphone input models, operates under Microsoft Windows in standard 486 or Pentium PC's. Combined with Votan's superior noise immune voice recognition and verification software, the 2400 card is setting industry standards for accuracy and economy.

VoiceBuilder for Windows puts the power of the Model 2400 card within easy reach of applications developers. With VoiceBuilder for Windows and a one-week programmer training class provided by MOSCOM, value added resellers can create their own customized voice recognition applications.

The TeleVoice system is an interactive telephone information system that responds to both phone generated tone and voice commands. It is a highly flexible user friendly product easily adapted to different vertical market industries. Callers to a TeleVoice system can use spoken words to select recorded messages, transfer to a live attendant or leave a message. North Americans are quite familiar with similar applications that use Touchtones to activate the system. However, in much of Europe, Latin America, Asia and Africa these applications are rare because the majority of callers do not have tone capability. MOSCOM sees these regions as the best markets for TeleVoice. Siemens markets a customized version of TeleVoice in Germany and Austria under the name InfoVoice.

MVM for Windows is a MOSCOM developed voice mail application using the Model 2400 card. The combination of voice processing and voice recognition technology gives MOSCOM two significant advantages over traditional voice mail products: (i) it is voice controlled and therefore can operate without tone, and (ii) includes voice verification technology to provide superior security. MOSCOM's target markets for MVM for Windows are those countries without significant touch tone usage and proportionately low acceptance of traditional voice mail products. We believe the availability of a voice controlled system will make voice mail as popular in these markets as it has become in the United States.

Marketing and Sales

      MOSCOM's marketing and sales personnel are located at its headquarters in Pittsford, New York as well as in Chicago, St. Louis, New Jersey, Pleasanton, California and Virginia.

      Marketing and sales personnel of MOSCOM's subsidiary, MOSCOM Ltd., located in Slough, England, market MOSCOM's products in the United Kingdom.

      Sales personnel employed by MOSCOM GmbH in Munich, Germany, market the Company's products throughout continental Europe.

      MOSCOM's marketing and distribution strategy is founded on building mutually beneficial relationships with companies with large, established distribution networks for telecommunications and computer products. The nature of the relationships varies depending on the product and market. For some, MOSCOM develops and manufactures customized products under a private label while others purchase and resell MOSCOM's standard products.

       MOSCOM's   marketing  strategy  is  focused  upon   telephone   switch
manufacturers  and  sellers and providers of telephone services.   A  partial
listing of companies using or selling MOSCOM products follows:

     PHONE SYSTEM MANUFACTURERS
     Alcatel SEL (Germany)
     AT&T (USA)
     Northern Telecom (US and UK)
     Philips (Germany)
     Siemens (Germany)

     TELEPHONE SERVICE PROVIDERS
     Ameritech (USA)
     British Telecom (UK)
     Sprint (USA)
     Teleport Communications (USA)

      Sales to AT&T and Siemens AG accounted for 50% and 14% respectively of MOSCOM's 1994 revenue.

New Product Development

      MOSCOM is currently pursuing several opportunities to expand its telemanagement product lines and to offer products for related markets.

     Software development costs meeting recoverability tests are capitalized under Statement of Financial Accounting Standard No. 86 effective January 1, 1986. The cost of software capitalized is amortized on a product-by-product basis over its estimated economic life, or the ratio of current revenues to current and anticipated revenues from such software, whichever provides the greater amortization. The Company periodically records adjustments to write down certain capitalized costs to their net realizable value.

Backlog

      At December 31, 1994 MOSCOM had a backlog of $1,452,458. Backlog as of December 31, 1993 was $1,451,178. Backlog is not deemed to be a material indicator of 1995 revenues.

      The Company's policy is to recognize orders only upon receipt of firm purchase orders.

Competition

      The telecommunications management industry is highly competitive and highly fragmented. The number of domestic suppliers of telemanagement systems for business users is estimated to exceed 100 companies. The vast majority of those are regional firms with limited product lines and limited sales and development resources. Several competitors are established companies that are able to compete with MOSCOM on a national basis.

     There are fewer competitors in the market for telemanagement systems for regulated telephone companies. However, competition in this market is expected to increase as the market matures.

      A large number of firms have or are developing voice recognition technology. Success in this market will depend most heavily in technical performance but also on the ability to apply technology in useful applications.

      Some competing firms have greater name recognition and more financial, marketing and technological resources than MOSCOM. Competition in the industry is based on price, product performance, depth of product line and customer service. MOSCOM believes its products are priced competitively based upon their performance and functionality. However, MOSCOM does not strive to be consistently the lowest priced supplier in its markets.

      In common with other information industries, the markets into which the Company sells have recently been characterized by rapid shift toward the software component of product content and away from the hardware element. Historically, prices for application software have declined rapidly in the face of competition. Increased competition for the Company's Emerald product or softness in demand for its hardware based products would, if they were to materialize, adversely affect the Company's volume and profits.

Manufacturing

      MOSCOM assembles its products from components purchased from a large variety of suppliers both domestic and international. Wherever feasible, the Company secures multiple sources, but in some cases it is not possible.

      MOSCOM offers warranty coverage on all products for 90 days or one year on parts and 90 days on labor. Repair services are offered at the Pittsford, New York facility, at the U. K. facility in Slough, England, and by some of the Company's larger customers.

Employees

      As of December 31, 1994, MOSCOM employed 155 full-time personnel, including 14 based in Europe employed by MOSCOM's subsidiaries.

     MOSCOM's employees are not represented by any labor unions.

Item 2         Facilities

     The Company's principal administrative office and manufacturing facility is located in a one-story building in Pittsford, New York. MOSCOM presently leases approximately 51,430 square feet of the building of which approximately 14,500 square feet is devoted to manufacturing. The initial term of the lease expires on June 30, 1998.

      The Company also leases approximately 3,750 square feet in Pleasanton, California which houses the Votan division of MOSCOM acquired in September 1991. That lease expires on December 31, 1996.

     The Company's subsidiary in the United Kingdom, MOSCOM Limited, occupies approximately 4,250 square feet in Slough, England pursuant to a lease which expires on December 31, 1998.

      The Company's subsidiary in Germany, MOSCOM GmbH, leases approximately 4,000 square feet in Ismaning, Germany. This lease expires July 31, 1995.

Item 3         Legal Proceedings

     The Company is engaged in litigation with a former employee with respect to termination of employment. The Company believes this action is unlikely to have a material impact on the Company.

      There are no other material pending legal proceedings against the Company or to which the Company is a party or of which any of its property is the subject.

Item 4         Submission of Matters to a Vote of Security Holders

     None.

PART II

Item   5       Market  for  the  Registrant's  Common  Stock  and  Related
               Stockholder Matters

      MOSCOM Corporation's Common Stock, $.10 par value, is traded on the NASDAQ National Market System (symbol: MSCM). The following quotations are furnished by NASDAQ for the periods indicated. These quotations reflect inter-dealer quotations that do not include retail markups, markdowns or commissions and may not represent actual transactions.

                          COMMON STOCK PRICE RANGE

Quarters Ended
         March 31        June 30          September 30        December 31

1994   12 3/8 - 7 5/8    12  - 4 1/8         8 3/4 - 4 1/4      9 1/4 - 7

1993    6 5/8 - 4      7 1/4 - 5 1/8         6 7/8 - 5         9 1/4  - 5 1/2


      As of December 31, 1994, there were 886 holders of record of the Company's Common Stock and approximately 3,500 additional beneficial holders.

     MOSCOM initiated a semi-annual cash dividend during 1990. The Company has paid dividends of $.02 per share during the months of January and July of each year since 1990.

Item 6         Selected Financial Data
                                        Year Ended December 31,
                           1994           1993         1992         1991         1990
Sales               $14,260,683    $13,455,810  $12,616,448  $15,815,233  $13,787,276

Net Income (Loss)     $(387,743)   $(3,854,641)     $70,992   $2,015,913   $2,782,768

Net Income (Loss)
per share                $(.06)         $(.59)        $.01         $.30         $.41

Total Assets        $16,083,483    $16,535,935  $20,360,770  $20,871,495  $18,034,537

Long term
obligations            $955,464       $798,703     $967,244     $668,221     $112,366

Weighted average
shares outstanding    6,707,449      6,589,130    6,654,080    6,697,433    6,737,832

Cash Dividends
paid per share              .04            .04          .04          .04          .04

      MOSCOM acquired virtually all of the assets of Auditech Communications in January, 1991 for $296,770 in cash. Auditech, located in Bothell, Washington, produced the TDR call accounting system, a stand-alone proprietary, hardware system for businesses and hotels. All operations of Auditech were moved to MOSCOM's Pittsford, New York facility in 1991.

     MOSCOM acquired all assets and certain liabilities of Votan Corporation, based in Fremont, California, in September of 1991 for $323,730 in cash.
Votan developed and produced voice recognition technology. Votan is being operated as a division of MOSCOM with its principal facility remaining in the San Francisco area. Votan products are manufactured at MOSCOM's facility in Pittsford, New York.

Item 7: Management's Discussion and Analysis of Results of Operations and Financial Condition

      The Company's sales of $14,260,683 for the year ended December 31, 1994 represented an increase of 6% over the 1993 sales level of $13,455,810. The increase in sales reflects a strong showing for the Company's products in the international market place during 1994, with export sales increasing by 47%
over 1993 levels. During 1994 export sales accounted for 29% of the Company's sales revenues compared with 21% during 1993. Most of the growth in international markets stem from the growth of MOSCOM GmbH, the Company's German subsidiary, primarily from the sale of voice products such as TeleVoice and MVM through Siemens A.G. Late in 1994 MOSCOM GmbH was also responsible for signing a six year agreement with Alcatel SEL for worldwide sales of our Verabill, TeleVoice, Emerald CAS for Windows and INFO/MDR products, and a three year agreement with Phillips for the distribution of the Emerald call accounting product. As a result of our expanded product offerings and these key new distribution agreements, the Company expects continued sales growth in international markets during 1995.

      1994 was a disappointing year for domestic sales, which declined by 5% from 1993 levels, largely as a result of inventory reductions undertaken by AT&T. During 1994 MOSCOM established a sales support organization of ten people working directly in the largest AT&T branches whose sole focus is to promote and support AT&T sales of MOSCOM produced products. As a result of the reduced inventory and the efforts of this dedicated support group we anticipate AT&T sales to increase in 1995.

      The 1994 cost of sales percentage of 35% compared favorably with a cost of sales percentage of 37% for the year ended December 31, 1993. The lower cost of sales reflected a significant reduction in manufacturing and overhead costs resulting from lower warranty costs and a streamlining of operations. These savings were more than enough to offset a 20% increase in amortization expense recorded, primarily for capitalized software.

     Net engineering and development costs of $1,633,902 increased by 7% over the $1,522,770 realized during 1993. Gross spending before the effects of software capitalization, however, declined from $3,081,908 during 1993 to $3,044,466.

     The following chart illustrates the net effect of the Company's research and development efforts, including the amounts amortized and charged to cost of sales, on the Company's 1994 and 1993 operating results.

                                                 1994         1993
Gross  expenditures for  engineering
 and software development                  $3,044,466   $3,081,908

Less:  Costs capitalized                    1,410,564    1,559,138
                                            ---------    ---------
Net  engineering  & software
 development expense                       $1,633,902   $1,522,770

Plus:   Amounts amortized and charged
 to cost of sales                           1,136,733      970,083
                                            ---------    ---------
Total expense recognized for the year      $2,770,635   $2,492,853
                                            =========    =========


      Total selling, general and administrative costs incurred during 1994 of $8,153,042 in total, were slightly lower than the 1993 expense level of $8,183,622. Selling expenses accounted for approximately 59% of the total expenditures, up from 50% of the total selling, general and administrative costs incurred during 1993. The higher selling costs reflect the continued expansion of MOSCOM GmbH in Germany, as well as a significant strengthening of the Company's support and training capabilities.

      Interest income earned on the investment of surplus capital declined from $278,965 for 1993, to $61,378 for 1994. The lower interest income generated results from the combination of lower balances under investment, and the recording of adjustments required on certain bond funds held in the Company's portfolio reflecting the poor performance of the worldwide bond markets during 1994.

      The Company's net loss for 1994 was $387,743 or $.06 per share. For 1993 the Company incurred a net loss of $3,854,641 or $.59 per share, a year impacted by the write-off of intangible assets of approximately $3,650,000 (see note 8 of the financials presented as part of this document.)

Results of Operations
1993 Compared with 1992

     The Company's 1993 sales of $13,455,810 represented an increase of 7% as compared with the 1992 sales level of $12,616,448. Fourth quarter sales of $4,106,536 represented the company's highest quarterly sales level since the fourth quarter of 1991. Fourth quarter sales were particularly strong for call accounting software in the United States and also included our first sale of INFO/MDR outside the United States, to Mercury Communications Ltd. in the United Kingdom.

      For all of 1993 domestic sales increased by 12%, with much of the increase attributable to newer product offerings such as Emerald CAS for Windows and INFO/MDR. International sales for 1993 were approximately 6% lower than levels achieved during 1992, but this was due primarily to $1.0 million dollars of revenue from the Petroleos Mexicanos contract being recognized in 1992. A large portion of that revenue was replaced by a continued strong demand for the GCM call accounting product marketed by Siemens A.G., and the INFO/MDR sale to Mercury Communication Ltd. referenced above.

      While the Company's voice activated information systems did not contribute to 1993 sales, important product approvals have been received from the national telephone companies of Germany and Austria, as well as the Siemens test lab. Interest from the domestic markets continues to grow as well, and the Company expects significant sales contributions from this new product segment beginning in the first half of 1994.

     The 1993 cost of sales percentage was 37% as compared to a cost of sales percentage of 34% for 1992. The cause of the increased cost is two-fold. The first factor was an increase in the amortization of capitalized software and purchased software costs charged to cost of sales increasing from $848,000 in 1992 (6.7% of sales) to $1,190,000 in 1993 (8.8% of sales). The second factor was an increase in amounts charged to shrinkage and obsolescence provisions (0.2% of sales in 1992, versus 1.7 % of sales in 1993) for slower moving stand-alone products, primarily the AP2000, PL series and Q30/30E series of products.

      Net engineering and software development expenses were $1,522,770 for the year ended December 31, 1993 as compared to net engineering and development expenses of $1,220,519 for the year ended December 31, 1992. Gross spending for 1993, however, declined by 13% from 1992 levels before applying the effects of capitalized software.

      The following chart summarizes both gross and net engineering and development expenses, including both the amounts capitalized and the amounts amortized and charged to cost of sales for the year 1993 and 1992.

                                                 1993         1992

Gross expenditures for engineering
 and software development                  $3,081,908   $3,564,318


Less:  Costs capitalized                   $1,559,138    2,343,799
                                            ---------    ---------
Net engineering & software
 development expense                       $1,522,770   $1,220,519

Plus:   Amounts amortized and charged
 to cost of sales                             970,083      646,585
                                            ---------    ---------
Total expense recognized for the year      $2,492,853   $1,867,104
                                            =========    =========

      The major focus of the 1993 engineering and development efforts was targeted toward the enhancement and broadening of the Emerald CAS for Windows and INFO/MDR product lines, as well as a significant investment in the development of the voice recognition product lines.

      Selling, general, and administrative expenses were $8,183,622 for 1993, an increase of 12% over the $7,335,617 of expenses during 1992. As cited in previous 10-Q reports filed in 1993, the increased spending is primarily the result of additional marketing and selling costs associated with the introduction of the Emerald CAS for Windows and INFO/MDR product lines, combined with the expansion of the Company's presence in Germany through MOSCOM GmbH.

      The Company recognized other expenses during the third quarter of 1993 of $3,650,744 consisting of 3 components:

1.The write-off of $1,758,502 of capitalized software associated with the domestic version of the AP2000 product line. Over the past several years, MOSCOM has embarked on an aggressive plan to develop four major new product lines. Market indications for three of those -- Emerald CAS, INFO/MDR, and voice recognition systems have given us reason to expect significant long-term successes. The fourth, the AP2000, has not met our expectations due to development delays and ensuing dramatic changes in the market.

  As  a  result  of  the  steep decline in PC prices  since  the  AP2000  was conceived,  most of the telecom applications intended for  AP2000  are  now more economically done on PC's. MOSCOM's success with Emerald CAS for Windows is a clear example of that. With that in mind, we have discontinued development of additional AP2000 applications, other than those related to the GCM product sold to Siemens. Sales of AP2000 call accounting products will continue. We have also reevaluated all intangible assets associated with the AP2000 and other stand-alone hardware products relative to probable future revenues from these products. Given the investment MOSCOM has made in the AP2000, and our lowered expectations of future sales, we concluded that the write-off was both appropriate and necessary.

2.The write-off of $1,337,242 of goodwill remaining from the 1988 acquisition of the PL stand-alone call accounting system. The PL product has also suffered erosion of market from less expensive PC-based products. Our expectation had been that its replacement by the AP2000 would reverse that decline. As that no longer is probable, we elected not to continue to reflect goodwill related to the PL line as an asset of the Company.

  The adjustments to capitalized software and goodwill bring two important results for MOSCOM: (1) Future expenses will more accurately reflect the actual costs of the products contributing to future sales without the distortive effect of discontinued products or projects; and (2) MOSCOM's efforts will be more focused on the three new product lines referred to above, that have bright prospects.

3.The settlement of a lawsuit which was initiated in December 1991 against MOSCOM by PEP Modular Computers Inc. Under the settlement, MOSCOM paid PEP $555,000 during the fourth quarter of 1993.

      Interest income earned from investments for 1993 amounted to $278,965, down slightly from the $311,925 of interest income recognized during 1992. The decline reflects primarily the effect of lower average balances available for investment purposes.

      MOSCOM's 1993 loss, net of tax recoveries, was $3,854,641, or $.59  per
share.   For 1992 MOSCOM realized a net after tax profit of $70,992, or  $.01 per share.

Liquidity and Capital Reserves
      The Company's December 31, 1994 balance sheet includes cash and investments of $4,113,346, which compares with a total cash and investment position of $4,650,169 at December 31, 1993. The working capital ratio of
6.0 at December 31, 1994 compares with working capital ratios of 5.3 and 6.3 for the years ended December 31, 1993 and 1992 respectively.

      Cash outflows for additions of property and equipment of $143,128 declined from levels of $265,267 in 1993 and $258,076 in 1992.

      After increases of approximately $680,000 in 1993 and $733,000 in 1992 in anticipation of new product introductions, net inventories were reduced by approximately $345,000 at December 31, 1994, and are expected to decline further in 1995.

      Accounts receivable increased by approximately $693,000 during 1994 to $3,473,667 at December 31, 1994. This increase is due to the timing of shipments, and as such does not indicate any significant unfavorable trend in payments from the Company's customers.

     The Company has an unsecured revolving line of credit arrangement with a commercial bank for a maximum of $3,000,000 at an interest rate of the lower of the bank's prime rate of interest or the bank's offered rate of interest. The Company must pay a loan commitment fee of 1/4% per annum of the difference between the maximum amount available under the line less loans outstanding at the end of each quarter. The line of credit arrangement is subject to certain financial covenants relating primarily to the Company's current ratio, tangible net worth, liabilities to tangible net worth and a limit on the amount of dividends declared or paid each year. The Company has satisfied these financial covenants as of December 31, 1994 and 1993. This agreement originally was to expire on January 31, 1995 but has been extended to January 31, 1996.

Item 8 Consolidated Financial Statements and Supplementary Data Required to be Included Herein as Follows:

Independent Auditors' Report                           Page    19

Financial Statements:

     Consolidated Balance Sheets                       Pages   20 - 21

     Consolidated Statements of Operations             Page    22

     Consolidated Statements of Stockholders Equity    Page    23

     Consolidated Statements of Cash Flows             Page    24

     Notes to Consolidated Financial Statements        Pages   25 - 33

Item 9         Disagreements on Accounting and Financial Disclosure

               None.

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders
 of MOSCOM Corporation
Pittsford, New York

We have audited the accompanying consolidated balance sheets of MOSCOM Corporation and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1994. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the financial position of MOSCOM Corporation and subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





Deloitte & Touche LLP/s/
Rochester, New York
February 9, 1995

MOSCOM CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1994 AND 1993

ASSETS                                                          1994           1993
CURRENT ASSETS:
  Cash and cash equivalents (includes investments
    of $1,775,416 and $1,060,064)                             $2,152,377    $ 1,293,999
  Investments                                                  1,960,969      3,356,170
  Accounts receivable, trade (net of allowance for
    doubtful accounts of $105,000 and $132,000)                3,473,667      2,781,030
  Inventories (Note 2)                                         2,710,228      3,054,897
  Prepaid expenses and other current assets                      239,002        381,131
                                                              ----------     ----------
      Total current assets                                    10,536,243     10,867,227
                                                              ----------     ----------
PLANT AND EQUIPMENT (Note 3):
  Cost                                                         5,221,322      5,078,194
  Less accumulated depreciation                                4,268,984      3,870,895

                                                              ----------     ----------
    Plant and equipment, net                                     952,338      1,207,299
                                                              ----------     ----------
OTHER ASSETS:
  License fees and purchased software (net of accumulated
    amortization of $569,887 and $506,082)                       389,366        520,814
  Software development costs (net of accumulated amortization
    of $1,427,864 and $953,067) (Notes 4 and 8)                2,895,853      2,622,022
  Deposits and other assets (Notes 5 and 9)                    1,309,683      1,318,573
                                                              ----------     ----------
      Total other assets                                       4,594,902      4,461,409
                                                              ----------     ----------
TOTAL ASSETS                                                  $16,083,483   $16,535,935
                                                               ==========    ==========


See notes to consolidated financial statements.

MOSCOM CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1994 AND 1993

LIABILITIES AND STOCKHOLDERS' EQUITY                          1994          1993
CURRENT LIABILITIES:
  Accounts payable                                          $ 510,145     $ 507,968
  Accrued compensation and related taxes                      778,684       668,385
  Other accrued expenses                                      469,469       756,322
  Dividends payable                                                 -       133,616
                                                           ----------    ----------
      Total current liabilities                             1,758,298     2,066,291
                                                           ----------    ----------
PENSION OBLIGATION (Note 5)                                   955,464       798,703

COMMITMENTS (Note 10)                                               -             -
                                                           ----------    ----------
      Total liabilities                                     2,713,762     2,864,994
                                                           ----------    ----------
STOCKHOLDERS' EQUITY (Note 6):
  Common Stock, par value $.10, 20,000,000 shares
    authorized; issued and outstanding, 6,743,875 shares
    and 6,680,781 shares                                      674,388       668,078
  Additional paid-in capital                               14,945,932    14,811,533
  Retained deficit                                         (2,261,852)   (1,739,957)
  Cumulative translation adjustment                            11,253       (68,713)
                                                           ----------    ----------
      Total stockholders' equity                           13,369,721    13,670,941
                                                           ----------    ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $16,083,483   $16,535,935
                                                           ==========    ==========

See notes to consolidated financial statements.

MOSCOM CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

                                                   1994         1993         1992
SALES (Note 7)                                  $14,260,683  $13,455,810  $12,616,448

COSTS AND OPERATING EXPENSES:
  Cost of sales (Note 4)                          4,936,761    4,985,265    4,264,543
  Engineering and software development (Note 4)   1,633,902    1,522,770    1,220,519
  Selling, general and administrative             8,153,042    8,183,622    7,335,617
  Other expenses (Note 8)                                 -    3,650,744            -
                                                  ---------   ----------   ----------
      Total costs and operating expenses         14,723,705   18,342,401   12,820,679
                                                  ---------   ----------   ----------
LOSS FROM OPERATIONS                               (463,022)  (4,886,591)    (204,231)

INTEREST INCOME                                      61,378      278,965      311,925
                                                  ---------   ----------   ----------
(LOSS) INCOME BEFORE INCOME TAXES                  (401,644)  (4,607,626)     107,694

INCOME TAX (BENEFIT) PROVISION (Note 9)             (13,901)    (752,985)      36,702
                                                  ---------   ----------   ----------
NET (LOSS) INCOME                               $  (387,743) $(3,854,641)  $   70,992
                                                  =========    =========    =========
NET (LOSS) INCOME PER COMMON SHARE              $      (.06) $      (.59)  $      .01
                                                  =========    =========    =========
WEIGHTED AVERAGE SHARES OUTSTANDING               6,707,449    6,589,130    6,654,080
                                                  =========     =========     =========

See notes to consolidated financial statements.

MOSCOM CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                                                    Common Stock       Additional     Retained    Cumulative           Total
                                                                 Par      Paid-in     Earnings    Translation  Stockholders'
                                                 Shares        Value      Capital    (Deficit)    Adjustment          Equity
BALANCE - January 1, 1992                     6,450,168  $   645,017  $14,219,380  $  2,568,794   $    17,265  $  17,450,456

  Exercise of stock options                      90,045        9,004      181,293             -             -        190,297
  Foreign currency translation adjustment             -            -            -             -       (48,592)       (48,592)
  Dividends declared on common stock
    ($.04 per share)                                  -            -            -      (259,469)            -       (259,469)
  Net income                                          -            -            -        70,992             -         70,992

BALANCE - December 31, 1992                   6,540,213      654,021   14,400,673     2,380,317       (31,327)    17,403,684

  Exercise of stock options and warrants        144,276       14,428      432,689             -             -        447,117
  Stock retirements                              (3,708)        (371)     (21,829)            -             -        (22,200)
  Foreign currency translation adjustment             -            -            -             -       (37,386)       (37,386)
  Dividends declared on common stock
    ($.04 per share)                                  -            -            -      (265,633)            -       (265,633)
  Net loss                                            -            -            -    (3,854,641)            -     (3,854,641)

BALANCE - December 31, 1993                   6,680,781      668,078   14,811,533    (1,739,957)      (68,713)    13,670,941

   Exercise of stock options and warrants        88,120        8,812      282,592             -             -        291,404
   Stock retirements                            (25,026)      (2,502)    (148,193)            -             -       (150,695)
   Foreign currency translation adjustment            -            -            -             -        79,966         79,966
   Dividends declared on common stock
     ($.02 per share) (Note 6)                        -            -            -      (134,152)            -       (134,152)
   Net loss                                           -            -            -      (387,743)            -       (387,743)

BALANCE - December 31, 1994                   6,743,875  $   674,388  $14,945,932  $ (2,261,852)  $    11,253  $  13,369,721

See notes to consolidated financial statements.

MOSCOM CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                                                            1994             1993             1992
OPERATING ACTIVITIES:
  Net (loss) income                                      $ (387,743)     $(3,854,641)         $70,992
                                                           ---------      -----------       ----------
  Adjustments to reconcile net (loss) income
    to net cash provided (used) by operating activities:
      Depreciation and amortization                       1,890,977        1,754,964        1,561,222
      Decrease (increase) in deferred income tax             (6,674)        (462,925)         115,396
      Other expenses:  write-downs of other asse                  -        3,095,743                -
      Provision for bad debts                               (23,188)          20,254           24,544
      Provision for inventory obsolescence                  168,550          234,500           30,000
      Changes in assets and liabilities:
        Investments                                       1,395,201        2,982,923       (1,244,079)
        Accounts receivable                                (669,449)         185,554        2,259,817
        Inventories                                         176,119         (914,710)        (762,512)
        Prepaid expenses and other current asset            142,129         (308,665)           1,691
        License fees and purchased software                (224,707)        (256,703)        (248,044)
        Software development costs                       (1,410,564)      (1,559,138)      (2,343,799)
        Deposits and other assets                            15,564         (513,290)        (271,416)
        Accounts payable                                      2,177         (188,281)          17,730
        Accrued compensation and related taxes              110,299           22,326         (292,454)
        Other accrued expenses                              (50,126)         496,167         (337,810)
                                                         -----------     ------------      -----------
           Net adjustments                                1,516,308        4,588,719       (1,489,714)
                                                         -----------     ------------      -----------
           Net cash provided (used) by operating          1,128,565          734,078       (1,418,722)
                                                         -----------     ------------      -----------
INVESTING ACTIVITY:
  Additions to plant and equipment                         (143,128)        (265,267)        (258,076)
                                                         -----------     ------------      -----------
FINANCING ACTIVITIES:
  Exercise of stock options and warrants                    140,709          424,917          190,297
  Payment of dividends on common stock                     (267,768)        (262,398)        (258,091)
  Principal payments on long-term debt and
   capital leases                                                 0                0          (16,785)
                                                         -----------     ------------      -----------
           Net cash (used) provided by financing           (127,059)         162,519          (84,579)
                                                         -----------     ------------      -----------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                               858,378          631,330       (1,761,377)

CASH AND CASH EQUIVALENTS, BEGINNING OF
  YEAR                                                    1,293,999          662,669        2,424,046
                                                         -----------     ------------      -----------
CASH AND CASH EQUIVALENTS, END OF YEAR                   $2,152,377      $ 1,293,999       $  662,669
                                                         ===========     ============      ===========

See notes to consolidated financial statements.

MOSCOM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992



1. DESCRIPTION  OF  BUSINESS AND SUMMARY OF SIGNIFICANT  ACCOUNTING
   POLICIES

   The accompanying consolidated financial statements include the accounts of MOSCOM Corporation and its wholly-owned subsidiaries, MOSCOM Limited (a company incorporated in England) and Moscom GmbH (a company incorporated in Germany). All significant intercompany accounts and transactions have been eliminated. The Company and its subsidiaries design and manufacture computer products, software and services for the telecommunications industry. Substantially all sales and accounts receivable are with companies in this industry.

   Investments - The Company's investments are classified as trading securities since the Company intends to buy and sell the securities in the near term with the objective of generating profits on short-term differences in price. Such securities are reported at fair value in the consolidated financial statements and any unrealized holding gains and losses are included in earnings.

   As of December 31, 1994, the unrealized holding loss for the investments was approximately $60,000. As of December 31, 1993, the fair value of the investments approximated cost.

   Concentrations of credit risk - Financial instruments which potentially subject the Company to concentration of credit risk consist principally of investments and accounts receivable. The Company places its investments ($3,736,385 and $4,416,234 as of December 31, 1994 and 1993, respectively) with quality financial institutions and, by policy, limits the amount of credit exposure to any one financial institution.

   The Company's customers are not concentrated in any specific geographic region, but are concentrated in the telecommunications industry. As of December 31, 1994 and 1993, one specific customer in this industry accounted for approximately $1,399,000 and $1,528,000, respectively, of the total accounts receivable balance. The Company performs ongoing credit evaluations of its customers' financial conditions but does not require collateral to support customer receivables. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

   Inventories are stated at the lower of cost (first-in, first-out method) or market. The Company evaluates the net realizable value of inventory on hand considering deterioration, obsolescence, replacement costs and other pertinent factors, and records adjustments as necessary.

   Plant and equipment is recorded at cost and depreciated on a straight-line basis using the following useful lives:

          Computer hardware and software      3-5 years
          Machinery and equipment             4-7 years
          Furniture and fixtures             5-10 years
          Leasehold improvements          Term of lease

   All maintenance and repair costs are charged to operations as incurred.

   License fees are being amortized over the periods expected to be benefited, not exceeding five years.

   Software development costs meeting recoverability tests are capitalized, and amortized on a product-by-product basis over their economic life, generally three years, or the ratio of current revenues to current and anticipated revenues from such software, whichever provides the greater amortization. The Company periodically records adjustments to write down certain capitalized costs to their net realizable value (see Note 8).

   Revenue  recognition  -  The  Company  recognizes  revenue  from product sales upon shipment to the customer. Revenues from maintenance and extended warranty agreements are recognized ratably over the term of the agreements. The Company also enters into license agreements for certain of its products. Revenues from such agreements are recognized based on the terms of the agreements, generally upon the delivery of the licensed product.

   Income taxes are provided on the income earned in the financial statements. Deferred income taxes are provided to reflect the impact of "temporary differences" between the amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. Tax credits are recognized as a reduction to income taxes in the year the credits are earned.

   Net (loss) income per share is based upon the weighted average number of common shares outstanding during each year assuming exercise of dilutive outstanding stock options and warrants under the treasury stock method.

   Consolidated statements of cash flows - The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

   The consolidated statements of cash flows for 1993 and 1992 have been restated to include the change in investments, which are classified as trading securities under Statement of Financial Accounting Standards No. 115, in cash provided (used) by operating activities.


2. INVENTORIES

   The major classifications of inventories as of December 31, 1994 and 1993 are:

                                               1994          1993
    Purchased parts and components          $2,030,800    $2,351,491
    Work in process                            529,933       518,233
    Finished Goods                             149,495       185,173
                                            ----------    ----------
                                            $2,710,228    $3,054,897
                                            ==========    ==========

3. PLANT AND EQUIPMENT

   The major classifications of plant and equipment as of December 31, 1994 and 1993 are:

                                               1994          1993

    Machinery and equipment                 $1,875,572    $1,955,247
    Computer hardware and software           2,113,911     1,902,669
    Furniture and fixtures                     899,164       894,250
    Demonstration Equipment                     86,234        84,036
    Leasehold improvements                     246,441       241,992
                                            ----------    ----------
                                            $5,221,322    $5,078,194
                                            ==========    ==========

   Depreciation expense was approximately $398,000, $437,000 and $384,000 for the years ended December 31, 1994, 1993 and 1992, respectively.


4. ENGINEERING AND SOFTWARE DEVELOPMENT EXPENDITURES

   Engineering  and  software  development  expenditures   incurred
   during the years ended December 31, 1994, 1993 and 1992 were recorded as follows:

                                              1994         1993         1992

   Engineering and software development
    expense included in the consolidated
    statements of operations               $1,633,902   $1,522,770   $1,220,519

   Amounts capitalized and included in
    the consolidated balance sheets         1,410,564    1,559,138    2,343,799
                                           ----------   ----------   ----------

   Total expenditures for engineering
    and software development               $3,044,466   $3,081,908   $3,564,318
                                           ==========   ==========   ==========

   Additionally, the Company recorded amortization of capitalized software development costs of approximately $1,137,000, $970,000 and $647,000 for the years ended December 31, 1994, 1993 and 1992, respectively. Such amortization is included in cost of sales in the consolidated statements of operations.


5. BENEFIT PLANS

   The  Company sponsors an employee incentive savings  plan  under section 401(K) for all eligible employees. The Company's contributions to the plan are discretionary. No contributions were made in 1994 and 1993 and $28,000 was contributed in 1992.

   The Company also sponsors an unfunded Supplemental Executive Retirement Program, which is a nonqualified plan that provides certain key employees defined pension benefits. Periodic pension expense for the years ended December 31, 1994, 1993 and 1992 consists of the following:

                                        1994           1993           1992

Service cost                         $ 100,852      $  66,798      $  49,890
Interest cost                           55,909         43,912         35,591
Net amortization and deferral           36,965         29,154         26,550
                                     ---------      ---------      ---------
Pension expense                      $ 193,726      $ 139,864      $ 112,031
                                     =========      =========      =========


   A reconciliation of the pension plan's funded status with amounts recognized in the Company's balance sheets follows:

                                             1994           1993

Actuarial present value of accumulated
  benefit obligation                      $ 955,464      $ 798,703
                                          ---------      ---------
Actuarial present value of projected
  benefit obligation                      $ 955,464      $ 798,703

Plan assets                                       -              -
                                          ---------      ---------
Projected benefit obligation in excess
  of plan assets                            955,464        798,703

Prior service cost not yet recognized in
  net periodic pension cost                (482,738)      (519,703)

Additional minimum liability                482,738        519,703
                                          ---------      ---------
Accrued pension expense                   $ 955,464      $ 798,703
                                          =========      =========


   Included in the deposits and other assets caption in the consolidated balance sheets as of December 31, 1994 and 1993 is an intangible asset of $482,738 and $519,703, respectively, related to the minimum liability adjustment for the unfunded accumulated benefit obligation.

   The following assumptions were used in determining the actuarial present value of the projected benefit obligation as of December 31, 1994 and 1993.

     Discount rate                               7%             7%
     Rate of increase in future
      compensation levels                        3%             3%


6. STOCKHOLDERS' EQUITY

   The Company has reserved 650,000 shares of its Common Stock for issuance under its 1993 Stock Option Plan, the successor Plan to the 1983 Stock Option Plan. The Plan provides for options which may be issued as nonqualified or qualified incentive stock options. All options granted to date are exercisable 25% per year beginning one year from the date of grant. All options granted to employees of MOSCOM Corporation have a ten year term and all options granted to employees of MOSCOM Limited and MOSCOM GmbH have a seven year term.

   A summary of stock option transactions for the years ended December 31, 1994, 1993 and 1992 is shown below:

                                             1994          1993          1992

Shares under option, beginning of year     380,780       517,111       513,801
Options granted                             42,020        20,160       120,440
Options exercised at prices ranging from
  $.66 to $5.00                            (45,163)     (129,241)      (90,045)
Options terminated                         (36,022)      (27,250)      (27,085)
                                          --------      --------      --------
Shares under option, end of year           341,615       380,780       517,111
                                          ========      ========      ========
Shares exercisable                         254,459       232,402       298,778
                                          ========      ========      ========
Exercise price of shares exercisable    $1.33-5.00    $1.33-5.00     $.66-4.75
                                        ==========    ==========     =========



   A summary of warrant transactions for the years ended December 31, 1994, 1993 and 1992 is shown below:

                                             1994          1993          1992

Warrants outstanding, beginning of year    138,383       182,216       159,770

Warrants granted                             7,223        16,202        22,446

Warrants exercised                         (42,957)      (15,035)            -

Warrants expired                                 -       (45,000)            -
                                          --------      --------      --------
Warrants outstanding, end of year          102,649       138,383       182,216
                                          ========      ========      ========
Exercise price of shares exercisable   $2.31-10.25    $1.75-7.75    $1.50-7.75
                                        ==========    ==========     =========

   On January 12, 1995, the Company's Board of Directors declared a cash dividend of $.02 per share payable on January 30, 1995.


7. SALES INFORMATION

   Sales  to  two  customers  were  approximately  $7,180,000   and
   $2,058,000, or 50% and 14% of the Company's total sales in 1994.

   Sales to these two customers were approximately $7,490,000 and $1,468,000 or 56% and 11% of the Company's total sales in 1993 and $6,296,000 and $1,376,000 or 50% and 11% of the Company's
   total sales in 1992.

   Export sales to unaffiliated customers in Europe were approximately $3,843,000, $2,673,000 and $2,084,000 in 1994,
   1993 and 1992, respectively. Additionally, the Company recognized revenues under a long-term contract to a single customer in Mexico of $1,048,000 in 1992 comprising 8% of total sales.

8. OTHER EXPENSES

   During the third quarter of 1993, other expenses of $3,650,744, were charged to operations which consisted of the following:

    Write-down of capitalized software development
     costs to net realizable value                      $1,758,502

    Write-down of excess purchase price over net
     assets acquired                                     1,337,242

    Settlement of litigation claim                         555,000
                                                        ----------
                                                        $3,650,744
                                                        ==========

   In the opinion of management, a market decline occurred and was expected to continue in the future relative to certain of the Company's software development projects. As a result, the Company wrote-down the related capitalized software development costs to net realizable value. Additionally, in the opinion of management, the future economic benefit of the excess purchase price over net assets acquired (goodwill) related to their Control Key division diminished due, in part, to current market conditions and the Company's sales forecasts. As a result, the Company wrote-down the remaining goodwill value, which was originally being amortized over ten years.

   The Company settled a lawsuit relative to a contract dispute over a specific product previously purchased by the Company.


9. INCOME TAXES

   The components of the (loss) income before income taxes for the years ended December 31, 1994, 1993 and 1992 is presented below:

                                       1994           1993         1992

Domestic (loss) income              $  73,191    $(4,113,097)  $  322,240
Foreign loss                         (474,835)      (494,529)    (214,546)
                                     --------     ----------     --------
                                    $(401,644)   $(4,607,626)  $  107,694
                                     ========     ==========     ========

   The income tax (benefit) provision includes the following:

                                      1994          1993         1992
Current income tax payable
 (refundable):

  Federal                         $  (9,876)   $ (156,169)   $ (80,183)
  State                               1,550         1,489        1,489
  Foreign                             1,099        (2,985)           -
                                  ----------   -----------   ----------
                                     (7,227)     (157,665)     (78,694)
                                  ----------   -----------   ----------
Deferred income tax:
  Federal                           (18,156)     (870,968)     119,038
  State                            (210,127)       10,663       (3,642)
  Foreign                          (215,427)     (218,472)           -
  Increase in valuation allowance   437,036       483,457            -
                                  ----------   -----------   ----------
                                     (6,674)     (595,320)     115,396
                                  ----------   -----------   ----------
                                  $ (13,901)   $ (752,985)   $  36,702
                                  ==========   ===========   ==========



   The income tax (benefit) provision differs from those computed using the statutory federal tax rate of 34%, due to the following:

                                      1994           1993        1992

Tax at statutory federal rate    $ (136,559)   $(1,566,661)  $  36,616
Differences between foreign
 and U.S. tax rates                 (51,791)       (50,332)     72,946
State taxes, net of federal
 tax benefit                       (209,104)         8,020      (1,421)
Amortization of excess purchase
 price over net assets acquired           -        497,963      86,602
Tax-exempt interest income                -        (35,829)    (95,331)
Utilization of tax credits          (65,000)             -     (79,675)
Increase in valuation allowance     437,036        483,457           -
Other                                11,507        (89,603)     16,965
                                 -----------   ------------  ----------
                                 $  (13,901)   $  (752,985)  $  36,702
                                 ===========   ============  ==========


   The deferred income tax asset (liability) recorded in the consolidated balance sheets results from differences between financial statement and tax reporting of income and deductions. A summary of the composition of the deferred income tax asset (liability) follows:

                                     1994                    1993
                             Domestic     Foreign    Domestic     Foreign

General business credits   $  837,253  $        -  $  691,664  $        -
Net operating losses          470,918     502,229     427,828     291,757
Deferred compensation         389,816           -     274,536           -
Alternative minimum tax
 credits                      205,431           -     212,929           -
Inventory                     143,881           -      90,195           -
Accounts receivable            38,867           -      32,441           -
Capitalized software       (1,071,923)          -    (891,487)          -
Fixed assets                  (67,549)      6,655     (72,859)      5,156
Other                           3,969      13,163     (42,867)      9,707
                           ----------- ----------- ----------- -----------
                              950,663     522,047     722,380     306,620
Valuation allowance          (811,594)   (522,047)   (589,985)   (306,620)
                           ----------- ----------- ----------- -----------
Deferred asset (liability) $  139,069  $        -  $  132,395  $        -
                            ========== =========== =========== ===========

   The deferred asset as of December 31, 1994 and 1993 is included in the deposits and other assets caption in the consolidated balance sheet.

   The Company has $1,014,850 of federal net operating loss carryforwards available as of December 31, 1994, of which approximately $100,000 may be utilized annually. The carryforwards expire in varying amounts in 1998 through 2001. The 1994 regular federal tax net operating loss remaining to be carried forward is $68,000 which expires in the year 2008. The valuation allowance has increased by $437,036 during the year ended December 31, 1994, primarily due to operating loss and tax credit carryforwards that, in the opinion of management, may not be realized within the carryforward period.

   As of December 31, 1994, the Company has $13,000 of net operating loss carryforwards available to offset future earnings of Moscom Limited and net operating loss carryforwards of $1,230,000 to offset future earnings of Moscom GmbH.

   The  Company's tax credit carryforwards as of December 31,  1994 are as follows:

               Description                     Amount   Expiration Dates

    General business credits              $   756,829      1998 - 2009

    New York State investment tax credits     121,854      1996 - 2004

    Alternative minimum tax credits           205,431   No expiration date
                                            ---------
                                          $ 1,084,114

   Cash paid (received) for income taxes during the years ended December 31, 1994, 1993 and 1992 totalled $(231,885), $(10,731)
   and $9,747, respectively.


10.COMMITMENTS

   Operating Lease Obligations - The Company and its subsidiary lease their current manufacturing and office facilities and certain equipment under operating leases which expire at various dates through 1998. The facility leases provide for extension privileges. Rent expense under all operating leases (exclusive of real estate taxes and other expenses payable under the leases) was $773,000, $573,000, and $583,000 for the years ended December 31, 1994, 1993 and 1992, respectively.

   Minimum lease payments as of December 31, 1994 under operating leases are as follows:

    Year Ending December 31,

    1995                                $   512,000
    1996                                    508,000
    1997                                    467,000
    1998                                    313,000
                                        -----------
    Total minimum lease payments        $ 1,800,000
                                        ===========

   Line of Credit - The Company has an unsecured revolving line of credit arrangement with a commercial bank for a maximum of $3,000,000 at an interest rate of the lower of the bank's prime rate of interest or the bank's offered rate of interest. The Company must pay a loan commitment fee of 1/4% per annum of the difference between the maximum amount available under the line less loans outstanding at the end of each quarter. The line of credit arrangement is subject to certain financial covenants relating primarily to the Company's current ratio, tangible net worth, liabilities to tangible net worth and a limit on the amount of dividends declared or paid each year. The Company has satisfied these financial covenants as of December 31, 1994 and 1993. This agreement originally was to expire on January 31, 1995 but has been extended to January 31, 1996.

                                  PART III

Item 10   Directors and Executive Officers of the Registrant

      Information relating to directors of the Company is incorporated herein by reference to page 3, 4 and 6 of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held May 12, 1995 {see "Election of Directors" and "Compliance With Section 16 (a)".}

      The following lists the names and ages of all executive officers of the Company, all persons chosen to become executive officers, all positions and offices with the Company held by such persons, and the business experience during the past five years of such persons. All officers were elected or re-elected to their present positions for terms ending in May 12, 1995 and until their respective successors are elected and qualified.

                                 MANAGEMENT

Directors and Executive Officers of the Registrant
     The Directors and executive officers of MOSCOM are as follows:
Name                 Age               Position
Albert J.            58                Chairman of the
Montevecchio                           Board,
                                       President, C.E.O.,
                                       Director

Robert L. Boxer      41                Vice President,
                                       Secretary
                                       Corporate Counsel

James H. Herbert     58                Vice President,
                                       Corporate Marketing

James W. Karr        51                Vice President,
                                       International Sales

John P. King         57                Vice President
                                       Customer Support and
                                       Quality Assurance

Ronald C. Lundy      43                Treasurer

Richard C. Vail      64                Vice President,
                                       General Manager,
                                       Votan

Victor de Jong       49                Director

John E. Mooney       50                Director

Harvey E. Rhody      55                Director

Fred E. Strauss      67                Director

     All Directors hold office until the next annual meeting of stockholders, and until their successors are duly elected and qualified. Officers are elected annually by the Board of Directors and serve at the discretion of the Board.

      Albert J. Montevecchio is a founder of MOSCOM and has been its President, Chief Executive Officer and a Director since its incorporation in January 1983. He became Chairman of the Board in February 1985. Prior to founding MOSCOM, he was a director and Executive Vice President of Sykes Datatronics, Inc. with responsibility for marketing and sales, customer service and new product planning. Prior to that he held senior technical positions with Xerox Corporation and General Electric Corporation. He holds degree in Electrical Engineering (BSEE).

      Robert L. Boxer became a Vice President of MOSCOM in November 1991. Prior to that he had been Secretary and Corporate Counsel of MOSCOM since March 1983. Prior to that he had been Counsel at Sykes Datatronics, Inc. and an attorney with the firm of Middleton-Wilson.

      James H. Herbert has been Vice President-Corporate Marketing since September, 1990. He was co-founder and Executive Vice President of Phoenix Telecom, Inc. from November 1985 until joining MOSCOM. Phoenix Telecom develops and markets application software products for the telephone industry. Prior to founding Phoenix, he held sales and marketing management positions with Sykes Datatronics, Inc., Northern Telecom, Inc., Mid-Continent Telephone Corporation and Ohio Bell.

      James W. Karr has been Vice President-International Sales since May 1, 1989. After joining MOSCOM in 1983, he had held various sales management positions. Prior to that he held sales management positions with Sykes Datatronics, Inc., Itel Corporation, Honeywell Information Systems, and NCR Corporation.

      John P. King has been Vice President of Corporate Quality Assurance since August 31, 1992. He was President and CEO of Computer Consoles, Inc. from 1990 through 1992 and COO from 1989 to 1990. Prior to that held various management positions with Northern Telecom from 1962 to 1989.

      Ronald C. Lundy was appointed Treasurer of MOSCOM in July 1993. Since joining MOSCOM in 1984 he has held a variety of financial management positions, the most recent having been Corporate Controller since December of 1992. Prior to that he held various financial positions with Rochester Instrument Systems from 1974-1983.

     Richard C. Vail has been Vice President and General Manager of the Votan Division since October, 1991. Prior to that he had been Vice President-Engineering and Operations since March 1987 and prior to that Director of Operations since October 1984. Mr. Vail held a series of Senior Management positions with Taylor Instrument Company from 1974 through 1984.

      Victor de Jong has been a Director of MOSCOM since May 1984. He is President of Huntington General Management, Inc., a management consulting firm and President of Haller Plastics Corp., a plastic injection molding company and manufacturer of point-of-purchase displays since 1990. Prior to that, Mr. de Jong was President of Venture Management Associates, an
investment holding company, and its subsidiaries, Golden Metal Products Corporation and Precise Metal Parts Company, Inc., both engaged in the fabrication of metal parts. Prior to 1982, Mr. de Jong held various management positions with McGraw Edison.

      John E. Mooney became a Director of MOSCOM in May 1985. He is Chief Executive Officer of Essex Investment Group and a general partner of Great Lakes Capital. For the past five years, he has been President of MM&S Resources, Inc., First Rochester Corporation and First Rochester Capital Corporation. All of these affiliated companies are engaged in investment management and financial services.

      Harvey E. Rhody has been a Director of MOSCOM since September 1983. He has been President of RIT Research Corporation since July 1992. Prior to that and since 1988, he was a Professor of Electrical Engineering and Imaging Science at the Rochester Institute of Technology and director of Intelligent Systems Division of RIT Research Corporation.

      Fred E. Strauss has been a Director of MOSCOM since September 1983. In 1990, he retired as Regional President of Manufacturers Hanover Trust Company in Rochester, New York, a position he held for more than five years. Mr. Strauss is a Chairman of the Board of Nazareth College Board of Trustees, an institution of higher learning; Chairman of the Boards of Park Ridge Hospital, Inc. and Park Ridge Health Systems, Inc., providers of health care; and Chairman of the Board of Rochester Community Baseball, Inc., an operator of a minor league professional baseball team.

Item 11   Executive Compensation

      Information relating to executive compensation is incorporated by reference on pages 5, 6 and 7 of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held May 12 1995. (See "Executive Compensation" and "Corporate Governance Information.")

Item 12   Security Ownership of Certain Beneficial Owners and Management

      Information relating to the security holdings of more than five percent holders and directors and officers of the Company is incorporated herein by reference to pages 3 through 6 of the Company's Proxy Statement for the Annual Meeting of shareholders to be held May 12, 1995.

Item 13   Certain Relationships and Related Transactions

     None.

                                   PART IV

Item 14   Exhibits, Consolidated Financial Statement Schedule and Reports  on
          Form   8-K

(a)  The following document is filed as part of this report:

     VIII.     Valuation and Qualifying Accounts

     Schedules other than those listed above are omitted because they are not applicable.

      Individual financial statements of the subsidiaries of the Company have been omitted as the Company is primarily an operating company and the subsidiaries included in the consolidated financial statements filed, in the aggregate, do not have minority equity interest and/or indebtedness to any person other than the Company in amounts which together (excepting indebtedness incurred in the ordinary course of business which is not overdue and matures within one year from the date of its creation, whether or not evidenced by securities, and indebtedness of the subsidiary which is collateralized by the Company by guarantee, pledge, assignment or otherwise) exceed 5 percent of the total assets as shown by the most recent year-end statement of consolidated financial position. There are no unconsolidated subsidiaries or 50% or less owned persons accounted for by the equity method.

(b) There have been no reports on form 8-K filed during the last quarter of the period covered by this report.

(c)  Exhibits (numbered in accordance with item 601 of regulation S-K)

     (11.1)    Calculation of earnings per share

     (22)      Subsidiaries of registrant

     (22.1) Neither of the Company's wholly owned subsidiaries would constitute a significant subsidiary as of December 31, 1994.

                     MOSCOM CORPORATION AND SUBSIDIARIES

Schedule VIII - Valuation and Qualifying Accounts
Years Ended December 31, 1994, 1993, and 1992


Column A               Column B     Column C     Column D      Column E

Allowance for         Balance At   Charged To    Accounts       Balance
Doubtful Accounts     Beginning    Costs And    Written Off    At End of
                       Of Year      Expenses    (Recovered)      Year

       1994            $132,000    $(23,188)    ($  3,812)     $105,000
       1993             122,000      20,254        10,254       132,000
       1992             105,000      24,544         7,544       122,000



Provision for         Balance At   Charged to    Inventory      Balance
Inventory Shrinkage   Beginning     Cost of       Written       At End
& Obsolescence         of Year       Sales          Off         of Year

       1994            $208,291      173,499        34,316       347,474
       1993             183,884      234,500       210,093       208,291
       1992             296,483       30,000       142,599       183,884

                                 SIGNATURES

      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             MOSCOM CORPORATION

               -----------------------------------------------
                Albert J. Montevecchio, Chairman of the Board
                              President and CEO
Dated: 03/28/95

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                     Capacity                 Date

_____________________________ Chairman of the Board,   March 28, 1995
Albert J. Montevecchio        President, C.E.O. and
                              Director


_____________________________ Director                 March 28, 1995
Victor de Jong

_____________________________ Director                 March 28, 1995
John E. Mooney

_____________________________ Director                 March 28, 1995
Harvey E. Rhody


_____________________________
Fred E. Strauss               Director                 March 28, 1995


_____________________________
Ronald C. Lundy               Treasurer                March 28, 1995

Exhibit 11.1

                             MOSCOM CORPORATION
                              and Subsidiaries
                      Calculation of Earnings per Share

                                        Twelve Months Ended December 31,
Primary
                                           1994           1993          1992
Net Earnings (Loss)                   $(387,743)   $(3,854,641)   $   70,992

Average common shares outstanding     6,707,449      6,589,130     6,476,645

Dilutive effect of stock options and
warrants after application of
treasury stock method                         -              -       177,435
                                      _________     __________    __________


Weighted average shares outstanding   6,707,449      6,589,130     6,654,080
                                      =========     ==========    ==========

Earnings  (Loss) per common & common
equivalent share                         $(.06)         $(.59)         $.01
                                      =========     ==========    ==========
Assuming Full Dilution

Net Earnings (Loss)                   $(387,743)   $(3,854,641)       70,992
                                      =========     ==========    ==========

Weighted average shares outstanding   6,707,449      6,589,130     6,654,080


Additional dilutive effect of stock
options & warrants after application
of treasury stock method                      -              -        14,249
                                      _________     __________    __________

Weighted average shares outstanding   6,707,449      6,589,130     6,668,329
                                      =========     ==========    ==========
Earnings  (Loss) per common share
assuming full dilution                   $(.06)         $(.59)         $.01
                                      =========     ==========    ==========