Form 10-Q
period 1995-06-30
MOSCOM CORP
filed 1995-08-14
CIK 747605

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549

              Quarterly Report Under Section 13 or 15 (d)
                of the Securities Exchange Act of 1934

                    For Quarter Ended June 30, 1995

                    Commission File Number 0-13898

                               MOSCOM Corporation

        (Exact name of registrant as specified in its charter)

          Delaware                    16-1192368
(State  or other jurisdiction of      (IRS  Employer Identification Number)
Incoporation or Organization)

     3750 Monroe Avenue, Pittsford, NY                      14534
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

          YES    XX           NO   __

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 1995.

     Common stock, par value $.10                 6,796,901 shares

     This report consists of 13 pages.

                                 INDEX




PART I    FINANCIAL INFORMATION

  Item 1    Financial Statements

            Consolidated Balance Sheets -                               3,   4
            June 30, 1995 and December 31, 1994

            Consolidated Statements of Operations -                     5
            Three and Six Months Ended June 30, 1995 and 1994

            Consolidated Statements of Cash Flows -                     6
            Six Months Ended June 30, 1995 and 1994

            Notes To Consolidated Financial Statements                  7,   8

  Item 2    Management's Discussion and Analysis of                     9 - 10
            Financial Condition and Results of Operations


PART II   OTHER INFORMATION

  Item 6    Exhibits and Reports on Form 8-K                           11 - 13

                   PART  I -  FINANCIAL INFORMATION

                          MOSCOM CORPORATION
                           And Subsidiaries

                      CONSOLIDATED BALANCE SHEETS

                                            June 30       December 31
ASSETS                                        1995           1994*
CURRENT ASSETS:                            (Unaudited)
Cash and Cash Equivalents
  (Including Short-term investments
  of $2,856,972 and $1,775,416
  respectively)                          $  2,956,597   $  2,152,377
Short-term Investments                      1,456,012      1,960,969
Accounts Receivable, trade (net of
  allowance for doubtful accounts
  of $109,000 and $105,000,
  respectively)                             4,849,944      3,473,667
Inventories (Note 2)                        2,223,747      2,710,228
Prepaid Expenses                              199,029        239,002
                                         ------------   ------------
  Total Current Assets                     11,685,329     10,536,243

PLANT AND EQUIPMENT (Note 3):               5,067,230      5,221,322
Less Accumulated Depreciation              (3,937,977)    (4,268,984)
                                         ------------   ------------
  Plant and Equipment (Net)                 1,129,253        952,338

OTHER ASSETS:
License Fees and Purchased Software
  (Net of accumulated amortization
  of $682,594 and $569,887,
  respectively)                               367,928        389,366
Capitalized Software
     Development Costs (Net of
     accumulated amortization of
     $1,815,402 and $1,427,864              2,853,862      2,895,853
     respectively)
Other Assets                                1,410,453      1,309,683
                                         ------------   ------------
Total Other Assets                          4,632,243      4,594,902
                                         ------------   ------------
TOTAL ASSETS                             $ 17,446,825   $ 16,083,483
                                         ============   ============
See notes to Consolidated Financial Statements.

             *  Derived from Audited Financial Statements

                          MOSCOM CORPORATION
                           And Subsidiaries

                      CONSOLIDATED BALANCE SHEETS
                                            June 30       December 31
                                              1995           1994*
                                           (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts Payable                          $    515,204   $    510,145
  Accrued Compensation and Related Taxes         698,470        778,684
  Other Accrued Expenses                       1,148,461        469,469
                                            ------------   ------------
     Total Current Liabilities                 2,362,135      1,758,298

  Other Long-Term Liabilities                  1,060,464        955,464
                                            ------------   ------------
                                               3,422,599      2,713,762

STOCKHOLDERS' EQUITY:
Common Stock, par value $.10,
   20,000,000 shares authorized; issued
   and outstanding, 6,796,901 and
   6,743,875, respectively                       679,690        674,388
   Additional Paid-in Capital                 15,137,472     14,945,932
   Retained Earnings                          (1,847,101)    (2,261,852)
  Cumulative Translation Adjustment               54,165         11,253
                                            ------------   ------------
                                              14,024,226     13,369,721
                                            ------------   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $ 17,446,825   $ 16,083,483
                                            ============   ============

See notes to Consolidated Financial Statements.

             *  Derived from Audited Financial Statements

                          MOSCOM CORPORATION
                           And Subsidiaries

                 CONSOLIDATED STATEMENTS OF OPERATIONS
                                            Three Months Ended           Six Months Ended
                                                 June 30                     June 30
                                                             (Unaudited)
                                            1995          1994          1995          1994
SALES                                  $  4,323,763  $  3,558,825  $  8,734,292  $  7,041,198


COSTS AND OPERATING EXPENSES:
  Cost of Sales                           1,280,367     1,141,979     2,596,813     2,400,288
  Engineering & Software Development        435,865       376,148       875,812       809,038
  Selling, General and Administrative     2,380,639     2,052,026     4,717,123     3,947,687
                                       ------------  ------------  ------------  ------------

    Total Costs and Operating Expenses    4,096,871     3,570,153     8,189,748     7,157,013
                                       ------------  ------------  ------------  ------------
INCOME (LOSS) FROM OPERATIONS               226,892       (11,328)      544,544      (115,815)

INTEREST INCOME                              68,750        19,450       104,146        58,914
                                       ------------  ------------  ------------  ------------

INCOME (LOSS) BEFORE INCOME TAXES           295,642         8,122       648,690       (56,901)
INCOME TAXES                                 49,000            --        99,000       (15,000)
                                       ------------  ------------  ------------  ------------
NET INCOME (LOSS)                      $    246,642  $      8,122  $    549,690  $    (41,901)
                                       ============  ============  ============  ============

NET INCOME (LOSS) PER SHARE                   $ .04         $ .00         $ .08         $(.01)
                                       ============  ============  ============  ============

See notes to Consolidated Financial Statements.

                          MOSCOM CORPORATION
                           And Subsidiaries
                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    Six Months Ended
                                                        June 30
                                                   1995         1994
                                                      (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income  (Loss)                            $    549,690   $    (41,901)
                                              ------------   ------------
Adjustments to Reconcile Income (Loss)
to Net Cash Provided (Used) by
Operating Activities
  Depreciation and Amortization                  1,019,692        854,645
  Provision for Losses on Accounts Receivable       12,000            (72)
  Provision for Inventory Obsolescence              81,750        123,200


  Changes in Assets and Liabilities
    Investments
                                                   504,957        845,663
    Accounts Receivable                         (1,388,277)    (1,450,346)
    Inventories                                    404,731        158,022
    Prepaid Expenses                                39,973        197,036
    License Fees                                  (160,823)       (92,202)
    Software Development Costs                    (563,991)      (840,174)
    Other Assets                                  (100,770)        18,740
    Accounts Payable                                 5,059        (80,858)
    Other Liabilities                              105,000         97,500
    Other Current Liabilities                      652,750       (155,755)
                                              ------------   ------------
    Net Adjustments                                612,051       (324,601)
                                              ------------   ------------
    Net Cash Provided (Used) by Operating
    Activities                                   1,161,741       (366,502)
                                              ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Additions to Property and Equipment             (419,424)      (116,056)
                                              ------------   ------------

CASH FLOWS Provided (Used) by FINANCING
ACTIVITIES
  Dividends Paid                                  (134,939)      (134,152)
  Exercise of Stock Options and Warrants           212,426         72,649
  Stock Retirements                                (15,584)            --
                                              ------------   ------------
Net Cash Flows from Financing Activities            61,903        (61,503)
                                              ------------   ------------

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                                   804,220       (544,061)

CASH AND CASH EQUIVALENTS, BEGINNING OF
PERIOD                                           2,152,377      1,293,999
                                              ------------   ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD      $  2,956,597   $    749,938
                                              ============   ============

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1)  GENERAL

      The accompanying unaudited consolidated financial statements include all adjustments of a normal and recurring nature which are, in the opinion of Registrant's management, necessary to present fairly Registrant's financial position as of June 30, 1995 and December 31, 1994 and the results of its operations and cash flows for the three and six months ended June 30, 1995 and 1994. All significant intercompany accounts and transactions have been eliminated.

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

     The results of operations for the three and six months ended June 30, 1995 are not necessarily indicative of the results to be expected for a full year's operation.

(2)  INVENTORIES

      The composition of inventories at June 30, 1995 and December 31, 1994 was as follows:

                                      June 30         December 31
                                         1995                1994

Purchased parts and components     $1,605,667          $2,030,800
Work in process                       479,136             529,933
Finished goods                        138,944             149,495
                                   ----------          ----------
                                   $2,223,747          $2,710,228
                                   ==========          ==========

3)   PLANT AND EQUIPMENT

     The major classifications of plant and equipment at June 30, 1995 and December 31, 1994 are:

                                      June 30       December 31
                                         1995              1994
     Machinery and equipment       $1,471,262        $1,875,572
     Computer hardware and
       software                     2,361,973         2,113,911
     Furniture and fixtures           953,129           899,164
     Demonstration equipment           28,124            86,234
     Leasehold improvements           252,742           246,441
                                   ----------        ----------
                                   $5,067,230        $5,221,322
                                   ==========        ==========

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
      Sales for the second quarter ended June 30, 1995 of $4,323,763 were 21% higher than sales of $3,558,825 for the second quarter of 1994. Sales for the six month period ended June 30, 1995 were
$8,734,292, or an increase of 24% over the sales of $7,041,198 achieved for the first six months of 1994.

      A significant portion of the increase in sales during 1995 is attributable to the rapid growth of the Company's German subsidiary, MOSCOM GmbH, which has experienced a 67% growth in sales for the first six months of this year versus the same six month period of 1994. This increase results from new distribution contracts with Siemens and Philips for Emerald CAS for Windows, as well as increased demand for the Company's Televoice product, and the initial shipments of MVM for Windows, MOSCOM's voice activated voice mail system.

      Sales to the domestic market were up as well, increasing by 24% over the first six months of 1994. Sales to AT&T are running approximately 19% ahead of last years pace while sales to the rest of the domestic marketplace are up 31% from 1994 levels.

      The Company has been able to reduce its cost of sales percentage to 30% for each of the first two quarters of 1995, compared with cost of sales percentages of 32% and 34% for the three and six month periods ended June 30, 1994. The lower costs of sales reflect a combination of a product mix containing a higher content of software based products, significantly reduced manufacturing overhead costs, and a lower percentage of amortization expense related to capitalized software due to higher sales volumes.

     Net engineering and software development expenses of $435,865 for the three month period ended June 30, 1995 compare with $376,148 for the three months ended June 30, 1994. Net engineering and development expense of $875,812 for the six months ended June 30, 1995 were 8% higher than the expense of $809,038 realized for the first six months of 1994. As the table below indicates, however, gross spending for engineering and development for both the three and six month periods ended June 30, 1995 has decreased 13% from prior year levels. The higher net spending reflects a proportionately lower percentage of development costs being capitalized during 1995 than was capitalized in 1994.

                                            Three Months Ended           Six Months Ended
                                                 June 30                     June 30
                                            1995          1994          1995          1994
Gross Expenditures for
Engineering & Software Development     $    750,212  $    859,079  $  1,439,803  $  1,649,212

Less:  Costs Capitalized                   (314,347)     (482,931)     (563,991)     (840,174)

Net  Engineering  &  Software
Development Expense                    $    435,865  $    376,148  $    875,812  $    809,038
                                       ============  ============  ============  ============

      Selling, general, and administrative expenses of $2,380,639 and $4,717,123 for the three and six months ended June 30, 1995 represent increases of 16% and 19% over 1994 expense levels for the same periods of 1994. The increased spending levels stem from three sources.

        1. Increased selling and support costs associated with MOSCOM GmbH required by the significant increase in revenues and customers.

        2. Start up costs associated with Global Billing Services Ltd, the Company's new service bureau subsidiary in the United Kingdom, particularly during the second quarter.

         3. A strengthening of the Company's domestic sales and support staffs.

      It is expected that 1995 selling and administrative costs will continue to exceed 1994 levels during the third and fourth quarters.

      Interest income earned on investments of $68,750 for the quarter ended June 30, 1995 compares with $19,450 for the quarter ended June 30, 1994. For the six month periods ended June 30, 1995 and 1994 interest income increased from $58,914 to $104,146.

      Net income of $246,642 or $.04 per share for the quarter ended June 30, 1995 compared with net income of $8,122 or $.00 per share for the same quarter of 1994. Net income of $549,690 or $.08 per share for the six months ended June 30, 1995, compared with a net loss of $41,901, a loss of $.01 per share for the first six months of 1994.

Liquidity and Capital Resources

      The Corporation's total cash and investment position at June 30, 1995 was $4,412,609. This compares with cash and investment positions of $4,113,346 at December 31, 1994 and $3,260,445 at June 30, 1994.
Working capital ratios for these three periods were 5.0, 6.0, and 5.9 respectively.

      Accounts receivable have risen by approximately $1.4 million dollars during the first half of 1995 due primarily to timing, and increased revenues, but are expected to be reduced significantly during the third quarter of 1995.

      Inventories of $2,223,747 at June 30, 1995 have decreased from $2,710,228 at December 31, 1994 and $2,899,594 at June 30, 1994, with further decreases anticipated over the balance of the year.

     Other accrued expenses have increased from $469,469 at the end of 1994 to $1,148,461 at June 30, 1995. The increase is attributable to deferred revenues from billings to AT&T for services to be performed later in the year at which time the associated revenues will be recognized, and the liability reduced.

      Spending on capital equipment additions of $419,424 during the first half of 1995 are running well ahead of the $116,056 expended during the first half of 1994, primarily due to the initial investment in equipment and furnishings for Global Billing Services Ltd., the Company's new subsidiary in England. Capital requirements during the second half of the year are expected to return to more normal levels.

                       PART II - OTHER INFORMATION

Item 6:   Exhibits and Reports on Form 8-K

(1) Registrant's Consolidated Financial Statements for the three and six months ended June 30, 1995 and 1994 are set forth in
     Part I, Item 1 of this Quarterly Report on Form 10-Q.

(2)  Calculation of earnings per share.

     Registrant did not file and was not required to file any current reports on Form 8-K during the quarter ended June 30, 1995.

                                          Exhibit A:     (2)
                           MOSCOM CORPORATION
                             and Subsidiary

                   Calculations of Earnings Per Share
                                               Three Months Ended           Six Months Ended
                                                    June 30                     June 30
                                               1995          1994          1995          1994
Primary
Net Income (Loss)                      $    246,642  $      8,122  $    549,690  $    (41,901)
                                       ============  ============  ============  ============

Weighted Common Shares Outstanding        6,786,405     6,706,937     6,775,975     6,696,204

Dilutive Effect of Stock Options After
Application of Treasury Stock Method        175,819       253,912       181,793       126,956
                                       ------------  ------------  ------------  ------------

Weighted Average Shares Outstanding       6,962,224     6,960,849     6,957,768     6,823,160
                                       ============  ============  ============  ============

Income (Loss) Per Common
and Common Equivalent Share                   $ .04         $ .00         $ .08         $(.01)
                                       ============  ============  ============  ============
Assuming Full Dilution
Net Income (Loss)                      $    246,642  $      8,122  $    549,690  $    (41,901)
                                       ============  ============  ============  ============


Weighted Average Shares Outstanding       6,962,224     6,960,849     6,957,768     6,823,160

Additional Dilutive Effect of Stock
Options and Warrants after Application
of Treasury Stock Method                         --            --            --            --
                                       ------------  ------------  ------------  ------------

Weighted Average Shares Outsatnding       6,962,224     6,960,849     6,957,768     6,823,160
                                       ============  ============  ============  ============

Income (Loss) Per Common
and Common Equivalent Share                   $ .04         $ .00         $ .08         $(.01)
                                       ============  ============  ============  ============

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                          MOSCOM CORPORATION

                              REGISTRANT

Date:          August 14, 1995

_____________________________________
Albert J. Montevecchio, Chairman of the Board
President and CEO



Date:          August 14, 1995

_____________________________________
Ronald C. Lundy
Treasurer (Chief Accounting Officer)