Form 10-Q
period 1995-09-30
MOSCOM CORP
filed 1995-11-13
CIK 747605

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                      For Quarter Ended September 30, 1995

                         Commission File Number 0-13898

                                    MOSCOM Corporation

             (Exact name of registrant as specified in its charter)


Delaware                                   16-1192368
(State or other jurisdiction of            (IRS Employer Identification Number)
Incorporation or Organization)

3750 Monroe Avenue, Pittsford, NY          14534
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

          YES  [ XX ]          NO  [    ]

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 1995.

     Common stock, par value $.10                 6,821,873 shares

     This report consists of 14 pages.

                                      INDEX



                                                                 Page

PART I    FINANCIAL INFORMATION

  Item 1    Financial Statements

            Consolidated Balance Sheets -                          3,    4
            September 30, 1995 and December 31, 1994

            Consolidated Statements of Operations -                5
            Three and Nine Months Ended September 30, 1995 and 1994

            Consolidated Statements of Cash Flows -                6
            Nine Months Ended September 30, 1995 and 1994

            Notes To Consolidated Financial Statements             7,    8

  Item 2    Management's Discussion and Analysis of                9  - 11
            Financial Condition and Results of Operations


PART II   OTHER INFORMATION

  Item 6    Exhibits and Reports on Form 8-K                       12 - 14

                        PART  I -  FINANCIAL INFORMATION

                               MOSCOM CORPORATION
                                And Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                                      September 30    December 31
ASSETS                                    1995           1994*
CURRENT ASSETS:                       (Unaudited)
 Cash and Cash Equivalents
  (Including Short-term investments
  of $3,175,176 and $1,775,416
  respectively)                        $  3,323,484    $  2,152,377
 Short-term Investments                   2,063,482       1,960,969
 Accounts Receivable, trade (net of
  allowance for doubtful accounts
  of $95,000 and $105,000,
  respectively)                           3,795,441       3,473,667
 Inventories (Note 2)                     2,220,411       2,710,228
 Prepaid Expenses                           199,640         239,002
                                       ------------    ------------
  Total Current Assets                   11,602,458      10,536,243

PLANT AND EQUIPMENT (Note 3):             5,203,348       5,221,322
 Less Accumulated Depreciation           (4,056,857)     (4,268,984)
                                       ------------    ------------
  Plant and Equipment (Net)               1,146,491         952,338

OTHER ASSETS:
 License Fees and Purchased Software
  (Net of accumulated amortization
  of $732,785 and $569,887
  respectively)                             397,589         389,366
 Capitalized Software
  Development Costs (Net of
  $2,128,190 and  $1,427,864
  respectively)                           2,938,492       2,895,853
 Other Assets                             1,416,166       1,309,683
                                      -------------   -------------
 Total Other Assets                       4,752,247       4,594,902
                                      -------------   -------------
TOTAL ASSETS                          $  17,501,196   $  16,083,483
                                      =============   =============

See notes to Consolidated Financial Statements.

                  *  Derived from Audited Financial Statements

                               MOSCOM CORPORATION
                                And Subsidiaries

                           CONSOLIDATED BALANCE SHEETS
                                             September 30    December 31
                                                 1995           1994*
                                              (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts Payable                           $    394,193    $    510,145
  Accrued Compensation and Related Taxes          727,283         778,684
  Other Accrued Expenses                        1,309,734         469,469
                                             ------------    ------------
     Total Current Liabilities                  2,431,210       1,758,298

  Other Long-Term Liabilities                   1,112,964         955,464
                                             ------------    ------------
                                                3,544,174       2,713,762

STOCKHOLDERS' EQUITY:
Common Stock, par value $.10,
   20,000,000 shares authorized; issued
   and outstanding, 6,821,873 and
   6,743,875, respectively                        682,187         674,388
   Additional Paid-in Capital                  15,255,335      14,945,932
   Retained Earnings                           (2,001,047)     (2,261,852)
  Cumulative Translation Adjustment                20,547          11,253
                                             ------------    ------------
                                               13,957,022      13,369,721
                                             ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $ 17,501,196    $ 16,083,483
                                             ============    ============


See notes to Consolidated Financial Statements.

                  *  Derived from Audited Financial Statements

                            MOSCOM CORPORATION
                             And Subsidiaries

                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                           Three Months Ended          Nine Months Ended
                                              September 30,              September  30,
                                                            (Unaudited)
                                           1995          1994          1995          1994
                                       -----------------------------------------------------
SALES                                  $ 3,834,017   $ 3,016,660   $12,568,309   $10,057,858
                                       -----------   -----------   -----------   -----------
COSTS AND OPERATING EXPENSES:
 Cost of Sales                             938,655     1,174,050     3,535,468     3,574,338
 Engineering & Software Development        409,835       371,520     1,285,647     1,180,558
 Selling, General and Administrative     2,586,083     2,030,498     7,303,206     5,978,185
                                       -----------   -----------   -----------   -----------
  Total Costs and Operating Expenses     3,934,573     3,576,068    12,124,321    10,733,081
                                       -----------   -----------   -----------   -----------
 INCOME (LOSS) FROM OPERATIONS            (100,556)     (559,408)      443,988      (675,223)

INTEREST INCOME                             82,548         6,644       186,694        65,558
                                       -----------   -----------   -----------   -----------

INCOME (LOSS) BEFORE INCOME TAXES          (18,008)     (552,764)      630,682      (609,665)
INCOME TAXES                                     -             -        99,000       (15,000)
                                       -----------   -----------   -----------   -----------
NET INCOME (LOSS)                      $   (18,008)  $  (552,764)  $   531,682   $  (594,665)
                                       ===========   ===========   ===========   ===========

NET INCOME (LOSS) PER SHARE                   $.00         $(.08)         $.08         $(.09)
                                       ===========   ===========   ===========   ===========

See notes to Consolidated Financial Statements.

                          MOSCOM CORPORATION
                           And Subsidiaries
                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     Nine Months Ended
                                                       September 30,
                                                    1995            1994
                                                        (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income  (Loss)                              $   531,682      $  (594,665)
                                                -----------      -----------
Adjustments to Reconcile Income (Loss) to Net
Cash Provided by Operating Activities
  Depreciation and Amortization                   1,514,037        1,337,337
  Provision for Losses on Accounts Receivable        18,000              (72)
  Provision for Inventory Obsolescence              133,500          199,800


  Changes in Assets and Liabilities
   Investments                                     (102,513)       1,429,927
   Accounts Receivable                             (339,774)        (798,971)
   Inventories                                      356,317           77,894
   Prepaid Expenses                                  39,362          190,375
   License Fees                                    (239,605)         (97,102)
   Software Development Costs                      (961,408)      (1,179,702)
   Other Assets                                    (106,483)           7,826
   Accounts Payable                                (115,952)        (251,043)
   Other Liabilities                                157,500          146,250
   Other Current Liabilities                        798,158         (204,235)
                                                -----------      -----------
  Net Adjustments                                 1,151,139          858,284
                                                -----------      -----------
  Net Cash Provided by Operating Activities       1,682,821          263,619
                                                -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Additions to Property and Equipment              (558,039)        (151,496)
                                                -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends Paid                                   (270,877)        (134,152)
  Exercise of Stock Options and Warrants            375,122          146,052
  Stock Retirements                                 (57,920)        (135,711)
                                                -----------      -----------
  Net Cash Flows from Financing Activities           46,325         (123,811)


NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                       1,171,107          (11,688)

CASH AND CASH EQUIVALENTS, BEGINNING OF
PERIOD                                            2,152,377        1,293,999
                                                -----------      -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD        $ 3,323,484      $ 1,282,311
                                                ===========      ===========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1)  GENERAL

     The accompanying unaudited consolidated financial statements include all adjustments of a normal and recurring nature which are, in the opinion of Registrant's management, necessary to present fairly Registrant's financial position as of September 30, 1995 and 1994 and the results of its operations and cash flows for the three and nine months ended September 30, 1995 and 1994. All significant intercompany accounts and transactions have been eliminated.

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

      The results of operations for the three and nine months ended September 30, 1995 are not necessarily indicative of the results to be expected for a full year's operation.

(2)  INVENTORIES

      The composition of inventories at September 30, 1995 and December 31, 1994 was as follows:

                                    September 30       December 31
                                            1995              1994
                                    ------------------------------
Purchased parts and components      $  1,590,625      $  2,030,800
Work in process                          429,967           529,933
Finished goods                           199,819           149,495
                                    ------------      ------------
                                    $  2,220,411      $  2,710,228
                                    ============      ============

(3)  PLANT AND EQUIPMENT

     The   major  classifications  of  plant  and  equipment   at
     September 30, 1995 and December 31, 1994 are:

                                    September 30       December 31
                                            1995              1994
                                    ------------------------------
     Machinery and equipment        $  1,511,639      $  1,875,572
     Computer hardware and software    2,433,503         2,113,911
     Furniture and fixtures              963,351           899,164
     Demonstration equipment              27,903            86,234
     Leasehold improvements              266,952           246,441
                                    ------------      ------------
                                    $  5,203,348      $  5,221,322
                                    ============      ============

Item 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations

Results of Operations
     The Company's sales for the quarter ended September 30, 1995 of $3,834,017 rose 27% from sales of $3,016,660 realized for the third quarter of 1994. This represents the third consecutive quarter of record revenues for the Company. Sales for the first nine months of 1995 total $12,568,309 versus sales of $10,057,858 for the first nine months of 1994, an increase of 25%.

      For the comparative quarters ended September 30, 1995 and 1994 the Company experienced growth in all major markets, with AT&T sales increasing 43%, all other domestic sales increasing 4%, and international sales increasing 22%. For the comparative nine month periods ending September 30, 1995 and 1994 the percentage increases in sales to AT&T, other domestic, and international markets were 25%, 26%, and 22%, respectively.

      Especially encouraging has been the performance of the Company's German subsidiary, MOSCOM GmbH, whose revenues have increased by 55% from 1994 levels, primarily due to an increasing demand for the Company's voice and telemanagement products.

      The Company continues to realize improvement in gross margins with cost of sales percentages of 24% and 28% for the three and nine month periods ended September 30, 1995 being substantially less than the cost of sales percentages of 39% and 36% for the same three and nine month periods of 1994. The lower cost of sales percentages reflect a continued shift in the
Company's product mix toward newer software based product offerings, and away from a number of older version hardware based products.

      Net spending for engineering and software development expenses of $409,835 for the third quarter of 1995 and $1,285,647 for the first nine months of 1995 compare with spending levels of $371,520 and $1,180,558 for the respective periods of 1994. Gross spending levels as depicted in the following chart are down by 5% from 1994 levels ($2,247,055 vs. $2,360,260). The net spending increases reflect a lower level of development costs being capitalized during 1995 than was the case in 1994.

                              Three Months Ended       Nine Months Ended
                                  September 30              September 30
                               1995         1994         1995          1994
Gross Expenditures for
Engineering & Software
Development                 $  807,252   $  711,048   $2,247,055    $2,360,260

Less:  Costs capitalized      (397,417)    (339,528)    (961,408)   (1,179,702)
                            ----------   ----------   ----------    ----------
Net Engineering & Software
development expense         $  409,835   $  371,520   $1,285,647    $1,180,558
                            ==========   ==========   ==========    ==========

       The   Company  is  currently  in  the  process  of  making
significant additions to its engineering and development staffs to meet the demands of several new development projects being undertaken as a result of current market opportunities. As a result, fourth quarter expenditures for engineering and development expenses will increase over those levels realized during the first three quarters of 1995.

     Expenses for selling, general and administrative expenses as expected continue to increase over 1994 levels. Total expenditures of $2,586,083 for the three months ended September 30, 1995, and $7,303,206 for the nine months ended September 30, 1995 represent increases of 27% and 22% respectively, when compared with the same periods of 1994. As explained in prior 1995 10Q reports the increased spending levels stem from a number of factors, including; Increases in selling and marketing costs of MOSCOM GmbH, start up costs and staffing of Global Billing Services Ltd, and a strengthening of the Company's sales and support staffs domestically. Selling, general and administrative costs for the fourth quarter of 1995 should approximate those incurred during the third quarter.

      Interest income earned on the investment of surplus cash balances has amounted to $186,694 for the first nine months of 1995, versus $65,558 of interest income earned during the first nine months of 1994. The improvement in income results from positive cash flows generated from operations during 1995, allowing for higher balances available for investment, coupled with the rebound in the bond market seen this year, after last years extremely poor showing.

      The net loss of $18,008 for the third quarter of 1995 compared with a net loss of $552,764 for the third quarter of 1994. For the first nine months of 1995 the Company has generated net income of $531,682 or $.08 per share, versus a net loss of $594,665 or a loss of $.09 per share for the first nine months of 1994.

Liquidity and Capital Resources

       The  Company's  total  cash  and  investment  position  at
September 30, 1995 was $5,386,966, up significantly from $4,113,346 at December 31, 1994 and $3,208,554 at September 30,
1994.   Working capital ratios for these three periods were  4.8,
6.0 and 6.3 respectively.

     Accounts receivable, which had risen to a high of $4,849,944 at June 30, 1995 primarily due to the timing of second quarter shipments, have been reduced to $ 3,795,441 at September 30, 1995.

      Inventories continue to be reduced, with total inventories of $2,220,411 at September 30, 1995 comparing with inventory values of $2,710,228 and $2,777,203 at December 31, 1994 and
September 30, 1994 respectively. Further reductions in inventory balances are expected to occur during the fourth quarter of 1995.

      Capital equipment additions for the first nine months of 1995 of $558,039 compared with $151,496 for the same nine months of 1994, the increase mainly attributable to new equipment and furnishing for Global Billing Services Ltd, the Company's new subsidiary in England.

      The Company has an unsecured revolving line of credit arrangement with a commercial bank for a maximum of $3,000,000 at an interest rate of the lower of the bank's prime rate of interest or the bank's offered rate of interest. The Company must pay quarterly a loan commitment fee of 1/4% per annum of the difference between the maximum amount available under the line less loans outstanding at the end of each quarter. There have been no borrowings under this agreement. The agreement expires January 31, 1996.

      Given its cash and current ratio positions, the Company believes that it will have sufficient resources from existing cash reserves and credit agreements to meet its financial needs over the next twelve months, and beyond.

                       PART II - OTHER INFORMATION

Item 6:             Exhibits and Reports on From 8-K

(1)  Registrant's Consolidated Financial Statements for the three and
nine months ended September 30,    1995 and 1994 are set forth in Part I,
Item 1 of this Quarterly Report on Form 10-Q.

(2)  Calculation of earnings per share.

     Registrant did not file and was not required to file any current reports on Form 8-K during the quarter ended September 30, 1995.

                                                 Exhibit A:     (2)
                                  MOSCOM CORPORATION
                                    and Subsidiary

                          Calculations of Earnings Per Share
                                         Three Months Ended            Nine Months Ended
                                            September 30                 September 30

                                         1995          1994           1995          1994
Primary
Net Income (Loss)                    $   (18,008)  $  (552,764)   $   531,682   $  (594,665)
                                     ===========   ===========    ===========   ===========
Weighted Common Shares
Outstanding                            6,809,706     6,710,957      6,787,219     6,701,221


Dilutive Effect of Stock
Options After Application of
Treasury Stock Method                          -             -        121,195             -
                                     -----------   -----------    -----------   -----------
Weighted Average Shares Outstanding    6,809,706     6,710,957      6,908,414     6,701,221
                                     ===========   ===========    ===========   ===========

Income (Loss) Per Common and
Common Equivalent Share                     $.00         $(.08)          $.08         $(.09)
                                     ===========   ===========    ===========   ===========
Assuming Full Dilution
Net Income (Loss)                    $   (18,008)  $  (522,764)   $   531,682   $  (594,665)
                                     ===========   ===========    ===========   ===========
Weighted Average Shares
Outstanding                            6,809,706     6,710,957      6,908,414     6,701,121

Additional Dilutive Effect of
Stock Options and Warrants
after Application of Treasury
Stock Method                                   -             -              -             -
                                     -----------   -----------    -----------   -----------
Weighted Average Shares Outstanding    6,809,706     6,710,957      6,908,414     6,701,121
                                     ===========   ===========    ===========   ===========
Income (Loss) per Common Share
Assuming Full Dilution                      $.00         $(.08)          $.08         $(.09)
                                     ===========   ===========    ===========   ===========

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                          MOSCOM CORPORATION

                              REGISTRANT

Date:          NOVEMBER 9, 1995

_____________________________________
Albert J. Montevecchio, Chairman of the Board
President and CEO



Date:          NOVEMBER 9, 1995

_____________________________________
Ronald C. Lundy
Treasurer (Chief Accounting Officer)