Form 10-K
period 1995-12-31
MOSCOM CORP
filed 1996-03-29
CIK 747605

FORM      10-K

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

             Annual Report Pursuant to Section 13 or 15 (d) of
                    the Securities Exchange Act of 1934
                For the Fiscal Year Ended December 31, 1995

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

                    (716) 381-6000
(Registrants telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act

     NONE                                         N/A

(Title  of  Each  Class)              (Name  of   each exchange
                                       on which registered)

               Common Stock,  $.10 Par Value
(Securities registered pursuant to Section 12 (g) of the Act)

     Indicate by check mark if disclosure of delinquent filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any Amendment to this Form 10-K.

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               YES  [XX]      NO  [__]

      The aggregate market value of the voting stock held by non-affiliates of the registrant as of January 31, 1996 was $46,703,242.

      The number of shares of Common Stock, $.10 par value, outstanding on January 31, 1996 was 6,818,841.

                    DOCUMENTS INCORPORATED BY REFERENCE

PART I          -        None

PART II         -        None

PART III        -       Item 10     Pages 3, 4, and 6 of the Companys
                                    Proxy Statement for the Annual
                                    Meeting of Shareholders to be held
                                    May 17, 1996.
                                    Under "Election of Directors" and
                                    "Compliance With Section 16 (a)."

                        Item 11 Pages 5, 6, and 7 of the Companys Proxy Statement for the Annual Meeting of Shareholders to be held May 17, 1996.
                                    Under "Executive Compensation."

                        Item 12 The table contained on page 2 and the information under "Election of Directors" on pages 3 through 6 of the Companys Proxy Statement for the Annual Meeting of Shareholders to be held May 17, 1996.

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

      MOSCOM Corporation produces telecommunications management systems, telephone company billing systems, and voice recognition products for users and providers of telecommunications services in the global market.

      MOSCOMs historical core business has been telemanagement products. MOSCOMs telemanagement line includes call accounting systems, telephone fraud detection systems, and telecommunications asset management systems. MOSCOM is the worlds leading producer of customer premises based call accounting systems which help control telecommunication expenses. Since its founding in 1983, MOSCOM has sold over 70,000 of these and related products in over 60 countries. MOSCOMs call accounting systems are sold under the brand names of telephone system manufacturers including Lucent Technologies (the telephone equipment spin-off of AT&T), Siemens and Philips. They are also sold under the MOSCOM name through leading resellers of telephone systems, including Ameritech, Nortel Communications, and Sprint-United.

      For the central offices of telephone operating companies, MOSCOM offers products for management of telecommunications data collected at the
carriers   operations  center.   The  patented  INFO/MDR  system   enables
telephone companies to capture comprehensive message detail records (MDR) carried by the telephone network. The MDR can then be organized into detailed reports that can be used to enhance special services such as Centrex. Verabill is a rating, billing and customer service system for small to mid-sized telephone and cellular companies. Global Billing
Services, Ltd., a subsidiary of MOSCOM, operates a billing and support service bureau for telephone and cable companies in the United Kingdom.

      In the voice processing market, MOSCOM produces voice recognition, speaker verification, voice mail systems and voice processing applications. MOSCOMs Votan Division is engaged in the development of advanced voice recognition technology. This technology enables the use of voice commands (spoken in person or by telephone) to enter or retrieve data and to control equipment. MOSCOM has also developed voice verification technology which is used to verify the identity of the speaker. Both technologies have been applied by MOSCOM in the development of proprietary voice activated products and are also licensed to value added resellers.

     MOSCOMs products are designed for the global market. During the past year, 30% of MOSCOMs revenues were derived outside the United States.

      MOSCOMs headquarters and manufacturing facility is located in Pittsford, New York. A software development center is maintained near Syracuse, New York. The Votan Division is based in Pleasanton, California. European marketing and support are provided through subsidiaries in England and Germany. Global Billing Services, Ltd. is based in England.

                  Telemanagement at the Business Location


      MOSCOM is the worlds leading producer of telemanagement products which are used by organizations to optimize the usage of their telecommunications services and equipment, and to control telephone expenses. Telemanagement products include call accounting systems, telephone fraud detection products and facilities management systems.

      MOSCOMs initial telemanagement product lines were call accounting systems which connect via cable to a business telephone system (or PBX) to collect, store, and process information on every outside telephone call made.

      Call accounting systems give businesses easy access to complete information on telephone usage including the dialed number, calling extension, call duration, time of day, destination, trunk line and cost of
each   call.   All  of  MOSCOMs  call  accounting  products  provide  this fundamental information, in graphical summary and detailed report formats, without monitoring actual phone conversations.

     The primary appeal of call accounting systems is that they save money. Telephone bills, which typically represent the third largest business expense after payroll and rent, can be reduced by 10% - 30% through heightened awareness and management. As a result, the cost of a call accounting system can generally be recovered in less than one year through direct expense reduction.

     Call accounting systems are purchased and used for many other valuable reasons as well, including:

  * Traffic analysis to determine an optimal number of trunks and best long distance carrier configuration.
  * Allocating telephone expense to specific cost centers or clients based on actual use.
  *  Producing  revenues  by reselling phone services to  clients  or  hotel guests.
  * Detecting fraudulent use of the phone system by hackers and unauthorized use of company phones for personal calls or 900 numbers.
  *  Evaluating employee productivity.

      MOSCOMs premier call accounting product is the Emerald CAS for Windows software. Emerald CAS for Windows comes in affordable model sizes ranging from 25 to 20,000 telephone extensions. A significant feature of Emerald CAS for Windows not found in predecessor products is the ability to collect and process data from up to 100 different remote telephone switches
(PBXs) from one central location. MOSCOMs economical Pollable Storage Unit (PSU) collects data from the remote PBXs and stores it until polled by a central Emerald CAS for Windows system. Private label versions of Emerald CAS for Windows are sold by Lucent Technologies (formerly part of

AT&T), Siemens and Philips. Emerald CAS for Windows is designed to be an international product. It supports worldwide call rating, all world currencies, date schemes and privacy practices. Most importantly, Emerald CAS for Windows is available in English, German, Spanish, Italian, Portuguese, Russian and Czech.

      MOSCOM also produces call accounting software products based on the UNIX operating system. These products are marketed very successfully by Lucent Technologies as an integrated solution with Lucent Technologies telephone systems and applications.

      During  1995,  MOSCOM  filled out its call accounting  line  with  an exciting new product, the Abacus call management system. Abacus is an economical, self-contained unit about the size of a laptop computer which includes a full keyboard and large LCD screen. It offers full call accounting functionality for small to mid-sized customers with up to 400 extensions. Abacus is designed to appeal to dealers due to its easy plug and play installation, and to users for its simple one key command interface and intuitive screen instructions. Abacus is also pollable by Emerald for Windows to enable use by multi-site organizations. The success of the Abacus design is evident in the decisions of Siemens, Lucent Technologies, Nortel and other leading PBX sellers to sell the Abacus product.

      PBX fraud detection systems address a problem that is estimated to exceed $1 billion annually - the theft of telephone service through PBX hacking. Alert PBX owners use call accounting systems to spot the fraud and take corrective measures to minimize the loss. MOSCOM offers an optional HackerTracker module with the Emerald CAS for Windows system to automate the detection of fraud 24 hours per day and instantly send out alarms by printed report, audio signal, pager or fax to initiate preventive measures. The Abacus call management system also provides fraud detection and notification features to users.

      Facilities management systems extend telemanagement to physical equipment used in providing telephone service - the switches, telephone sets, modems, cables, and trunks. By tracking the acquisition, location, warranty and maintenance history of equipment, users can optimize the use of these assets and minimize their associated costs. MOSCOM will enter this growing market in 1996 with a new multi-user, client server Windows 95-based call and facilities management software product with independent modules operating from a shared database and common user interface. MOSCOMs facilities management software will include an integrated call management module with functionality superior to Emerald CAS for Windows.

      The market for telemanagement products is a highly fragmented one supplied primarily by small firms selling directly to end users. What sets MOSCOM apart and enables MOSCOM to maintain a leading worldwide market share is our distribution relationships with some of the largest sales and support organizations in the industry. The strength, breadth and quality
of   MOSCOMs   distribution  network  is  unsurpassed,  including   Lucent
Technologies, Ameritech, Nortel Communications, and Sprint-United in the United States, and Siemens, Philips, and Lucent Technologies in international markets.

      During 1996, MOSCOM is focusing on expanding its call accounting market share in the United States through Emerald CAS for Windows and the new Abacus product, reaching new international markets through existing and new strategic relationships, and launching a new facilities management system.

     TELEPHONE COMPANY PRODUCTS

      MOSCOMs expertise at managing telecommunications data at the PBX location has been a solid foundation for expansion into a much more complex telecommunications arena--the central office of the telephone company.

Central Office Telemanagement

     MOSCOMs INFO family of products capture, at the central office, vital information in the form of Message Detail Records on every call handled by that particular central office switch. These raw detail records are then processed into meaningful formats and distributed to a central telephone company billing processor or to business subscribers.

     The first of such products was MOSCOMs patented INFO/MDR series which consists of three distinct components:

      1. The INFO Monitor connects directly to the central office switch via the message detail port to capture and store the call records. At the INFO Monitor site this information can serve as a management and fault finding tool.

      2.   INFO Collector aggregates at a single location call records from
different  INFO  Monitors  serving as many as  500  central  offices.   The
aggregated information is then available to the phone companys billing system or transferred to a customers INFO Manager.

      3. INFO Manager is a customer premises system based on MOSCOMs Emerald CAS for Windows call accounting system. It allows the customer to download call records from an INFO Collector or INFO Monitor in real time or at scheduled times. The customers reports can be summary or detailed, statistical or graphical and will include a precise calculation of the cost of each call.

      Although MOSCOM envisions a wide variety of valuable applications for INFO/MDR the first choice of telephone companies has been to use INFO/MDR to enhance the appeal of Centrex and Virtual Private Network service. Centrex allows a customer to utilize the telephone companys central office switch to route calls to individual extensions. In recent years Centrex service has grown rapidly and continues to gain market share from PBXs. However, surveys of Centrex users indicated that one of the greatest weaknesses of Centrex is the unavailability of complete, timely and accurate call detail information. INFO/MDR gives telephone companies the ability to provide just the information customers are demanding, economically and efficiently. Telephone companies are also using INFO/MDR to provide message accounting for virtual private networks, another rapidly growing segment of the telecommunications market. Virtual private networks utilize customized software design to provide private network functionality over the common carrier public network.

      With active competition unfolding in the US local telephone market, Centrex features, such as call detail reporting, become important service differenciators. That is evident in the 1996 decision of Teleport, one of the leading competitive access providers in the US, to make call detail reports a standard feature of its Centrex service. Teleport uses MOSCOMs INFO/MDR products to provide this service.


Billing Products and Services
      The most significant use of message detail records by a telephone company is the calculation of service charges and the generation of a bill. With the opening of telephone service to competition and the introduction of new wireless services, billing has come to take on an important marketing function beyond its administrative significance. In a deregulated environment with competing service providers and technologies, the ability to target niche market segments and react quickly to market changes is vital to a telephone companys success. MOSCOMs expertise in call rating and central office switch output gives MOSCOM a unique vantage point from which to fill the emerging need for new billing and operations support capabilities.

      MOSCOMs solution for this requirement is the Verabill family of software for call rating, billing, service order and inventory management. Windows 95-based Verabill is designed for easy use and rapid modification to reflect market changes. Verabill Models 1 and 2 provide rating and billing for traditional telephone, cellular and PCS companies and telephone service resellers. These models are targeted toward start-up companies with up to 30,000 subscribers. Later this year, MOSCOM will introduce Verabill IS, a much more comprehensive billing and operations support system for service providers with up to 400,000 subscribers. Verabill IS will be sold primarily through OEM distribution relationships with global providers of switches, operating software and billing systems. Under the first such agreement, Verabill IS is being sold worldwide under a six-year OEM distribution agreement with the French-based multi-national telecommunications firm, Alcatel.

      Global Billing Services, Ltd. ("GBS") is a wholly-owned subsidiary of MOSCOM in the United Kingdom that offers telephone and cable companies an outsourcing alternative for billing services. The services offered by GBS range from simple rating of transaction messages to complete customer care and customized billing. GBS will appeal to companies that prefer not to make an investment in licensing software, purchasing hardware and hiring and training operations and support staffs. GBS allows service providers to change pricing schemes rapidly and to grow quickly without concern that their investment in support infrastructure will become obsolete.

      The United Kingdom is an ideal market for GBS because the regulatory environment in that country spawned the first competitive telecommunications market in the world. That has resulted in market entry of a sizable number of new service providers and the convergence of telephone and cable television services. The resultant stiff competition has mandated a higher degree of service and pricing flexibility by all market participants. This is a fertile environment for a service bureau able to provide timely, comprehensive service at a competitive price.

      GBS markets its services by means of a direct sales force as well  as
through  a  strategic  partnership with Nortel, the  largest  supplier   of
central office switches in the United Kingdom.

Voice Recognition

      MOSCOMs Votan Division is a leading developer of speech recognition and voice verification technology. Speech recognition technology enables a device to understand a spoken sound as a word or phrase. Voice verification technology further enables the device to verify the identity of the speaker of that spoken word or phrase.

      Both technologies utilize patented Votan algorithms to create unique voice prints of the spoken phrase. These are compared to previously recorded and stored samples or templates. A suitable match to the template enables understanding of the phrase or verification of the speaker. MOSCOMs proprietary algorithms, are particularly effective in noisy environments, whether that noise is the electronic static of a telephone line or the variable clamor of an airport lobby.

      The  primary  hardware  platform  for  the  Votan  voice  recognition technology is the Model 2400 series 4-port voice processing board introduced by MOSCOM in 1994. The Model 2400, available in both telephone or microphone input models, operates under Microsoft Windows in standard
personal  computers.   Combined with Votans superior  noise  immune  voice
recognition and verification software, the Model 2400 card is setting industry standards for accuracy and economy.

      MVM for Windows is MOSCOMs voice mail system that is controlled by voice commands as well as phone key pad tones. MVMs combination of voice processing and voice recognition technology gives MOSCOM two significant advantages over traditional voice mail products: (i) it can be entirely voice controlled and therefore operate without touch tones, and (ii) it includes voice verification technology to provide superior mail box security to ensure privacy and to prevent fraud. MOSCOMs target markets for MVM for Windows are those countries without significant touch tone usage and proportionately low acceptance of traditional tone-controlled voice mail products. We believe the availability of a voice controlled system will make voice mail a sizable industry in those countries, as it has become in the United States. In North America, MVM for Windows will appeal to international companies whose overseas employees and customers may lack local touch tone capability. MVM for Windows is available in English, Spanish, German and Portuguese. For distribution of MVM for Windows MOSCOM will target leading sellers of PBX systems starting with MOSCOMs existing extensive network of call accounting distributors.

      The TeleVoice system is a platform for developing interactive telephone information applications that respond to both phone generated tones and voice commands. It is a highly flexible system which is easily adapted to different vertical market industries. Callers to a TeleVoice application can use spoken words to select recorded product or service announcements from a menu, transfer to an operator or leave a message. Siemens markets a customized version of TeleVoice in Germany and Austria under the name Infovoice. Customized Infovoice systems have been developed for Siemens customers in a wide variety of vertical markets including travel agencies, real estate firms, auto dealers, and government transport agencies.

      A vast market in a wide assortment of industries awaits the application of voice verification to meet commercial security requirements. The ease with which new users can enroll in the system and its accurate
performance   in  adverse  conditions  make  MOSCOMs  voice   verification
technology ideal for this growing market.

      Commercial banks, for example, are looking to voice verification to cut costs by improving teller productivity and by reducing the number of transactions requiring teller assistance. MOSCOM has conducted field trials with a bank to use voice verification to identify customers cashing checks. Voice verification was found to be quicker and more accurate than a visual check of a signature card and customers preferred voice verification to computerized fingerprint or signature analysis. Customers and banks also benefit from home banking. Customers paying bills and transferring funds from home find the convenience valuable and banks find their costs reduced. However, the bank must identify the caller to ensure that only the authorized owner of an account may gain access to it. To be commercially feasible, this verification must be convenient and must be accomplished without expensive equipment at every home site. Voice verification meets both requirements.

      Other exciting uses of voice verification technology being evaluated by MOSCOM, its partners, end user customers and value added resellers include security for commercial transactions on the Internet, smart card security, computer database protection, PBX fraud prevention and physical access security. No other security technology offers these markets the convenience, portability, ease and affordability of voice verification.

     VoiceBuilder for Windows puts the power of the Model 2400 board within easy reach of application developers. With VoiceBuilder for Windows and a one-week programmer training class provided by MOSCOM, value added resellers can create their own customized speech recognition and voice verification applications.

Marketing and Sales

     MOSCOMs marketing and sales personnel are located at its headquarters in Pittsford, New York as well as in Chicago, New Jersey, Pleasanton, California and Virginia.

      Marketing and sales personnel of MOSCOMs subsidiary, MOSCOM Ltd., located in Slough, England, market MOSCOMs products in the United Kingdom.

     Sales personnel employed by MOSCOM GmbH in Munich, Germany, market the Companys products throughout continental Europe.

      MOSCOMs marketing and distribution strategy is founded on building mutually beneficial relationships with companies with large, established distribution networks for telecommunications and computer products. The nature of the relationships varies depending on the product and market. For some, MOSCOM develops and manufactures customized products under a private label while others purchase and resell MOSCOMs standard products.

       MOSCOMs  marketing  strategy  is  focused  upon  telephone   switch
manufacturers and sellers and providers of telephone services.   A  partial
listing of companies using or selling MOSCOM products follows:

     PHONE SYSTEM MANUFACTURERS
     Alcatel SEL (Germany)
     AT&T (USA)
     Northern Telecom (US and UK)
     Philips (Germany)
     Siemens (Germany)

     TELEPHONE SERVICE PROVIDERS
     Ameritech (USA)
     Sprint (USA)
     Teleport Communications (USA)

     Sales to AT&T and Siemens AG accounted for 52% and 12% respectively of MOSCOMs 1995 revenue.

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

Backlog

      At December 31, 1995 MOSCOM had a backlog of $2,589,320. Backlog as of December 31, 1994 was $1,452,458. Backlog is not deemed to be a material indicator of 1996 revenues.

      The Companys policy is to recognize orders only upon receipt of firm purchase orders.

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

      In common with other information industries, the markets into which the Company sells have recently been characterized by rapid shift toward the software component of product content and away from the hardware element. Historically, prices for application software have declined rapidly in the face of competition. Increased competition for the Companys Emerald product or softness in demand for its hardware based products would, if they were to materialize, adversely affect the Companys volume and profits.

Manufacturing

      MOSCOM assembles its products from components purchased from a large variety of suppliers both domestic and international. Wherever feasible, the Company secures multiple sources, but in some cases it is not possible.

      MOSCOM offers warranty coverage on all products for 90 days or one year on parts and 90 days on labor. Repair services are offered at the Pittsford, New York facility, at the U. K. facility in Slough, England, and by some of the Companys larger customers.

Employees

      As of December 31, 1995, MOSCOM employed 181 full-time personnel, including 26 based in Europe employed by MOSCOMs subsidiaries.

     MOSCOMs employees are not represented by any labor unions.

Item 2         Facilities

      The Companys principal administrative office and manufacturing facility is located in a one-story building in Pittsford, New York. MOSCOM presently leases approximately 51,430 square feet of the building of which approximately 5,000 square feet is devoted to manufacturing. The initial term of the lease expires on June 30, 1998.

     The Company also leases approximately 3,000 square feet in Pleasanton, California which houses the Votan division of MOSCOM acquired in September 1991. That lease expires on July 14, 1998.

      The Companys subsidiary in the United Kingdom, MOSCOM Limited, occupies approximately 4,250 square feet in Slough, England pursuant to a lease which expires on December 31, 1998.

     The Companys subsidiary in Germany, MOSCOM GmbH, leases approximately 4,000 square feet in Ismaning, Germany. This lease expires July 31, 1996.

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

Item 4         Submission of Matters to a Vote of Security Holders

     None.

PART II

Item  5   Market  for  the  Registrants Common  Stock  and  Related
          Stockholder Matters

      MOSCOM Corporations Common Stock, $.10 par value, is traded on the NASDAQ National Market System (symbol: MSCM). The following quotations are furnished by NASDAQ for the periods indicated. These quotations reflect inter-dealer quotations that do not include retail markups, markdowns or commissions and may not represent actual transactions.

COMMON STOCK PRICE RANGE

Quarters Ended
         March 31           June 30        September 30        December 31

1995  11 1/4 - 8 1/8    10 5/8 - 8 1/4      9 1/2 - 6 5/8       8 1/4  - 5 3/4
1994  12 3/8 - 7 5/8    12     - 4 1/8      8 3/4 - 4 1/4       9 1/4  - 7

      As of December 31, 1995, there were 820 holders of record of the Companys Common Stock and approximately 3,900 additional beneficial holders.

     MOSCOM initiated a semi-annual cash dividend during 1990. The Company has paid dividends of $.02 per share during the months of January and July of each year since 1990.

Item 6         Selected Financial Data

                                        Year Ended December 31,
                            1995         1994         1993          1992         1991
Sales                $17,570,381  $14,260,683  $13,455,810   $12,616,448  $15,815,233

Net Income (Loss)    $   881,950  $ (387,743)  $(3,854,641)  $    70,992  $ 2,015,913

Net Income (Loss)           $.13       $(.06)        $(.59)         $.01         $.30
per share

Total Assets         $18,014,394  $16,083,483  $16,535,935   $20,360,770  $20,871,495

Long term            $ 1,126,786  $   955,464  $   798,703   $   967,244  $   668,221
obligations

Weighted average       6,909,874    6,707,449    6,589,130     6,654,080    6,697,433
shares outstanding

Cash Dividends paid         $.04         $.04         $.04          $.04         $.04
per share

     MOSCOM acquired virtually all of the assets of Auditech Communications in January, 1991 for $296,770 in cash. Auditech, located in Bothell, Washington, produced the TDR call accounting system, a stand-alone proprietary, hardware system for businesses and hotels. All operations of Auditech were moved to MOSCOMs Pittsford, New York facility in 1991.

       MOSCOM acquired all assets and certain liabilities of Votan Corporation, based in Fremont, California, in September of 1991 for $323,730 in cash. Votan developed and produced voice recognition technology. Votan is being operated as a division of MOSCOM with its principal facility remaining in the San Francisco area. Votan products are manufactured at MOSCOMs facility in Pittsford, New York.

Item 7: Managements Discussion and Analysis of Results of Operations and Financial Condition

      MOSCOM Corporation achieved record sales revenues of $17,570,381 for the year ended December 31, 1995, an increase of 23% over 1994 sales of $14,260,683. All major markets participated in the overall sales growth with domestic sales increasing 20% and sales to international markets increasing by 30%, primarily through MOSCOM GmbH, the Companys German subsidiary.

      Sales  to  the  Companys   traditional telemanagement  markets  were
especially strong during 1995, further solidifying our position as the world leader in that market. OEM sales of Emerald CAS for Windows were strong through AT&T in the US and Philips in Germany. Late in the year Siemens also began selling Emerald CAS for Windows in Germany.

      During the year the Company made significant progress in the development of markets for our newer products such as Verabill IS, MVM for Windows and our Voice Verification applications, all of which are expected to contribute to 1996 revenues.

      For the year ended December 31, 1995 the Company realized a gross margin percentage of 71%. This compares with gross margin percentages of 65% and 63% for the years ended December 31, 1994 and December 31, 1993 respectively. The improved margins result from a combination of three separate factors.

1. The continued shift in sales mix toward software based products and services, and away from hardware based products which are characterized by higher manufacturing costs.

2. This reduction in hardware based products as a percentage of the sales mix has also allowed the Company to continue a streamlining of its manufacturing processes begun late last year, resulting in lower overhead rates and in turn further lowering unit production costs.

3. A decrease in the amortization of capitalized software as a percentage of total sales revenue. For 1995 amortization expense equaled 9% of sales revenue, versus 11% during 1994.

     Net engineering and software development expenses for 1995 amounted to $1,716,793, an increase of 5% over 1994 engineering and development costs of $1,633,902. Gross expenditures for engineering and development increased from $3,044,466 for the year ended December 31, 1994 to $3,267,726 for the year ended December 31, 1995, an increase of 7%.

The following table presents a comparison of both net and gross engineering and development expenses, amounts capitalized and amortized, and the resulting impact on the Companys operations for the years ended December 31, 1995 and 1994.

                                                    1995          1994
Gross  expenditures  for  engineering  and    $3,267,726    $3,044,466
software development

Less:  Costs capitalized                       1,550,933     1,410,564
                                              ----------    ----------
Net  engineering  &  software  development
expense                                       $1,716,793    $1,633,902


Plus:   Amounts amortized and  charged  to
cost of sales                                  1,207,674     1,136,733
                                              ----------    ----------

Total expense recognized for the year         $2,924,467    $2,770,635
                                              ==========    ==========

      A significant portion of the 1995 development efforts was geared toward two major product offerings, both of which are expected to begin generating revenues by mid 1996. They are Verabill IS, a comprehensive billing and service system capable of handling up to 400,000 subscribers, and TMS, a total facilities and call management system.

     Selling, general, and administrative expenses for 1995 were $9,915,877 as compared to $8,153,042 for 1994. As a percentage of total sales revenue generated, 1995 selling, general and administrative expense amounted to 56% of total sales, down from 57% in 1994, and 61% for 1993. The largest portion of the increased spending was attributable to the Companys formation of its wholly owned subsidiary, Global Billing Services, Ltd. located in the United Kingdom, a provider of services to the telephone, cable, and virtual private network markets in the UK.

      In addition, selling and marketing costs were impacted by expenses related to new releases of MVM for Windows, the voice activated voice mail system, and Verabill, our billing and operations software product for small to mid-sized telephone and cellular companies.

      Interest earned on investments increased from $61,378 for the year ended December 31, 1994 to $277,913 for the year ended December 31, 1995. The increase was attributable to a combination of higher balances available for investment due to the positive cash flow provided by operations and the rebound in the bond market from 1994s poor showing.

      The net income realized for 1995 of $881,950 or $.13 per share represents an improvement of $1,269,693 from the net loss of $387,743 or a loss of $.06 per share realized for 1994.

      Except for the historical information contained herein, the matters discussed in this report are forward-looking statements which involve risks and uncertainties, including but not limited to economic, competitive, governmental and technological factors affecting the Companys operations, markets, products, services and prices, and other factors discussed in the Companys filings with the Securities and Exchange Commission.

Results of Operations
1994 Compared with 1993

      The  Companys 1994 sales of $14,260,683 for the year ended  December
31, 1994 represented an increase of 6% over the 1993 sales level of $13,455,810. The increase in sales reflects a strong showing for the
Companys  products in the international market place  during  1994,   with
export sales increasing by 47% over 1993 levels. During 1994 export sales accounted for 29% of the Companys sales revenues compared with 21% during 1993. Most of the growth in international markets stems from the growth of MOSCOM GmbH, The Companys German subsidiary, primarily from the sale of voice products such as TeleVoice and MVM through Siemens A.G. Late in 1994 MOSCOM GmbH was also responsible for signing a six year agreement with Alcatel SEL for worldwide sales of our Verabill, TeleVoice, Emerald CAS for Windows and INFO/MDR products, and a three year agreement with Phillips for the distribution of the Emerald call accounting product. As a result of our expanded product offerings and these key new distribution agreements, the Company expects continued sales growth in international markets during 1995.

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

      The following chart illustrates the net effect of the Companys research and development efforts, including the amounts amortized and charged to cost of sales, on the Companys 1994 and 1993 operating results.

                                                    1994          1993
Gross  expenditures  for  engineering  and
software development                           $3,044,466    $3,081,908

Less:  Costs capitalized                       $1,410,564    $1,559,138
                                               ----------    ----------
Net  engineering  &  software  development
expense                                        $1,633,902    $1,522,770


Plus:   Amounts amortized and  charged  to
cost of sales                                   1,136,733       970,083
                                               ----------    ----------
Total expense recognized for the year          $2,770,635    $2,492,853
                                               ==========    ==========

      Total selling, general and administrative costs incurred during 1994 of $8,153,042 in total, were slightly lower than the 1993 expense level of $8,183,622. Selling expenses accounted for approximately 59% of the total expenditures, up from 50% of the total selling, general and administrative costs incurred during 1993. The higher selling costs reflect the continued expansion of MOSCOM GmbH in Germany, as well as a significant strengthening of the Companys support and training capabilities.

      Interest income earned on the investment of surplus capital declined from $278,965 for 1993, to $61,378 for 1994. The lower interest income generated results from the combination of lower balances under investment, and the recording of adjustments required on certain bond funds held in the Companys portfolio reflecting the poor performance of the worldwide bond markets during 1994.

      The Companys net loss for 1994 was $387,743 or $.06 per share.   For
1993 the Company incurred a net loss of $3,854,641 or $.59 per share, a year impacted by the write-off of intangible assets of approximately $3,650,000 (see note 10 of the financials presented as part of this document.)

Liquidity and Capital Resources
      Total cash and investments at December 31, 1995 total $5,695,149, an increase of 38% over the cash and investment position of $4,113,346 at
December 31, 1994. The December 31, 1995 working capital ratio of 4.6 compares with working capital ratios of 6.0 and 5.3 for the years ended December 31, 1994 and 1993 respectively.

      Inventories of $1,646,941 at the end of 1995 were 39% lower than the inventory level of $2,710,228 at the end of 1994, and 46% lower than the December 31, 1993 inventory level of $3,054,897, reflecting the long term shift from hardware to software products.

      Additions to capital equipment increased significantly in 1995 to $719,945 as compared to capital additions of $143,128 and $265,267 during 1994 and 1993 respectively. Approximately $200,000 of the spending was incurred by the Companys foreign subsidiaries, consisting primarily of equipment upgrades and facility improvements.

          Accrued expenses increased from $469,469 at December 31, 1994 to $918,653 at December 31, 1995 due to deferred revenues generated from billings to AT&T for services to be performed during 1996.

      The Company continues to maintain an unsecured revolving line of credit arrangement with a commercial bank for a maximum of $3,000,000 at an interest rate of the lower of the banks prime rate of interest or the banks offered rate of interest. The Company must pay a loan commitment fee of 1/4% per annum of the difference between the maximum amount available under the line less loans outstanding at the end of each quarter. The line of credit arrangement is subject to certain financial covenants relating primarily to the Companys current ratio, tangible net worth, liabilities to tangible net worth and a limit on the amount of dividends declared or paid each year. The Company has satisfied these financial covenants as of December 31, 1995 and 1994. This agreement originally was to expire on January 31, 1996 but has been extended to January 31, 1997.

Item 8 Consolidated Financial Statements and Supplementary Data Required to be Included Herein as Follows:

                                                               Page

INDEPENDENT AUDITORS REPORT                                     20

CONSOLIDATED FINANCIAL STATEMENTS:

 Consolidated balance sheets                                    21 - 22

 Consolidated statements of operations                          23

 Consolidated statements of stockholders equity                 24

 Consolidated statements of cash flows                          25

 Notes to consolidated financial statements                     26 - 36



Item 9         Disagreements on Accounting and Financial Disclosure

               None.

INDEPENDENT AUDITORS REPORT


To the Board of Directors and Stockholders
  of MOSCOM Corporation
Pittsford, New York

We have audited the accompanying consolidated balance sheets of MOSCOM Corporation and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders equity, and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of MOSCOM Corporation and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Deloitte & Touche LLP
Rochester, New York
February 7, 1996

MOSCOM CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1995 AND 1994


ASSETS                                                1995          1994

CURRENT ASSETS:
  Cash and cash equivalents (includes
  investments of $2,632,286 and $1,775,416)   $  2,727,340  $  2,152,377

Investments                                      2,967,809     1,960,969
 Accounts receivable, trade (net of
  allowance for doubtful accounts of
  $71,000 and $105,000)                          4,158,378     3,473,667
 Inventories (Note 2)                            1,646,941     2,710,228
 Prepaid expenses and other current assets         132,205       239,002
                                                ----------    ----------
      Total current assets                      11,632,673    10,536,243
                                                ----------    ----------

PLANT AND EQUIPMENT (Note 3):
  Cost                                           5,372,451     5,221,322
  Less accumulated depreciation                  4,174,126     4,268,984
                                                ----------    ----------
      Plant and equipment, net                   1,198,325       952,338
                                                ----------    ----------
OTHER ASSETS:
  License fees and purchased software
   (net of accumulated amortization of
   $357,077 and $569,887)                          431,148       389,366
  Software development costs (net of
   accumulated amortization of
   $2,417,094 and $1,427,864) (Note 4)           3,239,112     2,895,853
  Deposits and other assets (Notes 5 and 8)      1,513,136     1,309,683
                                                 ---------     ---------

      Total other assets                         5,183,396     4,594,902
                                                 ---------     ---------

TOTAL ASSETS
                                              $ 18,014,394  $ 16,083,483
                                                ==========    ==========


See notes to consolidated financial
statements.

MOSCOM CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1995 AND 1994

LIABILITIES AND STOCKHOLDERS EQUITY                    1995          1994

CURRENT LIABILITIES:
  Accounts payable                             $    615,136  $    510,145
  Accrued compensation and related taxes          1,019,234       778,684
  Other accrued expenses                            918,653       469,469
                                                 ----------     ---------

      Total current liabilities                   2,553,023     1,758,298

PENSION OBLIGATION (Note 5)                       1,126,786       955,464
                                                 ----------    ----------

      Total liabilities                           3,679,809     2,713,762
                                                 ----------    ----------
COMMITMENTS (Note 9)

STOCKHOLDERS EQUITY (Note 6):
  Common Stock, par value $.10, 20,000,000
   shares authorized; issued and outstanding
   6,818,654 shares and 6,743,875 shares            681,865       674,388
  Additional paid-in capital                     15,294,653    14,945,932
  Retained deficit                               (1,650,778)   (2,261,852)
  Cumulative translation adjustment                   8,845        11,253
                                                 ----------    ----------

      Total stockholders equity                  14,334,585    13,369,721
                                                 ----------    ----------



TOTAL LIABILITIES AND STOCKHOLDERS EQUITY      $ 18,014,394  $ 16,083,483
                                               ============  ============


MOSCOM CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                                               1995            1994            1993
SALES (Note 7)                         $ 17,570,381   $  14,260,683   $  13,455,810
                                         ----------      ----------      ----------
COSTS AND OPERATING EXPENSES:
 Cost of sales (Note 4)                   5,138,674       4,936,761       4,985,265
 Engineering and software
  development (Note 4)                    1,716,793       1,633,902       1,522,770
 Selling, general and
  administrative                          9,915,877       8,153,042       8,183,622
 Other expenses (Note 10)                         -               -       3,650,744
                                         ----------      ----------      ----------
   Total costs and operating
    expenses                             16,771,344      14,723,705      18,342,401
                                         ----------      ----------      ----------

INCOME (LOSS) FROM OPERATIONS               799,037        (463,022)     (4,886,591)

INTEREST INCOME                             277,913          61,378         278,965
                                         ----------      ----------      -----------
INCOME (LOSS) BEFORE INCOME TAXES         1,076,950        (401,644)     (4,607,626)

INCOME TAX PROVISION (BENEFIT)
(Note 8)                                    195,000         (13,901)       (752,985)
                                         ----------      -----------     -----------

NET INCOME (LOSS)                      $    881,950   $    (387,743)  $  (3,854,641)
                                        ===========      ===========     ===========

NET INCOME (LOSS) PER COMMON SHARE     $        .13   $        (.06)  $        (.59)
                                        ===========      ===========     ===========

WEIGHTED AVERAGE SHARES OUTSTANDING       6,909,874        6,707,449       6,589,130
                                        ===========      ===========     ===========

See notes to consolidated financial
statements.

MOSCOM CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                              Common Stock              Additional      Retained       Cumulative      Total
                                 Shares     Par Value     Paid-in       Earnings       Translation    Stockholders
                                                          Capital      (Deficit)       Adjustment       Equity
BALANCE - January 1, 1993     6,540,213      $654,021    $14,400,673   $ 2,380,317     $(31,327)   $17,403,684

  Exercise of stock options
   and warrants                 144,276        14,428        432,689             -            -        447,117
  Stock retirements              (3,708)         (371)       (21,829)            -            -        (22,200)
  Foreign currency
   translation adjustment             -             -              -             -      (37,386)       (37,386)
  Dividends declared on
   common stock
   ($.04 per share)                   -             -       (265,633)            -           -        (265,633)
  Net loss                            -             -     (3,854,641)            -           -      (3,854,641)
                              ---------       -------     ----------     -----------     ------     ----------
BALANCE - December 31, 1993   6,680,781       668,078     14,811,533     (1,739,957)    (68,713)    13,670,941

  Exercise of stock options
   and warrants                  88,120         8,812        282,592              -           -        291,404
  Stock retirements             (25,026)       (2,502)      (148,193)             -           -       (150,695)
  Foreign currency
   translation adjustment             -             -              -              -      79,966         79,966
  Dividends declared on
   common stock
   ($.02 per share)                   -             -              -       (134,152)          -       (134,152)
  Net loss                            -             -              -       (387,743)          -       (387,743)
                              ---------       -------     ----------     -----------     ------     ----------
BALANCE - December 31, 1994   6,743,875       674,388     14,945,932     (2,261,852)     11,253     13,369,721

  Exercise of stock options
   and warrants                  86,779         8,677        435,741              -           -        444,418
  Stock retirements             (12,000)       (1,200)       (87,020)             -           -        (88,220)
  Foreign currency
   translation adjustment             -             -              -              -      (2,408)        (2,408)
  Dividends declared on
   common stock
   ($.04 per share)                   -             -              -       (270,876)          -       (270,876)
  Net income                          -             -              -        881,950           -        881,950
                              ---------      --------    -----------   -------------   --------    -----------
BALANCE - December 31, 1995   6,818,654      $681,865    $15,294,653   $ (1,650,778)   $  8,845    $14,334,585
                              =========      ========    ===========   =============   ========    ===========

See notes to consolidated
financial statements.

MOSCOM CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                                                        1995         1994          1993
OPERATING ACTIVITIES:
  Net income (loss)                               $  881,950   $ (387,743)  $(3,854,641)
                                                     -------     ---------    ----------
  Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
     Depreciation and amortization                 1,947,941    1,890,977     1,754,964
     Decrease (increase) in deferred income taxes     48,936       (6,674)     (462,925)
     Other expenses:  write-downs of other assets          -            -     3,095,743
     Provision for bad debts                          (3,811)     (23,188)       20,254
     Provision for inventory obsolescence            185,250      168,550       234,500
     Changes in assets and liabilities:
        Investments                               (1,006,840)   1,395,201     2,982,923
        Accounts receivable                         (680,900)    (669,449)      185,554
        Inventories                                  878,037      176,119      (914,710)
        Prepaid expenses and other current assets    106,797      142,129      (308,665)
        License fees and purchased software         (308,091)    (224,707)     (256,703)
        Software development costs                (1,550,933)  (1,410,564)   (1,559,138)
        Deposits and other assets                   (252,389)      15,564      (513,290)
        Accounts payable                             104,991        2,177      (188,281)
        Accrued compensation and related taxes       240,550      110,299        22,326
         Other accrued expenses                      618,098      (50,126)      496,167
                                                   ---------    ---------     ---------
           Net adjustments                           327,636    1,516,308     4,588,719
                                                   ---------    ---------     ---------
           Net cash provided by
            operating activities                   1,209,586    1,128,565       734,078
                                                   ---------    ---------     ---------
INVESTING ACTIVITY:
  Additions to plant and equipment                  (719,945)    (143,128)     (265,267)
                                                    ---------    ---------     ---------
FINANCING ACTIVITIES:
  Exercise of stock options and warrants             356,198      140,709       424,917
  Payment of dividends on common stock              (270,876)    (267,768)     (262,398)
                                                    ---------    ---------     ---------
    Net cash provided (used) by
            financing activities                      85,322     (127,059)      162,519
                                                      ------     ---------      -------
NET INCREASE IN CASH AND CASH EQUIVALENTS            574,963      858,378       631,330

CASH AND CASH EQUIVALENTS, BEG. OF YEAR            2,152,377    1,293,999       662,669
                                                   ---------    ---------       -------
CASH AND CASH EQUIVALENTS, END OF YEAR            $2,727,340   $2,152,377   $ 1,293,999
                                                   =========    =========     =========

See notes to consolidated financial
statements.

MOSCOM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   The accompanying consolidated financial statements include the accounts of MOSCOM Corporation and its wholly-owned subsidiaries, MOSCOM Limited and Global Billing Services Limited (companies incorporated in England) and Moscom GmbH (a company incorporated in Germany). All significant intercompany accounts and transactions have been eliminated. The Company and its subsidiaries design and manufacture computer products, software and services for the telecommunications industry. Substantially all sales and accounts receivable are with domestic and foreign companies in this industry.

   Estimates - The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   The   consolidated   financial  statements  include  managements   best
   estimates of the net realizable value of software development costs. Accordingly, the Company periodically records adjustments to write down the carrying value of software development costs to their net realizable value (see Note 10.) The amounts the Company will ultimately realize could differ materially from the carrying value of the software development costs.

   Investments - The Companys investments are classified as trading securities since the Company intends to buy and sell the securities in the near term with the objective of generating profits on short-term differences in price. Such securities are reported at fair value in the consolidated financial statements and any unrealized holding gains and losses are included in earnings. The change in the unrealized holding loss included in earnings in 1995 totalled $33,000 of income.

   Concentrations of credit risk - Financial instruments which potentially subject the Company to concentration of credit risk consist principally of investments and accounts receivable. The Company places its investments ($5,600,095 and $3,736,385 as of December 31, 1995 and 1994, respectively) with quality financial institutions and, by policy, limits the amount of credit exposure to any one financial institution.

   The Companys customers are not concentrated in any specific geographic region, but are concentrated in the telecommunications industry. As of December 31, 1995 and 1994, one specific customer in this industry accounted for approximately $863,264 and $1,399,000, respectively, of the total accounts receivable balance. The Company performs ongoing credit evaluations of its customers financial conditions but does not require collateral to support customer receivables. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

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

   Net income (loss) per share is based upon the weighted average number of common shares outstanding during each year assuming exercise of dilutive outstanding stock options and warrants under the treasury stock method.

   Consolidated statements of cash flows - The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

   Stock-Based Compensation - In October 1995, the Financial Accounting Standards Board issued Statement of Financial Standards No. 123, Accounting for Stock-Based Compensation, which requires adoption by the Company in 1996. Pursuant to the new standard, companies are encouraged, but not required, to adopt the fair value method of accounting for employee stock-based transactions. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. Companies are also permitted to continue to account for such transactions under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, but would be required to disclose in a note to the consolidated financial statements pro forma net income and earnings per share as if the Company had applied the new method of accounting. The Company has not yet determined if it will elect to change to the fair value method, nor has it determined the effect the new standard will have on net income and earnings per share should it elect to make such a change. Adoption of the new standard will have no effect on the Companys cash flows.

2. INVENTORIES

   The major classifications of inventories as of December 31, 1995 and 1994 are:

                                                   1995         1994


Purchased parts and components              $ 1,186,513  $ 2,030,800
Work in process                                 324,980      529,933
Finished goods                                  135,448      149,495
                                              ---------    ---------
                                            $ 1,646,941  $ 2,710,228
                                              =========    =========

3. PLANT AND EQUIPMENT

   The major classifications of plant and equipment as of December 31, 1995 and 1994 are:

                                                   1995         1994

Machinery and equipment                     $ 1,551,899  $ 1,961,806
Computer hardware and software                2,497,945    2,113,911
Furniture and fixtures                        1,008,926      899,164
Leasehold improvements                          313,681      246,441
                                              ---------    ---------

                                            $ 5,372,451  $ 5,221,322
                                              =========    =========

   Depreciation expense was approximately $474,000, $398,000 and $437,000 for the years ended December 31, 1995, 1994 and 1993, respectively.


4. ENGINEERING AND SOFTWARE DEVELOPMENT EXPENDITURES

   Engineering and software development expenditures incurred during the years ended December 31, 1995, 1994 and 1993 were recorded as follows:

                                         1995         1994         1993

Engineering and software
development expense included
in the consolidated
statements of operations           $ 1,716,793  $ 1,633,902  $ 1,522,770

Amounts capitalized and included
in the consolidated balance
sheets                               1,550,933    1,410,564    1,559,138
                                     ---------    ---------    ---------
Total expenditures for
engineering and software
development                        $ 3,267,726  $ 3,044,466  $ 3,081,908
                                     =========    =========    =========

   Additionally, the Company recorded amortization of capitalized software development costs of approximately $1,208,000, $1,137,000 and $970,000 for the years ended December 31, 1995, 1994 and 1993, respectively. Such amortization is included in cost of sales in the consolidated statements of operations.


5. BENEFIT PLANS

   The Company sponsors an employee incentive savings plan under section 401(K) for all eligible employees. The Companys contributions to the
   plan  are  discretionary and totalled $10,000 in 1995.   There  were  no
   contributions in 1994 and 1993.

   The Company also sponsors an unfunded Supplemental Executive Retirement Program, which is a nonqualified plan that provides certain key employees defined pension benefits. Periodic pension expense for the years ended December 31, 1995, 1994 and 1993 consists of the following:

                                            1995         1994         1993

Service cost                           $ 104,439    $ 100,852    $  66,798
Interest cost                             66,882       55,909       43,912
Net amortization and deferral             36,965       36,965       29,154
                                         -------      -------      -------
Pension expense                        $ 208,286    $ 193,726    $ 139,864

   A reconciliation of the pension plans funded status with amounts recognized in the Companys balance sheets follows:

                                                    1995        1994

Actuarial present value of accumulated
  benefit obligation                         $ 1,126,786   $ 955,464
                                             ===========   =========
Actuarial present value of projected benefit
  obligation                                 $ 1,126,786   $ 955,464

Plan assets                                            -           -
                                               ----------    -------
Projected benefit obligation in excess of
  plan assets                                  1,126,786     955,464

Prior service cost not yet recognized in
  net periodic pension cost                     (445,773)   (482,738)

Additional minimum liability                     445,773     482,738
                                               ---------     -------
Accrued pension expense                        1,126,786     955,464
                                             ===========   =========

   Included in the deposits and other assets caption in the consolidated balance sheets as of December 31, 1995 and 1994 is an intangible asset of $445,773 and $482,738, respectively, related to the minimum liability adjustment for the unfunded accumulated benefit obligation.

   The discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation as of December 31, 1995 and 1994 were 7% and 3%, respectively.

   6.   STOCKHOLDERS EQUITY

   The Company has reserved 650,000 shares of its Common Stock for issuance under its 1993 Stock Option Plan, the successor Plan to the 1983 Stock Option Plan. The Plan provides for options which may be issued as nonqualified or qualified incentive stock options. All options granted to date are exercisable no sooner than 25% per year beginning one year from the date of grant. All options granted to employees of MOSCOM Corporation have a ten year term and all options granted to employees of MOSCOM Limited, Global Billing Services, Ltd. and MOSCOM GmbH have a seven year term.

   A summary of stock option and warrant transactions for the years ended December 31, 1995, 1994 and 1993 is shown below:

                                               1995        1994        1993
Options

Shares under option, beginning of
year                                        341,615     380,780     517,111

  Options granted                           100,930      42,020      20,160

  Options exercised at prices
   ranging from $.66 to $5.00               (71,177)    (45,163)   (129,241)

  Options terminated                        (59,028)    (36,022)    (27,250)
                                            --------    --------   --------
Shares under option, end of year            312,340     341,615     380,780
                                            =======     =======     =======

Shares exercisable                          210,779     254,459     232,402
                                            =======     =======     =======

Exercise price of shares
 exercisable                            $1.50-10.00  $1.33-5.00  $1.33-5.00
                                         ==========   =========   =========

Warrants

Warrants outstanding, beginning of
 year                                       102,649     138,383     182,216
  Warrants granted                            1,181       7,223      16,202
  Warrants exercised                        (15,602)    (42,957)    (15,035)

  Warrants expired                                -           -     (45,000)
                                           --------     -------     -------
Warrants Outstanding, end of year            88,228     102,649     138,383
                                           ========     =======     =======

Exercise price of warrants outstanding  $4.06-10.25 $2.31-10.25  $1.75-7.75
                                         ==========  ==========   =========

   On January 2, 1996, the Companys Board of Directors declared a cash dividend of $.02 per share payable on January 29, 1996.

7. SALES INFORMATION

   Sales to two customers were approximately $9,184,000 and $2,135,000, or 52% and 12% of the Companys total sales in 1995.

   Sales   to  these  two  customers  were  approximately  $7,180,000   and
   $2,058,000 or 50% and 14% of the Companys total sales in 1994 and $7,490,000 and $1,468,000 or 56% and 11% of the Companys total sales in 1993.

   Export  sales  to  unaffiliated customers in Europe  were  approximately
   $5,085,000,   $3,843,000  and  $2,673,000  in  1995,  1994   and   1993,
   respectively.


8. INCOME TAXES

   The components of the income (loss) before income taxes for the years ended December 31, 1995, 1994 and 1993 is presented below:

                                         1995          1994          1993

Domestic (loss) income             $1,497,163       $73,191   $(4,113,097)
Foreign loss                         (420,213)     (474,835)     (494,529)
                                    ---------      --------    -----------
                                   $1,076,950    $(401,644)   $(4,607,626)
                                    =========     =========    ===========

   The income tax provision (benefit) includes the following:

                                         1995          1994          1993
Current income tax payable
(refundable):
  Federal                            $128,964       $(9,876)    $(156,169)
  State                                17,100         1,550         1,489
  Foreign                                   -         1,099        (2,985)
                                      -------        ------       -------
                                      146,064        (7,227)     (157,665)
                                      =======        =======     =========
Deferred income tax:
  Federal                             275,838       (18,156)     (870,968)
  State                                58,684      (210,127)       10,663
  Foreign                            (141,557)     (215,427)     (218,472)
  (Decrease) increase in
    valuation allowance              (144,029)      437,036       483,457
                                     ---------      -------       -------
                                       48,936        (6,674)     (595,320)
                                     --------       --------     ---------
                                     $195,000      $(13,901)    $(752,985)
                                      =======       ========     =========

   The income tax (benefit) provision differs from those computed using the statutory federal tax rate of 34%, due to the following:

                                         1995          1994          1993

Tax at statutory federal rate       $ 366,163     $(136,559)  $(1,566,661)
Differences between foreign and
 U.S. tax rates                        (6,497)      (51,781)      (50,332)
State taxes, net of federal tax
 benefit                               69,970      (209,104)        8,020
Utilization of tax credits           (108,084)      (65,000)            -
(Decrease) increase in
 valuation allowance                 (144,029)      437,036       483,457
Other                                  17,477        11,507       (89,603)
Amortization of excess purchase
 price over net assets acquired             -             -       497,963
Tax-exempt interest income                  -             -       (35,829)
                                      -------      --------     ---------
                                    $ 195,000     $ (13,901)  $  (752,985)
                                    =========     =========   ===========
   The deferred income tax asset (liability) recorded in the consolidated balance sheets results from differences between financial statement and tax reporting of income and deductions. A summary of the composition of the deferred income tax asset (liability) follows:

                                 1995                      1994
                             Domestic      Foreign     Domestic      Foreign

General business credits     $743,352            -     $837,253            -
Net operating losses          288,752      663,836      470,918      502,229
Deferred compensation         495,758            -      389,816            -
Alternative minimum tax
 credits                      203,421            -      205,431            -
Inventory                     112,364            -      143,881            -
Accounts receivable            26,339            -       38,867            -
Capitalized software       (1,201,562)           -   (1,071,923)           -
Fixed assets                  (52,283)         177      (67,549)       6,655
Other                               -         (409)       3,969       13,163
                            ---------     --------     --------     --------
                              616,141      663,604      950,663      522,047
Valuation allowance          (526,008)    (663,604)    (811,594)    (522,047)
                            ---------      --------    ---------    ---------
Deferred asset
 (liability)              $    90,133      $     -     $139,069      $     -
                          ===========     ========     ========     =========

   The deferred asset as of December 31, 1995 and 1994 is included in the deposits and other assets caption in the consolidated balance sheet.

   The Company has $782,000 of federal net operating loss carryforwards available as of December 31, 1995, of which approximately $100,000 may be utilized annually. The carryforwards expire in varying amounts in 1998 through 2001. The valuation allowance has decreased by $144,029 during the year ended December 31, 1995, primarily due to operating loss and tax credit carryforwards being used in the current year.

   As of December 31, 1995, the Company has $82,000 of net operating loss carryforwards available to offset future earnings of Moscom Limited, $1,247,000 of net operating loss carryforwards to offset future earnings of Moscom GmbH and $286,000 of net operating loss carryforwards to offset future earnings of Global Billing Services Limited.

   The Companys tax credit carryforwards as of December 31, 1995 are as follows:

             Description                    Amount       Expiration Dates

General business credits                 $ 671,031            1999 - 2009


New York State investment tax credits      109,578            1997 - 2004


Alternative minimum tax credits            203,421     No expiration date
                                         ---------

                                         $ 984,030
                                         =========
   Cash paid (received) for income taxes during the years ended December 31, 1995, 1994 and 1993 totalled $61,922, $(231,885) and $(10,731), respectively.


9. COMMITMENTS

   Operating Lease Obligations - The Company and its subsidiary lease their current manufacturing and office facilities and certain equipment under operating leases which expire at various dates through 1998. The facility leases provide for extension privileges. Rent expense under all operating leases (exclusive of real estate taxes and other expenses payable under the leases) was $635,000, $773,000, and $573,000 for the years ended December 31, 1995, 1994 and 1993, respectively.

   Minimum lease payments as of December 31, 1995 under operating leases are as follows:

        Year Ending December 31,

        1996                             $   593,000
        1997                                 506,000
        1998                                 330,000
                                           ---------
        Total minimum lease payments     $ 1,429,000
                                           =========

   Line of Credit - The Company has an unsecured revolving line of credit arrangement with a commercial bank for a maximum of $3,000,000 at an interest rate of the lower of the banks prime rate of interest or the
   banks  offered  rate  of  interest.   The  Company  must  pay  a   loan
   commitment fee of 1/4% per annum of the difference between the maximum amount available under the line less loans outstanding at the end of each quarter. The line of credit arrangement is subject to certain financial covenants relating primarily to the Companys current ratio, tangible net worth, liabilities to tangible net worth and a limit on the amount of dividends declared or paid each year. The Company has satisfied these financial covenants as of December 31, 1995 and 1994. This agreement expires on January 31, 1997.

10.OTHER EXPENSES

   During the third quarter of 1993, other expenses of $3,650,744, were charged to operations which consisted of the following:

Write-down of capitalized software development
  costs to net realizable value                    $ 1,758,502
Write-down of excess purchase price over net
  assets acquired                                    1,337,242
Settlement of litigation claim                         555,000
                                                     ---------
                                                   $ 3,650,744
                                                     =========

   In the opinion of management, a market decline occurred and was expected to continue in the future relative to certain of the Companys software development projects. As a result, the Company wrote-down the related capitalized software development costs to net realizable value. Additionally, in the opinion of management, the future economic benefit of the excess purchase price over net assets acquired (goodwill) related to their Control Key division diminished due, in part, to
   current  market  conditions and the Companys  sales  forecasts.   As  a
   result, the Company wrote-down the remaining goodwill value, which was originally being amortized over ten years.

   The Company settled a lawsuit relative to a contract dispute over a specific product previously purchased by the Company.

                                 PART III

Item 10   Directors and Executive Officers of the Registrant

      Information relating to directors of the Company is incorporated herein by reference to page 3, 4 and 6 of the Companys Proxy Statement for the Annual Meeting of Shareholders to be held May 17, 1996 {see "Election of Directors" and "Compliance With Section 16 (a)".}

      The following lists the names and ages of all executive officers of the Company, all persons chosen to become executive officers, all positions and offices with the Company held by such persons, and the business experience during the past five years of such persons. All officers were elected or re-elected to their present positions for terms ending on May 17, 1996 and until their respective successors are elected and qualified.

                                MANAGEMENT

Directors and Executive Officers of the Registrant
     The Directors and executive officers of MOSCOM are as follows:
Name                 Age               Position
Albert J.            59                Chairman of the Board,
Montevecchio                           President, C.E.O., Director

Robert L. Boxer      42                Vice President, Secretary
                                       Corporate Counsel

James W. Karr        52                Vice President,
                                       International Sales

Ronald C. Lundy      44                Treasurer

Richard C. Vail      65                Vice President,
                                       General Manager, Votan

Victor de Jong       50                Director

John E. Mooney       51                Director

Harvey E. Rhody      56                Director

Fred E. Strauss      68                Director

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

      Harvey E. Rhody has been a Director of MOSCOM since September 1983. Since March, 1996 he is Interim Director of the Center for Imaging Science of the Rochester Institute of Technology prior to that he had been
President of RIT Research Corporation since July 1992. Prior to that and since 1988, he was a Professor of Electrical Engineering and Imaging Science at the Rochester Institute of Technology and director of Intelligent Systems Division of RIT Research Corporation.

      Fred E. Strauss has been a Director of MOSCOM since September 1983. In 1990, he retired as Regional President of Manufacturers Hanover Trust Company in Rochester, New York, a position he held for more than five years. Mr. Strauss is a member of the Board of Nazareth College Board of Trustees, an institution of higher learning; member of the Board of Park Ridge Health Systems, Inc., providers of health care; and Chairman of the Board of Rochester Community Baseball, Inc., an operator of a minor league professional baseball team.

Item 11   Executive Compensation

      Information relating to executive compensation is incorporated by reference on pages 5, 6 and 7 of the Companys Proxy Statement for the
Annual  Meeting  of Shareholders to be held May 17 1996.   (See  "Executive
Compensation" and "Corporate Governance Information.")

Item 12   Security Ownership of Certain Beneficial Owners and Management

      Information relating to the security holdings of more than five percent holders and directors and officers of the Company is incorporated herein by reference to pages 3 through 6 of the Companys Proxy Statement for the Annual Meeting of shareholders to be held May 17, 1996.

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

(b) There have been no reports on from 8-K filed during the last quarter of the period covered by this report.

(c)  Exhibits (numbered in accordance with item 601 of regulation S-K)

     (11.1)        Calculation of earnings per share

     (22)          Subsidiaries of registrant

     (22.1) Neither of the Companys wholly owned subsidiaries would constitute a significant subsidiary as of December 31, 1995.

                    MOSCOM CORPORATION AND SUBSIDIARIES

Schedule VIII - Valuation and Qualifying Accounts
Years Ended December 31, 1995, 1994, and 1993


 Column A              Column B      Column C      Column D      Column E

 Allowance for        Balance At    Charged To     Accounts       Balance
 Doubtful Accounts   Beginning Of   Costs And    Written Off     At End of
                         Year        Expenses    (Recovered)       Year
        1995             $105,000     $(3,811)     $(30,189)     $ 71,000
        1994              132,000     (23,188)     (  3,812)      105,000
        1993              122,000      20,254        10,254       132,000



 Provision for        Balance At    Charged to    Inventory       Balance
 Inventory           Beginning of    Cost of       Written        At End
 Shrinkage &             Year         Sales          Off          of Year
 Obsolescence
        1995             $347,474     $185,250     $319,134      $213,590
        1994              208,291      173,499       34,316       347,474
        1993              183,884      234,500      210,093       208,291

                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            MOSCOM CORPORATION

              ----------------------------------------------
               Albert J. Montevecchio, Chairman of the Board
                             President and CEO
Dated:

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                  Capacity                    Date

_______________________    Chairman of the             March 27, 1996
Albert J. Montevecchio     Board, President, C.E.O.
                           and Director



_________________________  Director                    March 27, 1996
Victor de Jong

_________________________  Director                    March 27, 1996
John E. Mooney

_________________________  Director                    March 27, 1996
Harvey E. Rhody


_________________________  Director                    March 27, 1996
Fred E. Strauss


_________________________  Director                    March 27, 1996
Ronald C. Lundy

Exhibit 11.1

                            MOSCOM CORPORATION
                             and Subsidiaries
                     Calculation of Earnings per Share

                                       Twelve Months Ended December 31,
Primary                                     1995          1994            1993

Net Earnings (Loss)                     $881,950     $(387,743)    $(3,854,641)

Average common shares outstanding      6,795,559     6,707,449       6,589,130

Dilutive effect of stock options and
warrants after application of            114,315             -              -
treasury stock method                 ----------     ---------       ---------

Weighted average shares outstanding    6,909,874     6,707,449       6,589,130
                                      ==========     =========       =========


Earnings  (Loss) per common & common
 equivalent share                           $.13         $(.06)          $(.59)
Assuming Full Dilution                 =========     =========      ==========

Net Earnings (Loss)                     $881,950     $(387,743)    $(3,854,641)
                                         =======     =========     ===========

Weighted average shares outstanding    6,909,874     6,707,449       6,589,130

Additional dilutive effect of stock
options & warrants after application
of treasury stock method                  11,520             -               -
                                       ---------     ---------       ---------

Weighted average shares outstanding    6,921,394     6,707,449       6,589,130
                                       =========     =========       =========
Earnings  (Loss) per common share
assuming full dilution                      $.13         $(.06)          $(.59)
                                       =========     =========      ==========