Form 10-Q
period 1996-03-31
MOSCOM CORP
filed 1996-05-15
CIK 747605

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549

              Quarterly Report Under Section 13 or 15 (d)
                of the Securities Exchange Act of 1934

                   For Quarter Ended March 31, 1996

                    Commission File Number 0-13898

                               MOSCOM Corporation

        (Exact name of registrant as specified in its charter)

     Delaware                                        16-1192368
(State  or other jurisdiction of Incorporation       (IRS  Employer
or Organization)                                      Identification Number)

     3750 Monroe Avenue, Pittsford, NY               14534
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

          YES   [XX]           NO   [  ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 1996.

     Common stock, par value $.10                 6,855,366 shares

     This report consists of 14 pages.

                                 INDEX



                                                            Page

PART I    FINANCIAL INFORMATION

  Item 1    Financial Statements

            Consolidated Balance Sheets -                      3, 4
            March 31, 1996 and December 31, 1995

            Consolidated Statements of Operations -            5
            Three Months Ended March 31, 1996 and 1995

            Consolidated Statements of Cash Flows -            6
            Three Months Ended March 31, 1996 and 1995

            Notes To Consolidated Financial Statements         7,  8

  Item 2    Management's Discussion and Analysis of            9 - 11
            Financial Condition and Results of Operations


PART II   OTHER INFORMATION

  Item 6    Exhibits and Reports on Form 8-K                   12 - 13

                   PART  I -  FINANCIAL INFORMATION

                          MOSCOM CORPORATION
                           And Subsidiaries

                      CONSOLIDATED BALANCE SHEETS

                                            March 31,      December 31,
ASSETS                                           1996             1995*
CURRENT ASSETS:                           (Unaudited)
Cash and Cash Equivalents Including
Short-term investments of $2,022,694
and $2,632,286 respectively)             $  2,377,533      $  2,727,340

Short-term Investments                      2,708,085         2,967,809
Accounts Receivable, trade (net of
allowance for doubtful accounts
of $79,000 and $71,000, respectively)       3,043,905         4,158,378

Inventories (Note 2)                        1,534,582         1,646,941
Prepaid Expenses                              140,318           132,205
                                         ------------      ------------
     Total Current Assets                   9,804,423        11,632,673

PLANT AND EQUIPMENT (Note 3):               5,293,293         5,372,451
Less Accumulated Depreciation              (4,161,583)       (4,174,126)
                                         ------------      ------------
     Plant and Equipment (Net)              1,131,710         1,198,325

OTHER ASSETS:
License Fees and Purchased Software
(Net of accumulated amortization
of $223,800 and $357,077 respectively)        395,428           431,148

Capitalized Software
Development Costs (Net of accumulated
amortization of accumulated $1,456,745
and $2,417,094 respectively)                3,454,746         3,239,112
Deposits and Other Assets                   1,499,472         1,513,136
                                         ------------      ------------
Total Other Assets                          5,349,646         5,183,396
                                         ------------      ------------
TOTAL ASSETS                             $ 16,285,779      $ 18,014,394
                                         ============      ============

See notes to Consolidated Financial Statements.

             *  Derived from Audited Financial Statements

                          MOSCOM CORPORATION
                           And Subsidiaries

                      CONSOLIDATED BALANCE SHEETS
                                              March 31,    December 31,
                                                   1996           1995*
                                             (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts Payable                         $    516,764  $    615,136
  Accrued Compensation and Related Taxes        820,316     1,019,234
  Other Accrued Expenses                        669,242       918,653
                                           ------------  ------------
     Total Current Liabilities                2,006,322     2,553,023

  Other Long-Term Liabilities                 1,185,535     1,126,786
                                           ------------  ------------
                                              3,191,857     3,679,809


STOCKHOLDERS' EQUITY:
 Common Stock, par value $.10,
  20,000,000 shares authorized; issued and
  outstanding, 6,855,366 and 6,818,654,
  respectively                                  685,537       681,865
 Additional Paid-in Capital                  15,421,356    15,294,653
 Retained Earnings                           (2,974,658)   (1,650,778)
 Cumulative Translation Adjustment              (38,313)        8,845
                                           ------------  ------------
                                             13,093,922    14,334,585
                                           ------------  ------------
TOTAL LIABILITIES AND STOCKHOLDERS'        $ 16,285,779  $ 18,014,394
EQUITY                                     ============  ============


See notes to Consolidated Financial Statements.

             *  Derived from Audited Financial Statements

                          MOSCOM CORPORATION
                           And Subsidiaries

                 CONSOLIDATED STATEMENTS OF OPERATIONS

                                   Three Months Ended
                                        March 31,
                                        (Unaudited)
                                            1996           1995

SALES                                 $  2,804,280   $  4,410,529
                                      ------------   ------------
COSTS AND OPERATING EXPENSES:
  Cost of Sales                            954,659      1,316,446
  Engineering & Software                   603,585        439,947
  Development Selling, General and
  Administrative                         2,606,085      2,336,484
                                       ------------   ------------

   Total Costs and Operating Expenses    4,164,329      4,092,877
                                      ------------   ------------
 INCOME (LOSS) FROM OPERATIONS          (1,360,049)       317,652

INTEREST INCOME                             88,646         35,396
                                      ------------   ------------

INCOME (LOSS) BEFORE INCOME TAXES       (1,271,403)       353,048
INCOME TAXES                               (84,000)        50,000
                                      ------------   ------------
NET INCOME (LOSS)                     $ (1,187,403)  $    303,048
                                      ============   ============
NET INCOME (LOSS) PER SHARE                  $(.17)          $.04
                                      ============   ============


See notes to Consolidated Financial Statements.

                          MOSCOM CORPORATION
                           And Subsidiaries
                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                             Three Months Ended
                                                  March 31,
                                                    1996            1995
                                                  (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income  (Loss)                          $ (1,187,403)   $    303,048
                                            ------------    ------------
Adjustments to Reconcile Income (Loss)
to Net Cash Provided by Operating
Activities
  Depreciation and Amortization                  466,847         518,835
  Provision for Losses on Accounts
   Receivable                                      6,000           6,000
  Provision for Inventory Obsolescence            50,001          30,000

  Changes in Assets and Liabilities
    Short Term Investments                       259,724         402,862
    Accounts Receivable                        1,108,473      (1,075,652)
    Inventories                                   62,358          86,540
    Prepaid Expenses                              (8,113)          8,445
    License Fees                                  (7,700)        (43,388)
    Software Development Costs                  (483,888)       (249,644)
    Other Assets                                  13,664         (60,984)
    Accounts Payable                             (98,372)         49,003
    Other Liabilities                             58,749          52,500
    Other Current Liabilities                   (495,487)        101,963
                                            ------------    ------------
  Net Adjustments                                932,256        (173,520)
                                            ------------    ------------
  Net Cash Provided (Used) by Operating
   Activities                                   (255,147)        129,528
                                            ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Additions to Property and Equipment            (88,558)       (219,861)
                                            ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends Paid                                (136,477)       (134,939)
  Exercise of Stock Options and Warrants         138,000         165,125
  Stock Retirements                               (7,625)        (15,584)
                                            ------------    ------------
  Net Cash Flows from Financing Activities        (6,102)         14,602
                                            ------------    ------------

NET DECREASE IN CASH AND CASH
 EQUIVALENTS                                    (349,807)        (75,731)

CASH AND CASH EQUIVALENTS, BEGINNING OF
 PERIOD                                        2,727,340       2,152,377

CASH AND CASH EQUIVALENTS, END OF
PERIOD                                      $  2,377,533    $  2,076,646
                                            ============    ============

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1)  GENERAL

      The accompanying unaudited consolidated financial statements include all adjustments of a normal and recurring nature which are, in the opinion of Registrants management, necessary to present fairly Registrants financial position as of March 31, 1996 and the results of its operations and cash flows for the three months ended March 31, 1996 and 1995. All significant intercompany accounts and transactions have been eliminated.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Annual Report for the fiscal year ended December 31, 1995.

      Management believes that the procedures followed in preparing these consolidated financial statements are reasonable under the circumstances, but the accuracy of the amounts in the financial statements are in some respect dependent upon facts that will exist, and procedures that will be accomplished by Registrant later in the fiscal year.

      The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results to be expected for a full years operation.

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

(2)  INVENTORIES

     The composition of inventories at March 31, 1996 and December 31, 1995 was as follows:

                                     March 31         December 31
                                         1996                1995
Purchased parts and components   $  1,020,522        $  1,186,513
Work in process                       353,898             324,980
Finished goods                        160,162             135,448
                                 ------------        ------------
                                 $  1,534,582        $  1,646,941
                                 ============        ============

(3)  PLANT AND EQUIPMENT

     The major classifications of plant and equipment at March 31, 1996, and December 31, 1995 are:

                                     March 31       December 31
                                         1996              1995

     Machinery and equipment     $  1,511,552        $  1,551,899
     Computer hardware and
      software                      2,477,705           2,497,945
     Furniture and fixtures           991,152           1,008,926
     Leasehold improvements           312,884             313,681
                                 ------------        ------------
                                 $  5,293,293        $  5,372,451
                                 ============        ============

(4) Weighted average shares outstanding for the three months ended March 31, 1996 does not include common stock equivalents, as their effect on earnings per share would be anti-dilutive.

Item 2 Managements Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
     Sales for the first quarter ended March 31, 1996 were $2,804,280, a decline of 36% from sales of $4,410,529 for the first quarter of 1995. Several factors contributed to the lower sales figure, the most significant being the separation from AT&T of Lucent Technologies, now MOSCOMs largest customer. Sales to Lucent have been temporarily affected by their focus on the reorganization, coupled with an internal inventory reduction program. In addition we have received indications from several of our largest distributors, including
Lucent, that they have experienced a drop in sales of telephone systems (PBXs). Historically, the Companys sales of call accounting systems closely parallel PBX sales.

      Despite the disappointing sales level achieved for the first quarter of 1996, there were a number of positive developments during the quarter that should favorably influence results for the balance of 1996. Among them are:

- - The purchase of MOSCOMs voice verification product  by Chemical
  Bank (now Chase Bank) for use in a second phase trial. Those systems have been installed and are operational at two Chase branches in New York City. Success in this trial could lead to substantial additional orders from Chase this year.
- - MOSCOMs MVM for Windows voice activated voice mail system was introduced in Spanish and Portuguese. The reception was extremely favorable and the reaction of target distribution channels in South America quicker than we had expected. Siemens has agreed to market MVM for Windows in Argentina and Lucent Technologies is now marketing it in Brazil. Opportunities with both companies in several other
  South   American  countries  are  being  pursued.   These  marketing
  activities have also led to initial orders for Emerald CAS for Windows and Abacus call accounting systems from Lucent Technologies and Siemens in Argentina and Chile.
- - MOSCOM has received our first orders through Alcatel for the Verabill IS system in anticipation of its release to customers in July.
- - MOSCOM signed a distribution agreement with ORGA Kartensysteme of Germany for worldwide distribution of Verabill IS. Shipments under that contract are expected to begin in the third quarter.

      The Companys gross margin percentage of 66% for the first quarter of 1996 compared with a gross margin percentage of 70% for the first quarter of 1995. The lower margin percentage is due entirely to the reduced sales volume, with amortization expense associated with capitalized development costs and license fees, which are relatively fixed, accounting for 13% of first quarter 1996 sales, versus just 8% of first quarter 1995 sales.

      As shown in the following table the Companys expenditures for Engineering and Software development expenses for the quarter ended March 31, 1996 were significantly higher than those realized during the first quarter of 1995. Gross spending rose 58%, while net spending after the capitalization of project spending was up 37% over the same period a year ago.

                                          Three Months Ended
                                               March 31
                                                  1996           1995
Gross Expenditures for Engineering &
 Software Development                       $1,087,473     $  689,591
Less:  Costs capitalized                      (483,888)      (249,644)
                                            ----------     ----------

Net  Engineering & Software development
 expense                                    $  603,585     $  439,947
                                            ==========     ==========
Development  Costs Amortized  (included
 in Cost of Sales)                          $  292,761     $  304,787
                                            ==========     ==========

      The increased spending and capitalization levels reflect a concentrated effort on several major development projects now entering the final stages of development, and scheduled for early third quarter release.

      Selling, general and administrative expenses of $2,606,085 for the first quarter ended March 31, 1996 compared with an expense level of $2,336,484 for the same period last year. The increased spending was attributable to increased staffing levels in the Companys foreign operations, mainly Global Billing Services Ltd. located in England and MOSCOM GmbH, located in Germany.

      Interest income earned during the first quarter of 1996 of $88,646 increased from $35,396 for the first quarter of 1995, due to higher cash balances available for investment as well as more favorable market conditions, especially in the bond market, than those experienced in the first quarter of 1995.

      The net loss of $1,187,403, or $.17 per share for the first quarter of 1996, compared with a net profit of $303,048 or $.04 per share for the first quarter of 1995.

Liquidity and Capital Resources

      The Companys cash and investment position at March 31, 1996 was $5,085,618, versus a cash and investment position of $3,634,753 at March 31, 1995, an increase of 40%. The working capital ratio of 4.9 at March 31, 1996 compares with ratios of 4.6 and 5.9 at December 31, 1995 and March 31, 1995 respectively.

      The March 31 inventory level of $1,534,582 at the end of the first quarter has been reduced by 41% from the inventory level of $2,593,688 at March 31, 1995, and is expected to increase by another 10-20% throughout 1996.

      Capital spending for the first quarter of 1996 was $88,558 consisting primarily of computer equipment and accessories. The reported value of property and equipment has been reduced during the first quarter of 1996 due to a write-off of approximately $168,000 of fully depreciated equipment, thus having no impact on first quarter operating results.

      Current liabilities were reduced by $546,701 during the first quarter to $2,006,322 at March 31, due to reductions in both accrued payroll expenses, and deferred revenue associated with maintenance contracts and installation services.

      The Company continues to maintain an unsecured revolving line of credit arrangement with a commercial bank for a maximum of $3,000,000 at an interest rate of the lower of the banks prime rate of interest or the banks offered rate of interest. The Company must pay a loan commitment fee of 1/4% per annum of the difference between the maximum amount available under the line less loans outstanding at the end of each quarter. This credit agreement expires January 31, 1997.

      Given its strong financial, the Company believes that it will have sufficient resources from existing cash reserves and credit agreements to meet its financial needs over the next twelve months.

                       PART II - OTHER INFORMATION

Item 6:             Exhibits and Reports on From 8-K

(1) Registrants Consolidated Financial Statements for the three months ended March 31, 1996 and 1995 are set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.

(2)  Calculation of earnings per share.

     Registrant filed a form 8K/A with the Securities and Exchange Commission on March 5, 1996, the purpose of which was to change the registrants certifying accountants from Deloitte and Touche LLP to Arthur Andersen LLP effective March 29, 1996.

                                          Exhibit A:     (2)
                           MOSCOM CORPORATION
                             and Subsidiary

                   Calculations of Earnings Per Share

                                      Three Months Ended
                                          March 31,
Primary                               1996               1995
Net Income (Loss)             $ (1,187,403)       $    303,048
                              ============        ============

Weighted Common Shares
 Outstanding                     6,831,250           6,765,545

Dilutive Effect of Stock
Options After Application of
Treasury Stock Method                    -             187,766
                              ------------        ------------

Weighted Average Shares
  Outstanding                    6,831,250           6,953,311
                              ============        ============
Income (Loss) Per Common and
 Common Equivalent Share            $(.17)                $.04
                              ============        ============
Assuming Full Dilution
 Net Income (Loss)            $ (1,187,403)       $    303,048
                              ============        ============

Weighted Average Shares          6,831,250           6,953,311
 Outstanding

Additional Dilutive Effect of
Stock Options and Warrants
after Application of Treasury
Stock Method                            -                   -
                              ------------        ------------
Weighted Average Shares
 Outstanding                     6,831,250           6,953,311
                              ============        ============

Income (Loss) per Common
 Share Assuming Full
 Dilution                           $(.17)                $.04
                              ============        ============

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                          MOSCOM CORPORATION

                              REGISTRANT

Date:    May 14, 1996

_____________________________________
Albert J. Montevecchio, Chairman of the Board
President and CEO



Date:    May 14, 1996

_____________________________________
Ronald C. Lundy
Treasurer (Chief Accounting Officer)