Form 10-Q
period 1996-06-30
MOSCOM CORP
filed 1996-08-15
CIK 747605

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549

              Quarterly Report Under Section 13 or 15 (d)
                of the Securities Exchange Act of 1934

                    For Quarter Ended June 30, 1996

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

                         (716) 381-6000
(Registrants telephone number, including area code)

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

          YES  [XX]           NO   [  ]

      Indicate the number of shares outstanding of each of the issuers classes of common stock, as of June 30, 1996.

     Common stock, par value $.10                 6,869,324 shares

     This report consists of 13 pages.

                                 INDEX



                                                            Page

PART I    FINANCIAL INFORMATION

  Item 1    Financial Statements

            Consolidated Balance Sheets -                       3 -   4
            June 30, 1996 and December 31, 1995

            Consolidated Statements of Operations -             5
            Three and Six Months Ended June 30, 1996 and 1995

            Consolidated Statements of Cash Flows -             6
            Six Months Ended June 30, 1996 and 1995

            Notes To Consolidated Financial Statements          7 -   8

  Item 2    Managements Discussion and Analysis of
            Financial Condition and Results of Operations       9 -   10


PART II   OTHER INFORMATION

  Item 6    Exhibits and Reports on Form 8-K                    11 -  13

                   PART  I -  FINANCIAL INFORMATION

                          MOSCOM CORPORATION
                           And Subsidiaries

                      CONSOLIDATED BALANCE SHEETS

                                     June 30,   December 31,
ASSETS                                   1996          1995*
CURRENT ASSETS:                   (Unaudited)
Cash and Cash Equivalents
(Including Short-term
investments of   $713,756 and
$2,632,286 respectively)         $    920,477   $  2,727,340
Short-term Investments              3,205,733      2,967,809
Accounts Receivable, trade (net
of allowance for doubtful
accounts of $85,000 and
$71,000, respectively)              3,215,372      4,158,378
Inventories (Note 2)                1,443,803      1,646,941
Prepaid Expenses                      182,356        132,205
                                   ----------     ----------
     Total Current Assets           8,967,741     11,632,673


PLANT AND EQUIPMENT (Note 3):       5,377,479      5,372,451
Less Accumulated Depreciation      (4,283,192)    (4,174,126)
                                   ----------     ----------
     Plant and Equipment (Net)      1,094,287      1,198,325

OTHER ASSETS:
License Fees and Purchased
Software (Net of accumulated
amortization of $259,046 and
$357,077 respectively)                350,784        431,148
Capitalized Software
     Development Costs (Net of
     accumulated amortization of
     $1,757,462 and $2,417,094
      respectively)                 3,896,879      3,239,112
      Deposits and Other Assets     1,480,858      1,513,136
                                   ----------     ----------
Total Other Assets                  5,728,521      5,183,396
                                   ----------     ----------
TOTAL ASSETS                     $ 15,790,549   $ 18,014,394
                                   ==========     ==========

See notes to Consolidated Financial Statements.

             *  Derived from Audited Financial Statements

                          MOSCOM CORPORATION
                           And Subsidiaries

                      CONSOLIDATED BALANCE SHEETS
                                               June 30,  December 31,
                                                   1996         1995*
                                             (Unaudited)
LIABILITIES AND STOCKHOLDERS EQUITY

CURRENT LIABILITIES:
  Accounts Payable                          $   552,591   $   615,136
  Accrued Compensation and Related Taxes        929,384     1,019,234
  Other Accrued Expenses                        574,503       918,653
                                              ---------     ---------
     Total Current Liabilities                2,056,478     2,553,023

  Other Long-Term Liabilities                 1,244,284     1,126,786
                                              ---------     ---------
                                              3,300,762     3,679,809

STOCKHOLDERS EQUITY:
Common Stock, par value $.10,
  20,000,000 shares authorized; issued and
  outstanding, 6,869,324 and  6,818,654,
  respectively                                  686,933       681,865
   Additional Paid-in Capital                15,501,675    15,294,653
   Retained Earnings                         (3,625,061)   (1,650,778)
  Cumulative Translation Adjustment             (73,760)        8,845
                                             ----------    ----------
                                             12,489,787    14,334,585
                                             ----------    ----------
TOTAL LIABILITIES AND STOCKHOLDERS EQUITY   $15,790,549   $18,014,394
                                             ==========    ==========


See notes to Consolidated Financial Statements.

             *  Derived from Audited Financial Statements

                          MOSCOM CORPORATION
                           And Subsidiaries

                 CONSOLIDATED STATEMENTS OF OPERATIONS
                                     Three Months Ended            Six Months Ended
                                           June 30                     June 30
                                                       (Unaudited)
                                     1996          1995          1996          1995
SALES                         $ 3,347,859   $ 4,323,763   $ 6,152,139   $ 8,734,292
                               ----------    ----------    ----------    ----------
COSTS AND OPERATING EXPENSES:
  Cost of Sales                   904,206     1,280,367     1,858,865     2,596,813

  Engineering & Software
    Development                   564,241       435,865     1,167,826       875,812
  Selling, General and
    Administrative              2,567,993     2,380,639     5,174,078     4,717,123
                               ----------    ----------    ----------    ----------

     Total Costs and
     Operating Expenses         4,036,440     4,096,871     8,200,769     8,189,748
                               ----------    ----------    ----------    ----------
 INCOME (LOSS) FROM
   OPERATIONS                    (688,581)      226,892    (2,048,630)      544,544

INTEREST INCOME                    38,178        68,750       126,824       104,146


INCOME (LOSS) BEFORE INCOME      (650,403)      295,642    (1,921,806)      648,690
  TAXES
  INCOME TAXES                          -        49,000       (84,000)       99,000
                               ----------    ----------    ----------    ----------
NET INCOME (LOSS)             $  (650,403)  $   246,642   $(1,837,806)  $   549,690
                               ==========    ==========    ==========    ==========
NET INCOME (LOSS) PER SHARE        $(.10)          $.04         $(.27)         $.08
                                    ----            ---          ----           ---

See notes to Consolidated Financial Statements.

                          MOSCOM CORPORATION
                           And Subsidiaries
                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  Six Months Ended
                                                       June 30,
                                                  1996           1995
                                                     (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income  (Loss)                        $ (1,837,806)  $    549,690
                                             ---------      ---------
Adjustments to Reconcile Income (Loss)
to Net Cash Provided by Operating
Activities
  Depreciation and Amortization                914,064      1,019,692
  Provision for Losses on Accounts
    Receivable                                  12,000         12,000
  Provision for Inventory Obsolescence         100,002         81,750

  Changes in Assets and Liabilities
    Short Term Investments                    (237,924)       504,957
    Accounts Receivable                        931,006     (1,388,277)
    Inventories                                103,136        404,731
    Prepaid Expenses                           (50,151)        39,973
    License Fees                               (27,863)      (160,823)
    Software Development Costs              (1,186,822)      (563,991)
    Other Assets                                32,278       (100,770)
    Accounts Payable                           (62,545)         5,059
    Other Liabilities                          117,498        105,000
    Other Current Liabilities                 (516,605)       652,750
                                             ---------      ---------
  Net Adjustments                              128,074        612,051
                                             ---------      ---------
  Net Cash Provided (Used) by Operating
    Activities                              (1,709,732)     1,161,741

CASH FLOWS FROM INVESTING ACTIVITIES:

  Additions to Property and Equipment         (172,744)      (419,424)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends Paid                              (136,477)      (134,939)
  Exercise of Stock Options and
    Warrants                                   219,715        212,426
  Stock Retirements                             (7,625)        (15,584)
  Net Cash Flows from Financing
    Activities                                  75,613         61,903
                                             ---------      ---------
NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                            (1,806,863)       804,220

CASH AND CASH EQUIVALENTS, BEGINNING OF
PERIOD                                       2,727,340      2,152,377
                                             ---------      ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD  $    920,477   $  2,956,597
                                             =========     ==========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1)  GENERAL

      The accompanying unaudited consolidated financial statements include all adjustments of a normal and recurring nature which are, in the opinion of Registrants management, necessary to present fairly Registrants financial position as of June 30, 1996, the results of its operations for the three and six months ended June 30, 1996 and June 30, 1995 and cash flows for the six months ended June 30, 1996 and June 30, 1995. All significant intercompany accounts and transactions have been eliminated.

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

     The results of operations for the three and six months ended June 30, 1996 are not necessarily indicative of the results to be expected for a full years operation.

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

(2)  INVENTORIES

     The composition of inventories at June 30, 1996 and December 31, 1995 was as follows:

                                      June 30         December 31
                                         1996                1995
Purchased parts and components     $1,024,165          $1,186,513
Work in process                       295,305             324,980
Finished goods                        124,333             135,448
                                   ----------          ----------
                                   $1,443,803          $1,646,941
                                   ==========          ==========

(3)  PLANT AND EQUIPMENT

     The major classifications of plant and equipment at June 30, 1996, and December 31, 1995 are:

                                      June 30       December 31
                                         1996              1995
     Machinery and equipment       $1,513,577        $1,551,899
     Computer hardware and
       software                     2,557,876         2,497,945
     Furniture and fixtures           992,701         1,008,926
     Leasehold improvements           313,325           313,681
                                   ----------        ----------
                                   $5,377,479        $5,372,451
                                   ==========        ==========

(4) Weighted average shares outstanding for the three and six months ended June 30, 1996 do not include common stock equivalents, as their effect on earnings per share would be anti-dilutive.

Item 2 Managements Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
      Sales for the three months ended June 30, 1996 of $3,347,859 declined by 23% from sales of $4,323,763 for the three months ended June 30, 1995. Sales for the six months ended June 30, 1996 of $6,152,139 were 30% less than sales of $8,734,292 for the six months ended June 30, 1995.

     The reduced sales levels primarily reflect lower shipments of the Companys core business call accounting products to Lucent Technologies and Siemens. While second quarter 1996 sales levels from both Lucent and Siemens increased from the levels realized during the first quarter of 1996, both remain below their historic levels. Second quarter 1996 sales of call accounting products to other domestic distributors and to new customers, particularly in South America grew substantially over levels realized during the first quarter of 1996, and are anticipated to continue to grow through the second half of 1996.

      The Company made its first shipment of Verabill IS, its billing and operations support system for telephone and wireless companies late in the second quarter to the Albanian Mobile Communication Company in Tirana, Albania through Alcatel SEL of Germany. The Company expects to install several additional Verabill systems over the balance of the year.

      Gross margins of 73% and 70% for the three and six months ended June 30, 1996 compared with a gross margin percentage of 70% for both the three and six month periods ended June 30, 1995, with slightly lower direct product costs being offset by higher software amoritization costs, as a percentage of total sales.

      As illustrated in the table below the Company experienced substantial increases in expenditures for engineering and development costs for both the three and six months ended June 30, 1996 as compared with the respective periods of 1995. Gross spending for the six months ended June 30, 1996 increased by 64% over 1995 levels while net spending after the effect of capitalization of certain development costs increased by 33% for the six months ended June 30, 1996 over the six months ended June 30, 1995. The Company expects that expenditures for engineering and development costs during the second half of 1996 will continue to significantly exceed the expense levels realized during 1995.

                                Three Months Ended          Six Months Ended
                                       June 30                  June 30
                                   1996       1995         1996         1995
Gross Expenditures for
Engineering & Software
Development                 $ 1,267,175  $ 750,212  $ 2,354,648  $ 1,439,803

Less:  Costs Capitalized       (702,934)  (314,347)  (1,186,822)    (563,991)
                            -----------  ---------  ------------ -----------
Net Engineering & Software
Development Expense         $   564,241  $ 435,865  $ 1,167,826  $   875,812
                            ===========  =========  ===========  ===========

      Selling, general and administrative expenses of $2,567,993 for the three months ended June 30, 1996 rose 8% from the expense level for the first three months of 1995 of $2,380,639. For the six months ended June 30, 1996 selling, general and administrative costs of $5,174,078 were 10% higher than the expenses of $4,717,123 for the first six months of 1995. The increased spending levels represent higher than anticipated selling and administrative expenses incurred by the Companys foreign subsidiaries MOSCOM GmbH, MOSCOM Ltd. and Global Billing Services, LTD. Current expense levels for selling, general and administrative costs are expected to run at similar rates throughout the end of 1996.

     Interest income earned on the investment of excess funds amounted to $126,824 for the first six months of 1996 from $104,146 for the first six months of 1995, mainly due to higher average balances available for investment during the first half of 1996.

     The Company realized a net loss of $650,403 or $.10 per share for the quarter ended June 30, 1996, compared to a net profit of $246,642 or .04 per share for the second quarter of 1996. For the six months ended June 30, 1996 the Company incurred a net loss of $1,837,806 or $.27 per share, contrasted with a net profit of $549,690 or $.08 per share for the six months ended June 30, 1995.

Liquidity and Capital Resources

      The Companys cash and investment position at June 30, 1996 was $4,126,210. This compared with total cash and investment balance of $5,695,149 at December 31, 1995 and $4,412,609 at June 30, 1995.
Working  capital ratios for those same periods were 4.3, 4.6  and  5.0 respectively.

      Inventories continued to be reduced during the second quarter of 1996 with the June 30, 1996 balance of $1,443,803 comparing with $1,646,941 at December 31, 1995 and $2,337,747 at June 30, 1995.

     Current liabilities declined from $2,553,023 at December 31, 1995 to $2,056,478 at June 30, 1996, mainly as a result of a decrease in deferred revenues associated with training and installation services.

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

      Given its strong financial condition, the Company believes that it will have sufficient resources from existing cash reserves and credit agreements to meet its financial needs over the next twelve months.

                       PART II - OTHER INFORMATION

Item 6:             Exhibits and Reports on Form 8-K

(1) Registrants Consolidated Financial Statements for the three and six months ended June 30, 1996 and 1995 are set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.

(2)  Calculation of earnings per share.

(3)  Reports on Form 8-K

     (a) Registrant filed a form 8K/A with the Securities and Exchange Commission on March 5, 1996, the purpose of which was to change the registrants certifying accountants from Deloitte and Touche LLP to Arthur Andersen LLP effective March 29, 1996.

     (b) Registrant filed a form 8-K with the Securities and Exchange Commission on June 28, 1996 announcing that its Votan Corporation subsidiary filed a Registration Statement on Form S-1 relating to the initial public offering of 2,750,000 shares of common stock.

                                          Exhibit A:     (2)
                           MOSCOM CORPORATION
                             and Subsidiary

                   Calculations of Earnings Per Share
                              Three Months Ended        Six Months Ended
                                    June 30                  June 30
                                   1996          1995          1996          1995
Primary
Net Income (Loss)           $  (650,403)  $   246,642   $(1,837,806)  $   549,690
                            -----------   -----------    ----------   -----------

Weighted Common Shares        6,861,335     6,786,405     6,846,293     6,775,975
Outstanding

Dilutive Effect of Stock
Options After Application
of Treasury Stock Method              -       175,819             -       181,793
                              ---------     ---------     ---------     ---------
Weighted Average Shares
Outstanding                   6,861,335     6,962,224     6,846,293     6,957,768
                              =========     =========     =========     =========
Income (Loss) Per Common
and Common Equivalent Share       $(.10)         $.04         $(.27)         $.08
                                  =====          ====         =====          ====
Assuming Full Dilution
Net Income (Loss)           $  (650,403)  $   246,642   $(1,837,806)  $   549,690
                            ===========   ===========   ===========     =========

Weighted Average Shares
Outstanding                   6,861,335     6,962,224     6,846,293     6,957,768

Additional Dilutive Effect
of Stock Options and
Warrants after Application
of Treasury Stock Method              -             -             -             -
                              ---------     ---------     ---------     ---------
Weighted Average Shares
Outstanding                   6,861,335     6,962,224     6,846,293     6,957,768
                              =========     =========     =========     =========
Income (Loss) per Common
Share Assuming Full Dilution      $(.10)         $.04         $(.27)         $.08
                                  =====          ====         =====          ====


                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                          MOSCOM CORPORATION

                              REGISTRANT

Date:          _________________________

_____________________________________
Albert J. Montevecchio, Chairman of the Board
President and CEO



Date:          _________________________

_____________________________________
Ronald C. Lundy
Treasurer (Chief Accounting Officer)