Form 10-Q
period 1996-09-30
MOSCOM CORP
filed 1996-11-15
CIK 747605

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549

              Quarterly Report Under Section 13 or 15 (d)
                of the Securities Exchange Act of 1934

                 For Quarter Ended September 30, 1996

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

          YES [ XX ]          NO [   ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 1996.

     Common stock, par value $.10                 6,881,680 shares

     This report consists of 13 pages.

                                 INDEX



                                                                     Page

PART I    FINANCIAL INFORMATION

  Item 1    Financial Statements

            Consolidated Balance Sheets -                            3 -  4
            September 30, 1996 and December 31, 1995

            Consolidated Statements of Operations -                  5
            Three and Nine Months Ended September 30, 1996 and 1995

            Consolidated Statements of Cash Flows -                  6
            Nine Months Ended September 30, 1996 and 1995

            Notes To Consolidated Financial Statements               7 -  8

  Item 2    Management's Discussion and Analysis of                  9 - 11
            Financial Condition and Results of Operations


PART II   OTHER INFORMATION

  Item 6    Exhibits and Reports on Form 8-K                        12 - 14

                   PART  I -  FINANCIAL INFORMATION

                          MOSCOM CORPORATION
                           And Subsidiaries

                      CONSOLIDATED BALANCE SHEETS

                                    September 30,        December 31,
ASSETS                                       1996               1995*
CURRENT ASSETS:                       (Unaudited)
Cash and Cash Equivalents
  (Including Short-term investments
  of $765,398 and $2,632,286
  respectively)                       $   692,620         $ 2,727,340
Short-term Investments                  1,918,777           2,967,809
Accounts Receivable, trade
  (net of allowance for doubtful
  accounts of $86,000 and $71,000
  respectively)                         3,898,173           4,158,378
Inventories (Note 2)                    1,743,483           1,646,941
Prepaid Expenses                          135,269             132,205
                                      -----------         -----------
     Total Current Assets               8,388,322          11,632,673

PLANT AND EQUIPMENT (Note 3):           5,550,470           5,372,451
Less Accumulated Depreciation          (4,400,553)         (4,174,126)
                                      -----------         -----------
  Plant and Equipment (Net)             1,149,917           1,198,325


OTHER ASSETS:
License Fees and Purchased Software
  (Net of accumulated
  amortization of $211,485 and
  $357,077 respectively)                   90,575             431,148
Capitalized Software
  Development Costs (Net of
  accumulated amortization of
  $1,224,315 and $2,417,094
  respectively)                         3,123,522           3,239,112
Deposits and Other Assets               1,481,918           1,513,136
                                      -----------         -----------
Total Other Assets                      4,696,015           5,183,396
                                      -----------         -----------
TOTAL ASSETS                          $14,234,254         $18,014,394
                                      ===========         ===========

See notes to Consolidated Financial Statements.

             *  Derived from Audited Financial Statements

                          MOSCOM CORPORATION
                           And Subsidiaries

                      CONSOLIDATED BALANCE SHEETS
                                          September 30,    December 31,
                                                   1996           1995*
                                            (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts Payable                          $ 1,228,782     $   615,136
  Accrued Compensation and Related Taxes      1,231,322       1,019,234
  Other Accrued Expenses                      1,035,758         918,653
                                            -----------     -----------
     Total Current Liabilities                3,495,862       2,553,023

  Other Long-Term Liabilities                 1,303,033       1,126,786
                                            -----------     -----------
                                              4,798,895       3,679,809

STOCKHOLDERS' EQUITY:
Common Stock, par value $.10,
  20,000,000 shares authorized;
  issued and outstanding,
  6,881,680 and  6,818,654, respectively        688,168         681,865
Additional Paid-in Capital                   15,556,495      15,294,653
Retained Earnings                            (6,742,122)     (1,650,778)
Cumulative Translation Adjustment               (67,182)          8,845
                                            -----------     -----------
                                              9,435,359      14,334,585
                                            -----------     -----------
TOTAL LIABILITIES AND STOCKHOLDERS EQUITY   $14,234,254     $18,014,394
                                            ===========     ===========


See notes to Consolidated Financial Statements.

             *  Derived from Audited Financial Statements

                          MOSCOM CORPORATION
                           And Subsidiaries

                 CONSOLIDATED STATEMENTS OF OPERATIONS
                                        Three Months Ended            Nine Months Ended
                                           September 30,                 September 30,
                                            (Unaudited)
                                        1996            1995           1996           1995
SALES                            $  4,055,118   $  3,834,017   $ 10,207,257   $ 12,568,309
                                 ------------   ------------   ------------   ------------
COSTS AND OPERATING EXPENSES:
  Cost of Sales                     1,313,685        938,655      3,172,550      3,535,468
  Engineering & Software            1,251,126        409,835      2,418,952      1,285,647
Development
  Selling, General and              3,099,727      2,586,083      8,273,805      7,303,206
Administrative                   ------------   ------------   ------------   ------------


  Total Costs and Operating         5,664,538      3,934,573     13,865,307     12,124,321
   Expenses                      ------------   ------------   ------------   ------------

 INCOME (LOSS) FROM OPERATIONS     (1,609,420)      (100,556)    (3,658,050)       443,988

INTEREST INCOME                        52,766         82,548        179,590        186,694

OTHER EXPENSES  (Note 5)            1,560,407              -      1,560,407              -
                                 ------------   ------------   ------------   ------------
INCOME (LOSS) BEFORE INCOME
TAXES                              (3,117,061)       (18,008)    (5,038,867)       630,682
INCOME TAXES                                -              -        (84,000)        99,000
                                 ------------   ------------   ------------   ------------
NET INCOME (LOSS)                $ (3,117,061)  $    (18,008)  $ (4,954,867)  $    531,682
                                 ============   ============   ============   ============
NET INCOME (LOSS) PER SHARE      $       (.45)  $        .00   $       (.72)  $        .08
                                 ============   ============   ============   ============

See notes to Consolidated Financial Statements.

                          MOSCOM CORPORATION
                           And Subsidiaries
                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  Nine Months Ended
                                                    September 30,
                                                 1996           1995
                                                     (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income  (Loss)                        $(4,954,867)   $   531,682
                                          -----------    -----------
Adjustments to Reconcile Income  (Loss)
to   Net  Cash  Provided  by  Operating
Activities
  Depreciation and Amortization             2,254,841      1,514,037
  Provision  for  Losses  on  Accounts
  Receivable                                   18,000         18,000
  Provision for Inventory Obsolescence        225,003        133,500

  Changes in Assets and Liabilities
    Short Term Investments                  1,049,032       (102,513)
    Accounts Receivable                       242,205       (339,774)
    Inventories                              (321,545)       356,317
    Prepaid Expenses                           (3,064)        39,362
    License Fees                              (32,809)      (239,605)
    Software Development Costs             (1,371,724)      (961,408)
    Other Assets                               31,218       (106,483)
    Accounts Payable                          613,646       (115,952)
    Other Liabilities                         176,247        157,500
    Other Current Liabilities                 253,164        798,158
                                          -----------    -----------
  Net Adjustments                           3,134,214      1,151,139
                                          -----------    -----------
  Net Cash Provided (Used) by Operating
  Activities                               (1,820,653)     1,682,821
                                          -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Additions to Property and Equipment        (345,735)      (558,039)
                                          -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends Paid                               (136,477)      (270,877)
Exercise of Stock Options and Warrants        275,771        375,122
Stock Retirements                              (7,626)       (57,920)
                                          -----------    -----------
Net Cash Flows from Financing Activities      131,668         46,325
                                          -----------    -----------
NET  INCREASE (DECREASE)  IN  CASH  AND
CASH EQUIVALENTS                           (2,034,720)     1,171,107

CASH AND CASH EQUIVALENTS, BEGINNING OF
PERIOD                                      2,727,340      2,152,377
                                          -----------    -----------
CASH  AND  CASH  EQUIVALENTS,  END   OF
PERIOD                                    $   692,620    $ 3,323,484
                                          ===========    ===========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1)  GENERAL

      The accompanying unaudited consolidated financial statements include all adjustments of a normal and recurring nature which are, in the opinion of Registrant's management, necessary to present fairly Registrant's financial position as of September 30, 1996, the results of its operations for the three and nine months ended September 30, 1996 and 1995 and cash flows for the nine months ended September 30, 1996 and 1995. All significant intercompany accounts and transactions have been eliminated.

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

      The results of operations for the three and nine months ended September 30, 1996 are not necessarily indicative of the results to be expected for a full year's operation.

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

(2)  INVENTORIES

     The composition of inventories at September 30, 1996 and December 31, 1995 was as follows:

                                September 30,        December 31,
                                         1996                1995

Purchased parts and components     $  612,584          $1,186,513
Work in process                       333,959             324,980
Finished goods                        796,940             135,448
                                   ----------          ----------
                                   $1,743,483          $1,646,941
                                   ==========          ==========

(3)  PLANT AND EQUIPMENT

     The major classifications of plant and equipment at September 30, 1996, and December 31, 1995 are:

                                    September 30,      December 31,
                                             1996              1995

     Machinery and equipment           $1,526,413        $1,551,899
     Computer hardware and software     2,678,085         2,497,945
     Furniture and fixtures             1,025,914         1,008,926
     Leasehold improvements               320,058           313,681
                                       ----------        ----------
                                       $5,550,470        $5,372,451
                                       ==========        ==========

(4) CALCULATION OF WEIGHTED AVERAGE SHARES

    Weighted average shares outstanding for the three and nine months ended September 30, 1996 and the three months ended September 30, 1995 do not include common stock equivalents, as their effect on earnings per share would be anti-dilutive.

(5) OTHER EXPENSES

    The Company recorded Other Expenses for the three months ended September 30, 1996 in the amount of $1,560,407, consisting of one time charges for the following:

      (a) Expenses of $724,825 related to the withdrawn initial public offering of Votan stock.

      (b) A charge of $835,582 for the write-off of certain licensed and capitalized software. The charges relate primarily to older software products that have been replaced by newer
          products.   By taking this charge, the Companys capitalized
          software as it appears on the balance sheet will be more closely related to projected revenues.

Item 2 Managements Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
      Sales for the third quarter ended September 30, 1996 of $4,055,118 were 6% higher than the sales of $3,834,017 for the third quarter of 1995, and 21% higher than the sales of $3,347,859 generated during the second quarter of 1996 and represented the highest level of sales for any third quarter in the Companys history, traditionally the weakest quarter of the year.

      The increased sales result from strong gains in the call accounting market, particularly with Lucent Technologies, and a significant increase in shipment of the Companys INFO/MDR products, to both the domestic and international market.

      While not yet contributing significantly to revenues, market reaction to the Companys Verabill IS product released late in the second quarter has been extremely encouraging. MOSCOM has been approached by three leading switch vendors regarding cooperative marketing agreements for Verabill, which are currently being actively pursued. These potential partnerships would augment our existing relationships on Verabill, with Alcatel SEL, Lucent Technologies, and ORGA Kartensysteme, GmbH.

      The gross margin percentage for the three months ended September 30, 1996 of 68% was significantly lower than the 76% gross margin for the three months ended September 30, 1995, which represented the highest quarterly margin realized in the Companys history. The drop in margin was due to the combination of a less favorable product mix, as well as higher amortization costs related to capitalized software. The gross margin for the nine months ended September 30, 1996 of 69% compared with a gross margin percentage of 72% for the nine months ended September 30, 1995. This decrease was entirely due to amortization costs increasing to 12% of sales during the 1996 versus 9% of sales for the first nine months of 1995, largely due to the lower sales volume.

     As expected and highlighted in earlier reports, 1996 expenditures for engineering and development costs on both a gross and net of capitalization basis continued to far exceed the expense levels realized for the same three and nine month periods of 1995, as illustrated by the following table:

                                 Three Months Ended        Nine Months Ended
                                    September 30              September 30
                                  1996         1995         1996         1995
Gross Expenditures for
 Engineering & Software
 Development                $1,436,028   $  807,252   $3,790,676   $2,247,055

Less:  Costs Capitalized      (184,902)    (397,417)  (1,371,724)    (961,408)
                            ----------   ----------   ----------   ----------
Net Engineering & Software
Development Expense         $1,251,126   $  409,835   $2,418,952   $1,285,647
                            ==========   ==========   ==========   ==========

      The single largest component of the increased engineering and development costs relate to Verabill IS, the Companys new billing and operations support system for telephone and wireless companies. During the first six months of 1996 the Company invested heavily in the products final development phase leading to product release and initial shipment of the base product in June of this year. During the third quarter of 1996 additional effort has been invested in the completion of additional Verabill models and enhancements.

     The Company expects that the gross expense levels for engineering and development will begin to decline beginning in the fourth quarter of 1996.

      Selling, general and administrative expenses of $3,099,727 for the three months ended September 30, 1996 were 20% higher than the $2,586,083 of selling, general and administrative expenses incurred during the three months ended September 30, 1995. Selling, general and administrative costs of $8,273,805 for the nine months ended September 30, 1996 compared with similar expenses of $7,303,206 for the same nine month period of 1995, an increase of 13%. While the Company has experienced increased sales and administrative costs at its foreign subsidiaries, MOSCOM Ltd, Global Billing Services, and MOSCOM GmbH, during the first nine months of 1996 versus the first nine months of 1995, the increase for the three months ended September 30, 1996 was attributable to the expenses associated with the planned expansion of the Votan division from a research and development facility to an independent entity, with sales and marketing capability , including non recurring charges for the recruitment of the Votan management team.

      The Company recorded a one time expense of $1,560,407 during the quarter ended September 30, 1996 consisting of the following items:

1. Costs associated with the withdrawn Votan initial public offering of $724,845, consisting primarily of legal and accounting fees, printing costs, and financial advisor fees.

2. A writedown of capitalized software and certain purchased software of $835,562. The charges relate primarily to older software
  products  that have been or will be replaced by newer products.   By
  taking  this  charge the Companys  balance sheet will  more  closely
  correlate   with  projected  future  revenues,  and  reduce   future
  amortization expenses.

      After the effect of the other expenses referred to above, the Company recognized a net loss of $3,117,061 or $0.45 per share for the quarter ended September 30, 1996. For the nine months ended September 30, 1996 the Company has realized a net loss of $4,954,867 or $0.72 per share. For the respective three and nine month periods of 1995 the Company had a net loss of $18,008 ($.00 per share) and a net profit of $531,682 ($.08 per share).

Liquidity and Capital Resources

      As of September 30, 1996 the Company had total cash and investment resources of $2,611,397, which compared with cash and an investment balance of $5,695,149 at December 31, 1995.

      Working capital ratios at September 30, 1996, December 31, 1995 and September 30, 1995 were 2.4, 4.6 and 4.8 respectively.

      The charge taken to purchased software and capitalized software reduced those balances from $350,784 and $3,896,879 at June 30, 1996 to $90,575 and $3,123,522 respectively at September 30, 1996.

     Current liabilities increased from $2,056,478 at June 30, 1996 to $3,495,862 at September 30, 1996 largely due to the costs incurred in connection with the withdrawn Votan initial public offering. Current liabilities at December 31, 1995 were $2,553,023.

      Through September 30, 1996 the Company had maintained an unsecured revolving line of credit arrangement with a commercial bank for a maximum of $3,000,000. As a result of the loss incurred for the three months ended September 30, 1996 a financial covenant in the Companys line of credit agreement was violated. Subsequently, effective November 14, 1996 the agreement was terminated.

      Given the Companys strong working capital position at September 30, 1996, the Company believes that it will have sufficient resources from existing cash reserves and other current assets to meet its financial needs over the next twelve months.

                       PART II - OTHER INFORMATION

Item 6:             Exhibits and Reports on Form 8-K

(1) Registrants Consolidated Financial Statements for the three and nine months ended September 30, 1996 and 1995 are set forth in Part I,
Item 1 of this Quarterly Report on Form 10-Q.

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
                           MOSCOM CORPORATION
                             and Subsidiary

                   Calculations of Earnings Per Share
                                   Three Months Ended          Nine Months Ended
                                      September 30                September 30
                                     1996          1995          1996          1995
Primary
Net Income (Loss)             $(3,117,061)  $   (18,008)  $(4,954,867)  $   531,682
                              ===========   ===========   ===========   ===========
Weighted Common Shares
Outstanding                     6,873,584     6,809,706     6,855,383     6,787,219

Dilutive Effect of Stock
Options After Application
of Treasury Stock Method                -             -             -       121,195
                              -----------   -----------   -----------   -----------
Weighted Average Shares
Outstanding                     6,873,584     6,809,706     6,855,383     6,908,414
                              ===========   ===========   ===========   ===========
Income (Loss) Per Common
and Common Equivalent Share   $      (.45)  $       .00   $      (.72)  $       .08
                              -----------   -----------   -----------   -----------
Assuming Full Dilution
Net Income (Loss)             $(3,117,061)  $   (18,008)  $(4,954,867)  $   531,682
                              ===========   ===========   ===========   ===========
Weighted Average Shares
Outstanding                     6,873,584     6,809,706     6,855,383     6,908,414

Additional Dilutive Effect
of Stock Options and
Warrants after Application
of Treasury Stock Method                -             -             -             -
                              -----------   -----------   -----------   -----------
Weighted Average Shares
Outstanding                     6,873,584     6,809,706     6,855,383     6,908,414
                              ===========   ===========   ===========   ===========
Income (Loss) per Common
Share Assuming Full Dilution  $      (.45)  $       .00   $      (.72)  $       .08
                              ===========   ===========   ===========   ===========

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                          MOSCOM CORPORATION

                              REGISTRANT

Date:          November 14, 1996_____________

/Signature/_________________________________
Albert J. Montevecchio, Chairman of the Board
President and CEO



Date:          November 14, 1996_____________

/Signature/_________________________________
Ronald C. Lundy
Treasurer (Chief Accounting Officer)