Form 10-K
period 1996-12-31
MOSCOM CORP
filed 1997-03-25
CIK 747605

FORM 10-K

                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549

           Annual Report Pursuant to Section 13 or 15 (d) of
                  the Securities Exchange Act of 1934
              For the Fiscal Year Ended December 31, 1996

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

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any Amendment to this Form 10-K.
                                         -------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

			YES 	[ x ]   	NO  [   ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of January 31, 1997 was $42,960,104.

The number of shares of Common Stock, $.10 par value, outstanding on January 31, 1997 was 6,936,060.

                   DOCUMENTS INCORPORATED BY REFERENCE

PART I         -          None


PART II        -          None



PART III       Item 10      Pages 3, 4, and 6 of the Companys
                            Proxy Statement for the Annual
                            Meeting of Shareholders to be held
                            May 22, 1997.
                            under Election of Directors and
                            Compliance With Section 16 (a).

               Item 11 Pages 5, 6, and 7 of the Companys Proxy Statement for the Annual Meeting of Shareholders to be held May 22, 1997.
                            under Executive Compensation.

               Item 12 The table contained on page 2 and the information under Election of Directors on pages 3 through 6 of the Companys Proxy Statement for the Annual Meeting of Shareholders to be held May 22, 1997.

PART I

Item 1		Business

MOSCOM was incorporated in New York in January 1983 and reincorporated in Delaware in 1984. MOSCOM has four wholly-owned subsidiaries, MOSCOM Limited and Global Billing Services, Ltd., formed under the Laws of England, MOSCOM GmbH, formed under the Laws of Germany, and Votan Corporation formed as a subsidiary in June 1996 from assets operated as a division of MOSCOM since 1991.

MOSCOM Corporation produces telecommunications management systems, telephone company billing systems, and voice verification and recognition products for users and providers of telecommunications services in the global market.

MOSCOMs historical core business has been telemanagement products.
MOSCOM telemanagement line includes call accounting systems, telephone fraud detection systems, and telecommunications asset management systems. MOSCOM is one of the worlds leading producers of customer premises based call accounting systems which help control telecommunication expenses. Since its founding in 1983, MOSCOM has sold over 75,000 of these and related products in over 60 countries. MOSCOMs call accounting systems are sold under the brand names of telephone system manufacturers including Lucent Technologies, Siemens and Philips. They are also sold under the MOSCOM name through leading resellers of telephone systems, including Ameritech, Nortel Communications, and Sprint-United.

For the central offices of telephone operating companies, MOSCOM offers products for management of telecommunications data collected at the carriers operations center. The patented INFO/MDR system enables telephone companies to capture comprehensive message detail records (MDR) carried by the telephone network. The MDR can then be organized into detailed reports that can be used to enhance special services such as Centrex and virtual private networks.

MOSCOMS Verabill IS software is a comprehensive rating, billing and customer service system for small to mid-sized telephone and cellular companies. Global Billing Services, Ltd., a subsidiary of MOSCOM, operates a billing and support service bureau in the United Kingdom for providers of telephone, cellular, and internet access in Europe.

In the voice processing market, MOSCOM produces voice recognition, speaker verification, voice mail systems and voice processing applications. MOSCOMs Votan subsidiary is engaged in the development of advanced voice recognition technology. This technology enables the use of voice commands (spoken in person or by telephone) to enter or retrieve data and to control equipment. Votan has also developed voice verification technology which is used to verify the identity of the speaker. Both technologies have been applied by MOSCOM in the development of proprietary voice activated products and are also licensed to value added resellers.

     MOSCOMs products are designed for the global market. During the past year, 30% of MOSCOMs revenues were derived outside the United States.

     MOSCOMs headquarters and manufacturing facility is located in Pittsford, New York. A software development center is maintained near Syracuse, New York. European marketing and support are provided through subsidiaries in England and Germany. Global Billing Services, Ltd. is based in England. The Votan Corporation subsidiary is based in Pleasanton, CA.

                 Telemanagement at the Business Location

     MOSCOM is among the worlds leading producer of telemanagement products which are used by organizations to optimize the usage of their telecommunications services and equipment, and to control telephone expenses. Telemanagement products include call accounting systems, telephone fraud detection products and facilities management systems.

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

     The primary appeal of call accounting systems is that they save money. Telephone bills, which typically represent the third largest business expense after payroll and facilities, can be reduced by 10% - 30% through heightened awareness and management. As a result, the cost of a call accounting system can generally be recovered in less than one year through direct expense reduction.

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

     MOSCOMs premier call accounting product is the Emerald CAS for Windows software. Emerald CAS for Windows comes in affordable model sizes ranging from 25 to 20,000 telephone extensions. A significant feature of Emerald CAS for Windows not found in predecessor products is the ability to collect and process data from up to 100 different remote telephone switches (PBXs) from one central location. MOSCOMs economical Pollable Storage Unit (PSU) collects data from the remote PBXs and stores it until polled by a central
Emerald CAS for Windows system.   Private label versions of Emerald CAS for
Windows are sold by Lucent Technologies , Siemens and Philips. Emerald CAS for Windows is designed to be an international product. It supports worldwide call rating, all world currencies, date schemes and privacy practices. Most importantly, Emerald CAS for Windows is available in English, German, Spanish, Italian, Russian and Czech.

     MOSCOM also produces call accounting software products based on the UNIX operating system. These products are marketed very successfully by Lucent Technologies as an integrated solution with Lucent Technologies telephone systems and applications.

     As a complement to a pure software solution MOSCOM also offers a proprietary platform for call management. The Abacus call management system is an economical, self-contained unit about the size of a laptop computer which includes a full keyboard and large LCD screen. It offers full call accounting functionality for small to mid-sized customers with up to 400 extensions. Abacus is designed to appeal to dealers due to its easy plug and play installation, and to users for its simple one key command interface and intuitive screen instructions. Abacus is also pollable by Emerald CAS for Windows to enable use by multi-site organizations. Private label versions of Abacus are supplied to Siemens in Germany and to Lucent Technologies in the United States.

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

    The market for telemanagement products is a highly fragmented one supplied primarily by small firms selling directly to end users. What sets MOSCOM apart and enables MOSCOM to maintain a leading worldwide market share is our distribution relationships with some of the largest sales and support organizations in the industry. The strength, breadth and quality of MOSCOMs distribution network is unsurpassed, including Lugent Technologies, Ameritech, Nortel Communications, and Sprint-United in the United States, and Siemens, Philips, and Lucent Technologies in international markets.

Central Office Telemanagement

     MOSCOMs INFO/MDR products capture, at the central office, vital information in the form of Message Detail Records on every call handled by that particular central office switch. These raw detail records are then processed into meaningful formats and distributed to a central telephone company billing processor or to business subscribers.

     INFO/MDR consists of these separate components that operate synergistically:

	1. The INFO Monitor connects directly to the central office switch via the message detail port to capture and store the call records. At the INFO Monitor site this information can serve as a management and fault finding tool.

	2. INFO Collector aggregates at a single location call records from different INFO Monitors or from the telephone companys generating element.
A single INFO collector can serve as many as 500 central offices. The aggregated information is then available to the phone companys billing system or transferred to a customers INFO Manager.

	3. INFO Manager is a customer premises system based on MOSCOMs Emerald CAS for Windows call accounting system. It allows the customer to download call records from an INFO Collector or INFO Monitor in real time or at scheduled times. The customers reports can be summary or detailed, statistical or graphical and will include a precise calculation of the cost of each call.

     Telephone companies use INFO/MDR to enhance the appeal of Centrex and Virtual Private Network service. Centrex allows a customer to utilize the telephone companys central office switch to route calls to individual extensions. INFO/MDR gives telephone companies the ability to provide complete, timely and accurate call detail information to customers, economically and efficiently. Telephone companies are also using INFO/MDR to provide message accounting for virtual private networks, another rapidly growing segment of the telecommunications market. Virtual private networks utilize customized software design to provide private network functionality over the common carrier public network.

     Telephone companies with multiple INFO/MDR systems installed include Alltel, Century Telephone, Citizens Utilities, Mercury Communications (in the UK), Sprint, and Teleport Communications Group.

Billing Products and Services

     Deregulation and competition are the most significant forces affecting the telecommunications industry worldwide. One affect is to significantly expand demand for products designed for new entrants to the industry. Another is to drastically change the requirements of established service providers suddenly facing a dramatically new environment.

     MOSCOMs Verabill family of software products is designed for this new telecommunications world.

     Verabill models 1 and 2 provide rating and billing for telephone, cellular and PCS companies and telephone service resellers. These models are targeted toward start-up companies with up to 30,000 subscribers.

     In 1996 MOSCOM introduced Verabill IS, a much more comprehensive billing and operations support system for telecommunications service providers with up to 400,000 subscribers. Verabill IS is an operations support system for managing billing, receivables, service and work orders, and equipment. These functions are fully integrated with a common database but modular in design to enable customers to select the functionality required. Verabills client server architecture allows users to easily add subscriber capacity as demanded. This is a particularly attractive feature for emerging service providers with rapid expansion plans. Since Verabill is based on Windows 95 operator training is relatively easy. Computer hardware costs are also minimal.

     Verabill IS is capable of rating and billing telecommunications services worldwide. Billing formats and schemes can be adjusted quickly by the users to accommodate new marketing plans or to meet competive offerings.

     The market for Verabill IS is worldwide -- wherever new service providers are entering the market or existing providers find their billing and customers care systems inadequate to meet changing market conditions. To reach this expansive market MOSCOM is forming distribution and marketing relationships with the leading global providers of switches and support systems sold to land line and wireless telecommunications companies.

     Global Billing Services, Ltd. (GBS) is a wholly-owned subsidiary of MOSCOM in the United Kingdom that offers telephone, cable, and internet service providers an outsourcing alternative for billing services. The services offered by GBS range from simple rating of transaction messages to complete customer care and customized billing. GBS will appeal to companies that prefer not to make an investment in licensing software, purchasing hardware and hiring and training operations and support staffs. GBS allows service providers to change pricing schemes rapidly and to grow quickly without concern that their investment in support infrastructure will become obsolete.

     GBS markets its services by means of a direct sales force as well as through a strategic partnership with Nortel, the largest supplier of central office switches in the United Kingdom.

Voice Recognition

     MOSCOMs subsidiary Votan Corporation is a leading developer of speech recognition and voice verification technology. Speech recognition technology enables a device to understand a spoken sound as a word or phrase. Voice verification technology further enables the device to verify the identity of the speaker of that spoken word or phrase.

     Both technologies utilize patented Votan algorithms to create unique voice prints of the spoken phrase. These are compared to previously recorded and stored samples or templates. A suitable match to the template enables understanding of the phrase or verification of the speaker. Votans proprietary algorithms, are particularly effective in noisy environments, whether that noise is the electronic static of a telephone line or the variable clamor of an airport lobby.

     The primary hardware platform for the Votan voice recognition technology is the Model 2400 series 4-port voice processing board introduced by MOSCOM in 1994. The Model 2400, available in both telephone or microphone input models, operates under Microsoft Windows in standard personal computers. MOSCOM has used the Model 2400 board as the platform for two proprietary voice applications: MVM for Windows and Televoice.

     MVM for Windows is MOSCOMs voice mail system that is controlled by voice commands as well as phone key pad tones. MVMs combination of voice processing and voice recognition technology gives MOSCOM two significant advantages over traditional voice mail products: (i) it can be entirely voice controlled and therefore operate without touch tones, and (ii) it includes voice verification technology to provide superior mail box security to ensure privacy and to prevent fraud. MOSCOMs target markets for MVM for Windows are those countries without significant touch tone usage and proportionately low acceptance of traditional tone controlled voice mail products. In North America, MVM for Windows will appeal to international companies whose overseas employees and customers may lack local touch tone capability. MVM for Windows is available in English, Spanish, German and Portuguese. For distribution of MVM for Windows MOSCOM will target leading sellers of PBX systems starting with MOSCOMs existing extensive network of call accounting distributors.

     The TeleVoice system is MOSCOMs platform for developing interactive telephone information applications that respond to both phone generated tones and voice commands. It is a highly flexible system which is easily adapted to different vertical market industries. Callers to a TeleVoice application can use spoken words to select recorded product or service announcements from a menu, transfer to an operator or leave a message. Siemens markets a customized version of TeleVoice in Germany and Austria under the name Infovoice. Customized Infovoice systems have been developed for Siemens customers in a wide variety of vertical markets including travel agencies, real estate firms, auto dealers, and government transport agencies.

     Votans focus is on marketing its voice verification technologies and products directly to banks and other financial institutions for use in a variety of applications, including bank teller verification, home banking, wire transfers, credit cards, smart cards and automatic teller machines
(ATMs). Votans voice verification technologies and products are designed to enhance the security of financial transactions and improve productivity by reducing the amount of time required to process a transaction.

Marketing and Sales

     MOSCOMs marketing and sales personnel are located at its headquarters in Pittsford, New York, Pleasanton, California and ten other locations throught the United States.

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

     MOSCOMs marketing strategy is focused upon telephone switch manufacturers and sellers and providers of telephone services. A partial listing of companies using or selling MOSCOM products follows:

	PHONE SYSTEM MANUFACTURERS
	Alcatel SEL (Germany)
	Lucent Technologies, Inc.
	Nortel (US and UK)
	Philips (Germany)
	Siemens (Germany)

	TELEPHONE SERVICE PROVIDERS
	Ameritech (USA)
	Mercury Communications (UK)
	Sprint (USA)
	Teleport Communications (USA)

     Sales to AT&T and Siemens AG accounted for 50% and 15% respectively of MOSCOMs 1996 revenue.

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

Backlog

     At December 31, 1996 MOSCOM had a backlog of $2,616,812. Backlog as of December 31, 1995 was $2,589,320. Backlog is not deemed to be a material indicator of 1997 revenues.

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

Employees

     As of December 31, 1996, MOSCOM employed 169 full-time personnel, including 22 based in Europe employed by MOSCOMs subsidiaries, and 14 employed by the Votan division of MOSCOM, located in Pleasanton, California.

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

     The Company also leases approximately 3,000 square feet in Pleasanton, California which houses the Votan subsidiary of MOSCOM. That lease expires on July 14, 1998.

     The Companys subsidiary in the United Kingdom, MOSCOM Limited, occupies approximately 4,250 square feet in Slough, England pursuant to a lease which expires on December 31, 1998.

     The Companys subsidiary in Germany, MOSCOM GmbH, leases approximately 4,000 square feet in Ismaning, Germany. This lease expires July 31, 1997.

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

COMMON STOCK PRICE RANGE

Quarters Ended
           March 31           June 30        September 30      December 31

1996     9 7/8 - 7 1/4    16 3/8 - 7 1/2    17 1/8 - 8 1/4   12 5/8 - 6 5/8
1995    11 1/4 - 8 1/8    10 5/8 - 8 1/4     9 1/2 - 6 5/8    8 1/4 - 5 3/4

     As of December 31, 1996, there were 643 holders of record of the Companys Common Stock and approximately 4,000 additional beneficial holders.

     MOSCOM initiated a semi-annual cash dividend during 1990. The Company paid dividends of $.02 per share during the months of January and July of each year from 1990 through 1995. The Company paid a dividend of $.02 per share in January 1996.




Item 6		Selected Financial Data

                                                   Year Ended December 31,

                          1996           1995           1994           1993           1992
Sales                     $13,380,862    $17,570,381    $14,260,683    $13,455,810    $12,616,448

Net Income (Loss)         $(5,936,096)      $881,950      $(387,743)   $(3,854,641)       $70,992

Net Income (Loss) per
 share                          $(.86)          $.13          $(.06)         $(.59)          $.01

Total Assets              $13,604,623    $18,014,394    $16,083,483    $16,535,935    $20,360,770

Long term obligations      $1,320,682     $1,126,786       $955,464       $798,703       $967,244

Weighted average shares
outstanding                 6,866,154      6,909,874      6,707,449      6,589,130      6,654,080

Cash Dividends paid per
share                            $.02           $.04           $.04           $.04           $.04

Item 7:	Managements Discussion and Analysis of Results of Operations and
        Financial Condition

     Sales of $13,380,862 for the year ended December 31, 1996 were 24% less than the record sales of $17,570,381 achieved for the year ended December 31, 1995. The decline in sales resulted from a number of factors, the most significant being:

a) A 28% reduction in sales to Lucent Technologies, the Companys largest customer of call management products due in part to a Lucent inventory reduction program. Sales to Lucent were particularly affected during the first half of 1996 by their focus on their carve-out from AT&T.

b) Delays in product enhancements to call management software products sold primarily through the Companys German subsidiary, MOSCOM GmbH. These enhancements were ultimately released during the fourth quarter of 1996, and should help to return 1997 revenues from MOSCOM GmbH to historical levels.

c) Delays in orders the Company had expected during the fourth quarter of 1996 for Verabill IS and INFO/MDR. In both cases those orders are expected to be received during the first and second quarters of 1997. Both Verabill IS and INFO/MDR are expected to contribute significantly to 1997 revenues.

     Gross margins for the year ended December 31, 1996 were 70% which was just slightly less than the gross margin of 71% realized for the year ended December 31, 1995, and was entirely due to the lower sales volume for 1996.

     Gross engineering and development costs for 1996 of $4,859,996 was up by 49% from the 1995 expense level of $3,267,726. Net engineering and development costs of $3,197,002 for the year ended December 31, 1996, after the effects of capitalization were 86% higher than the net engineering and development costs of $1,716,793 for the year ended December 31, 1995.

     The table below presents a comparison of both net and gross engineering and development expenses, amounts capitalized and amortized, and the resulting overall impact on the Companys operations for the years ended December 31, 1996 and 1995.

                                               1996            1995
Gross Expenditures for engineering and
 software development                          $4,859,996      $3,267,726

Less:  Costs capitalized                        1,662,994       1,550,933


Net engineering & software development
 expense                                       $3,197,002      $1,716,793


Plus:  Amounts amortized and charged to
 cost of sales                                  1,756,808       1,207,674
                                               ----------      ----------

Total expense recognized for the year          $4,953,810      $2,924,467
                                               ==========      ==========


     A significant amount of the increased spending relates to customization, enhancements, and support effort required by the initial Verabill IS shipments after product release in July of 1996. It is expected that these costs will decline during 1997.

     Selling, general and administrative expenses of $10,756,381 for the year ended December 31, 1996 compared with total costs of $9,915,877 for the year ended December 31, 1995, an increase of 8%. The increased costs incurred during 1996 reflected the expansion of the Votan Division of the Company from a research and development facility to an wholly owned subsidiary with sales, engineering and marketing capability, including non-recurring charges for recruitment of the Votan management team, in anticipation of a late third quarter 1996 initial public offering, subsequently withdrawn.

     On March 11, 1997, the Companys Votan subsidiary filed a registration statement on a Form S-1, as amended, with the Securities and Exchange Commission to sell 1,600,000 of Votans common stock. Upon successful completion of this offering, the Company will retain approximately 50% of Votans outstanding common stock (45% if the underwriters over allotment is exercised in full).

     Should the Votan IPO be completed the Company would expect 1997 selling, general and administrative expenses to fall below those levels realized for the year ended December 31, 1996.

     During the third quarter of 1996 the Company recorded other expenses of $1,560,407, consisting of one time charges for the following:

a) Expenses of $724,845 related to the withdrawal of a prior attempted initial public offering of Votan stock consisting primarily of legal and accounting fees, printing costs, and financial advisor fees.

b) A writedown of capitalized software and certain purchased software of $835,562. The charges relate primarily to older software products that have been or will be replaced by newer products. By taking this charge the Companys balance sheet will more closely correlate with projected future revenues, and reduce future amortization expense.

     The net loss for the year ended December 31, 1996 was $5,936,096 or $.86 per share compared with a net profit of $881,950 or $.13 per share for the year ended December 31, 1995.

Results of Operations
1995 Compared with 1994

     MOSCOM Corporation achieved record sales revenues of $17,570,381 for the year ended December 31, 1995, an increase of 23% over 1994 sales $14,260,683. All major markets participated in the overall sales growth with domestic sales increasing 21% and sales to international markets increasing by 30%, primarily through MOSCOM GmbH the Companys German subsidiary.

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

                                                 1995            1994
Gross expenditures for engineering and
 software development                            $3,267,726      $3,044,466

Less:  Costs capitalized                          1,550,933       1,410,564
                                                 ----------      ----------

Net engineering & software development
 expense                                         $1,716,793      $1,633,902


Plus:  Amounts amortized and charged to
 cost of sales                                    1,207,674       1,136,733
                                                 ----------      ----------

Total expense recognized for the year            $2,924,467      $2,770,635
                                                 ==========      ==========


     A significant portion of the 1995 development efforts were geared toward two major product offerings, both of which are expected to begin generating revenues by mid 1996. They are Verabill IS, a comprehensive billing and service system capable of handling up to 400,000 subscribers, and TMS, a total facilities and call management system.

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

     Except for the historical information contained herein, the matters discussed in this report are forward-looking statements which involve risks and uncertainties, including but not limited to economic, competitive, governmental and technological factors affecting the Companys operations, markets, products, services and prices, and other factors discussed in the Companys filings with Securities and Exchange Commission.

Liquidity and Capital Resources

     Total cash and investments at December 31, 1996 total $2,275,715, which compared with a total cash and investment position of $5,695,149 at December 31, 1995. As of December 31, 1996 the Companys working capital ratio was 2.2 which compared with working capital ratios of 4.6 and 6.0 for the years ended December 31, 1995 and 1994 respectively.

     Inventories of $1,887,808 at December 31, 1996 were 15% higher than the inventory level of $1,646,941 at December 31, 1995, due to a late year buildup of the Companys hardware based Abacus call management system, sold primarily through Lucent Technologies and Siemens. It is anticipated that inventory levels will be reduced significantly during 1997.

     Additions to plant and equipment during 1996 were $450,971 which is significantly less than the capital additions of $719,945 for the year ended December 31, 1995.

     License fees and purchased software declined from $431,148 at December 31, 1995 to $93,520 at December 31, 1996 due to the writedown of purchased software included in older products that have been replaced by newer products, and discussed in the Managements Discussion and Analysis Section of this report.

     Total current liabilities increased from $2,553,023 at December 31, 1995 to $3,584,351 at December 31, 1996 due to amounts outstanding at year end from the withdrawn public offering of Votan, as well as an increase in deferred revenues generated from billings to Lucent Technologies for services to be performed in 1997.

     Subsequent to December 31, 1996 two events occurred that materially affected the Companys liquidity and capital resources. On February 12, 1997 the Company announced that two institutional investors had purchased 281,593 shares of MOSCOM common stock for $1.62 million. The proceeds from this sale of stock enhances the Companys ability to respond promptly to the major growth opportunities currently available to the Company. In early March the Company reached an agreement with a major commercial bank for a line of credit agreement for up to $500,000. Any amounts borrowed against the line would be secured by all of the Companys assets. No commitment fees will be paid as part of the agreement.

     Given the Companys working capital position and lack of debt at December 31, 1996 coupled with the subsequent events discussed above, the Company believes that it will have sufficient resources to meet its financial needs over the next twelve months.

New Accounting Pronouncement

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share. The statement is effective for fiscal years ending after December 15, 1997. When adopted, restatement of prior years earnings per share will be required.

The statement establishes revised standards for computing and presenting earnings per share, as well as standards for disclosing information about a companys capital structure. Management does not expect the application to have a material effect on its financial statements.

Had earnings per share for the year ended December 31, 1996 and 1995 been computed according to this statement, there would not have been a material effect on the companys earnings (loss) per share.

Item 8 		Consolidated Financial Statements and Supplementary Data
                       Required to be Included Herein as Follows:

                                                                   Page

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                           20

INDEPENDENT AUDITORS REPORT                                        21
CONSOLIDATED FINANCIAL STATEMENTS:
        Consolidated balance sheets                                22 - 23

        Consolidated statements of operations                      24

        Consolidated statements of stockholders equity             25

        Consolidated statements of cash flows                      26

        Notes to consolidated financial statements                 27 - 39



Item  9         Disagreements on Accounting and Financial Disclosure


			None

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of MOSCOM Corporation

We have audited the accompanying consolidated balance sheet of MOSCOM Corporation and subsidiaries as of December 31, 1996, and the related consolidated statements of operations, stockholders equity, and cash flows for the year then ended. These financial statements and the schedule referred to below are the responsibility of the Companys management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MOSCOM Corporation and subsidiaries as of December 31, 1996, and the results of its operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule for the year ended December 31, 1996, listed in the index at Item 14(a) is presented for purposes of complying with the Securities and Exchange Commisions rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein relation the the basic financial statements taken as a whole.



                                               ARTHUR ANDERSON, LLP
Rochester, New York
March 11, 1997

INDEPENDENT AUDITORS REPORT

To the Board of Directors and Stockholders
 of MOSCOM Corporation
Pittsford, New York

We have audited the accompanying consolidated balance sheet of MOSCOM Corporation and subsidiaries as of December 31, 1995, and the related consolidated statements of operations, stockholders equity and cash flows for each of the two years in the period ended December 31, 1995. Our audits also included the consolidated financial statement schedule listed in the Index at Item 14(a) for each of the two years in the period ended December 31, 1995. These financial statements and the financial statement schedule are the responsibility of the Companys management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the financial position of MOSCOM Corporation and subsidiaries as of December 31, 1995, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule for each of the two years in the period ended
December 31, 1995, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


Deloitte & Touche LLP
Rochester, New York
February 7, 1996

MOSCOM CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1996 AND 1995

                                                    1996             1995
ASSETS
CURRENT ASSETS:

 Cash and cash equivalents (includes
  investments of $1,353,590 and $2,632,286)        $   2,025,535    $  2,727,340
 Investments                                             250,180       2,967,809
 Accounts receivable, trade (net of allowance
  for doubtful accounts of $118,000 and $71,000)       3,477,384       4,158,378
 Inventories                                           1,887,808       1,646,941
 Prepaid expenses and other current assets                69,719         132,205
                                                   -------------    ------------

      Total current assets                             7,710,626      11,632,673
                                                   -------------    ------------


PLANT AND EQUIPMENT:

 Cost                                                  5,655,706       5,372,451
  Less accumulated depreciation                        4,520,657       4,174,126
                                                   -------------    ------------

      Plant and equipment, net                         1,135,049       1,198,325
                                                   -------------    ------------


OTHER ASSETS:


 License fees and purchased software (net
  of accumulated amortization of $223,065
  and $357,077)                                           93,520         431,148
 Software development costs (net of
  accumulated amortization of
  $1,531,780 and $2,417,094)                           3,145,298       3,239,112
 Deposits and other assets                             1,520,130       1,513,136
                                                   -------------    ------------

      Total other assets                               4,758,948       5,183,396
                                                   -------------    ------------


TOTAL ASSETS                                       $  13,604,623    $ 18,014,394
                                                   =============    ============

The accompanying notes to the financial statements are an integral part of these balance sheets.

MOSCOM CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1996 AND 1995

                                                   1996             1995
LIABILITIES AND STOCKHOLDERS EQUITY

CURRENT LIABILITIES:
  Accounts payable                                 $  1,170,508     $    615,136
  Accrued compensation and related taxes                961,155        1,019,234
  Other accrued expenses                              1,452,688          918,653
                                                   ------------     ------------

      Total current liabilities                       3,584,351        2,553,023
                                                   ------------     ------------


PENSION OBLIGATION                                    1,320,682        1,126,786
                                                   ------------     ------------


      Total liabilities                               4,905,033        3,679,809
                                                   ------------     ------------


COMMITMENTS


STOCKHOLDERS EQUITY:
  Common Stock, par value, $.10; shares
   authorized, 20,000,000; issued and
   outstanding, 6,934,872 shares and
   6,818,654 shares                                     693,487          681,865
  Additional paid-in capital                         15,785,850       15,294,653
  Retained deficit                                   (7,723,351)      (1,650,778)
  Cumulative translation adjustment                     (56,396)           8,845
                                                   ------------     ------------


      Total stockholders equity                       8,699,590       14,334,585
                                                   ------------     ------------


TOTAL LIABILITIES AND STOCKHOLDERS EQUITY          $ 13,604,623     $ 18,014,394
                                                   ============     ============

The accompanying notes to the financial statements are an integral part of these balance sheets.

MOSCOM CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                         1996            1995            1994

SALES                                    $ 13,380,862    $ 17,570,381    $ 14,260,683
                                         ------------    ------------    ------------

COSTS AND OPERATING EXPENSES:
 Cost of sales                              4,017,224       5,138,674       4,936,761
 Engineering and software development       3,197,002       1,716,793       1,633,902
 Selling, general and administrative       10,756,381       9,915,877       8,153,042
 Other expenses                             1,560,407               -               -
                                         ------------    ------------    ------------

    Total costs and operating
     expenses                              19,531,014      16,771,344      14,723,705
                                         ------------    ------------    ------------

INCOME (LOSS) FROM OPERATIONS              (6,150,152)        799,037        (463,022)

INTEREST INCOME                               214,056         277,913          61,378
                                         ------------    ------------    ------------

INCOME (LOSS) BEFORE INCOME TAXES          (5,936,096)      1,076,950        (401,644)

INCOME TAX PROVISION (BENEFIT)                      -         195,000         (13,901)
                                         ------------    ------------    ------------

NET INCOME (LOSS)                        $ (5,936,096)   $    881,950    $   (387,743)
                                         ============    ============    ============


NET INCOME (LOSS) PER COMMON SHARE       $       (.86)   $        .13    $       (.06)
                                         ============    ============    ============

WEIGHTED AVERAGE SHARES OUTSTANDING         6,866,154       6,909,874       6,707,449
                                         ============    ============    ============

The accompanying notes to the financial statements are an integral part of these statements.

MOSCOM CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                       Common Stock               Additional    Retained       Cumulative    Total
                                     Shares          Par Value    Paid-in       Earnings       Translation   Stockholders
                                                                  Capital       (Deficit)      Adjustment    Equity

BALANCE - January 1, 1994            6,680,781       $668,078     $14,811,533   $(1,739,957)   $(68,713)     $13,670,941

Exercise of stock options and
 warrants                               88,120          8,812         282,592             -           -          291,404
Stock retirements                      (25,026)        (2,502)       (148,193)            -           -         (150,695)
Foreign currency translation
 adjustment                                  -              -               -             -      79,966           79,966
Dividends declared on common stock
 ($.02 per share)                            -              -               -      (134,152)          -         (134,152)
  Net loss                                   -              -               -      (387,743)          -         (387,743)

                                     ---------       --------     -----------   -----------    --------      -----------

BALANCE - December 31, 1994          6,743,875        674,388      14,945,932    (2,261,852)     11,253       13,369,721
                                     =========       ========     ===========   ============   ========      ===========

Exercise of stock options and
 warrants                               86,779          8,677         435,741             -           -          444,418
Stock retirements                      (12,000)        (1,200)        (87,020)            -           -          (88,220)
Foreign currency translation
 adjustment                                  -              -               -             -      (2,408)          (2,408)
Dividends declared on common stock
 ($.04 per share)                            -              -               -      (270,876)          -         (270,876)
Net income                                   -              -               -       881,950           -          881,950
                                     ---------       --------     -----------   -----------    --------      -----------

BALANCE - December 31, 1995          6,818,654        681,865      15,294,653    (1,650,778)      8,845       14,334,585
                                     =========       ========     ===========   ============   ========      ===========


Exercise of stock options and
 warrants                              118,471         11,847         509,347             -           -          521,194
Stock retirements                       (2,253)          (225)        (18,150)            -           -          (18,375)
Foreign currency translation
 adjustment                                  -              -               -             -     (65,241)         (65,241)
Dividends declared on common stock
 ($.02 per share)                            -              -               -      (136,477)          -         (136,477)
Net loss                                     -              -               -    (5,936,096)          -       (5,936,096)
                                     ---------       --------     -----------   -----------    --------      -----------

BALANCE - December 31, 1996          6,934,872       $693,487     $15,785,850   $(7,723,351)   $(56,396)     $ 8,699,590
                                     =========       ========     ===========   ============   ========      ===========

The accompanying notes to the financial statements are an integral part of these statements.

MOSCOM CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                                          1996               1995           1994
OPERATING ACTIVITIES:
  Net income (loss)                                       $(5,936,096)      $   881,950     $  (387,743)
  Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities:
    Depreciation and amortization                           2,657,205         1,947,941       1,890,977
    Decrease (increase) in deferred income taxes               90,133            48,936          (6,674)
    Provision for bad debts                                    18,000            (3,811)        (23,188)
    Provision for inventory obsolescence                      168,337           185,250         168,550
    Changes in assets and liabilities:
     Investments                                            2,717,629        (1,006,840)      1,395,201
     Accounts receivable                                      662,994          (680,900)       (669,449)
     Inventories                                             (409,204)          878,037         176,119
     Prepaid expenses and other current assets                 62,486           106,797         142,129
     License fees and purchased software                      (48,522)         (308,091)       (224,707)
     Deposits and other assets                                 (6,994)         (252,389)         15,564
     Accounts payable                                         555,372           104,991           2,177
     Accrued compensation and related taxes                   (58,079)          240,550         110,299
     Other accrued expenses                                   572,557           618,098         (50,126)
                                                          -----------       -----------     -----------
          Net adjustments                                   6,981,914         1,878,569       2,926,872

 Net cash provided by operating activities                  1,045,818         2,760,519       2,539,129
                                                          -----------       -----------     -----------
INVESTING ACTIVITY:
  Additions to plant and equipment                           (450,971)         (719,945)       (143,128)
  Software development costs                               (1,662,994)       (1,550,933)     (1,410,564)
                                                          -----------       -----------     -----------
 Net cash used in investing activities                     (2,113,965)       (2,270,878)     (1,553,692)
                                                          -----------       -----------     -----------

FINANCING ACTIVITIES:
 Exercise of stock options and warrants                       502,819           356,198         140,709
 Payment of dividends on common stock                        (136,477)         (270,876)       (267,768)
                                                          -----------       -----------     -----------

 Net cash provided by (used in) financing activities          366,342            85,322        (127,059)
                                                          -----------       -----------     -----------


NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                                 (701,805)          574,963         858,378

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                2,727,340         2,152,377       1,293,999
                                                          -----------       -----------     -----------

CASH AND CASH EQUIVALENTS, END OF YEAR                    $ 2,025,535       $ 2,727,340     $ 2,152,377
                                                          ===========       ===========     ===========

The accompanying notes to financial statements are an integral part of these statements.

MOSCOM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

1.  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements include the accounts of MOSCOM Corporation and its wholly-owned subsidiaries, Votan Corporation, MOSCOM Limited and Global Billing Services Limited (companies incorporated in England) and Moscom GmbH (a company incorporated in Germany). All significant intercompany accounts and transactions have been eliminated. The Company and its subsidiaries design and manufacture computer products, software and services for the telecommunications industry. Effective June 26, 1996, the assets, liabilities and operations of the Votan division were transferred to a new entity, Votan Corporation, a wholly-owned subsidiary of the Company.

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

The consolidated financial statements include managements best estimates of the net realizable value of software development costs. Accordingly, the Company periodically records adjustments to write down the carrying value of software development costs to their net realizable value. The amounts the Company will ultimately realize could differ materially from the carrying value of the software development costs. (see Note 10).

Fair value of financial instruments - Statement of Financial Accounting Standards No. 107 Disclosures about Fair Value of Financial
Instruments, requires disclosures of the fair value of certain financial instruments. Cash and cash equivalents, investments, accounts receivable, accounts payable and accrual expenses are reflected at fair value because of their short-term maturity.

Investments - The Companys investments are classified as trading securities since the Company intends to buy and sell the securities in the near term with the objective of generating profits on short-term differences in price. Such securities are reported at fair value in the consolidated financial statements and any unrealized holding gains and losses are included in earnings.

Concentrations of credit risk - Financial instruments which potentially subject the Company to concentration of credit risk consist principally of investments and accounts receivable. The Company places its investments ($1,603,770 and $5,600,095 as of December 31, 1996 and 1995, respectively) with quality financial institutions and, by policy, limits the amount of credit exposure to any one financial institution.

The Companys customers are not concentrated in any specific geographic region, but are concentrated in the telecommunications industry. As of December 31, 1996 and 1995, one specific customer in this industry accounted for approximately $1,098,905 and $863,264, respectively, of the total accounts receivable balance. The Company performs ongoing credit evaluations of its customers financial conditions but does not require collateral to support customer receivables. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

Inventories are stated at the lower of cost (first-in, first-out) or market. The Company evaluates the net realizable value of inventory on hand considering deterioration, obsolescence, replacement costs and other pertinent factors, and records adjustments as necessary.

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

Income taxes are provided on the income earned in the financial statements. Deferred income taxes are provided to reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. Tax credits are recognized as a reduction to income taxes in the year the credits are earned.

Net income (loss) per share is based upon the weighted average number of common shares outstanding during each year assuming exercise of outstanding stock options and warrants under the treasury stock method to the extent such options are dilutive.

Consolidated statements of cash flows - The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

Reclassifications - Certain prior year balances have been reclassified to conform with current year presentation.


Stock-Based Compensation - In October 1995, Statement of Financial Accounting Standards (SFAS) No. 123. Accounting for Stock-Based Compensation was issued which sets forth a fair value method of recognizing stock based compensation expense. As permitted by SFAS No. 123, the Company intends to continue to measure compensation for such plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees and will disclose the additional information relative to issued stock options and pro forma net income and earnings per share, as if the options granted were expensed at their estimated fair value at the time of grant. There was no effect on the Companys financial statements as a result of adopting this statement.

2.  INVENTORIES
The major classifications of inventories as of December 31, 1996 and 1995 are:

                                     1996                1995



Purchased parts and components       $   873,918         $  1,186,513
Work in process                          256,104              324,980
Finished goods                           757,786              135,448
                                     -----------         ------------
                                     $ 1,887,808         $  1,646,941
                                     ===========         ============

3.  PLANT AND EQUIPMENT

The major classifications of plant and equipment as of December 31, 1996 and 1995 are:


                                     1996                1995

Machinery and equipment              $ 1,532,876         $ 1,551,899
Computer hardware and software         2,755,519           2,497,945
Furniture and fixtures                 1,040,879           1,008,926
Leasehold improvements                   326,432             313,681
                                     -----------         -----------
                                     $ 5,655,706         $ 5,372,451
                                     ===========         ===========

Depreciation expense was approximately $471,000, $474,000 and $398,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

4.  ENGINEERING AND SOFTWARE DEVELOPMENT EXPENDITURES

Engineering and software development expenditures incurred during the years ended December 31, 1996, 1995 and 1994 were recorded as follows:

                                         1996           1995           1994
Engineering and software development
 expense included in the consolidated
 statements of operations                $ 3,197,002    $ 1,716,793    $ 1,633,902

Amounts capitalized and included in
 the consolidated balance sheets           1,662,994      1,550,933      1,410,564
                                         -----------    -----------    -----------
Total expenditures for engineering
  and software development               $ 4,859,996    $ 3,267,726    $ 3,044,466
                                         ===========    ===========    ===========

Additionally, the Company recorded amortization of capitalized software development costs of approximately $1,757,000, $1,208,000, $1,137,000 for the years ended December 31, 1996, 1995 and 1994, respectively. Such amortization is included in cost of sales in the consolidated statements of operations.

5.  BENEFIT PLANS

The Company sponsors an employee incentive savings plan under section 401(K) for all eligible employees. The Companys contributions to the plan are discretionary and totalled $10,000 in 1995. There were no contributions in 1996 or 1994.

The Company also sponsors an unfunded Supplemental Executive Retirement Program, which is a nonqualified plan that provides certain key employees defined pension benefits. Periodic pension expense for the years ended December 31, 1996, 1995 and 1994 consists of the following:


                                 1996          1995           1994

Service cost                     $ 115,021     $ 104,439      $ 100,852
Interest cost                       78,875        66,882         55,909
Net amortization and deferral       36,965        36,965         36,965
                                 ---------     ---------      ---------
Pension expense                  $ 230,861     $ 208,286      $ 193,726
                                 =========     =========      =========

A reconciliation of the pension plans funded status with amounts recognized in the Companys balance sheets follows:

                                               1996             1995

Actuarial present value of accumulated
 benefit obligation                            $ 1,320,682      $ 1,126,786
                                               ===========      ===========
Actuarial present value of projected
 benefit obligation                            $ 1,320,682      $ 1,126,786

Plan assets                                              -                -
                                               -----------      -----------

Projected benefit obligation in excess of
 plan assets                                     1,320,682        1,126,786


Prior service cost not yet recognized in
 net periodic pension cost                        (408,088)        (445,773)

Additional minimum liability                       408,088          445,773
                                               -----------      -----------
Accrued pension expense                        $ 1,320,682      $ 1,126,786
                                               ===========      ===========

Included in the deposits and other assets caption in the consolidated balance sheets as of December 31, 1996 and 1995 is an intangible asset of $408,088 and $445,773, respectively, related to the minimum liability adjustment for the unfunded accumulated benefit obligation.

The discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 7% and 3% respectively.

The Company maintains life insurance covering the lives of certain key employees covered under its Supplemental Executive Retirement
Program with the Company named as beneficiary. The Company intends to use death benefits as well as loans against the accumulating cash surrender value of the policies to fund the pension obligation.

6.  STOCKHOLDERS EQUITY
The Company has reserved 650,000 shares of its Common Stock for issuance under its 1993 Stock Option Plan, the successor Plan to the 1983 Stock Option Plan. The Plan provides for options which may be issued as nonqualified or qualified incentive stock options. Options granted previous to November 30, 1995 are exercisable no sooner than 25% per year beginning one year from the date of grant. Options granted subsequent to November 30, 1995 are exercisable in increments of 50%.
The first 50% become exercisable 30 months after the date of grant, with the remaining 50% becoming exercisable 60 months after grant. All options granted to employees of MOSCOM Corporation have a ten year term and all options granted to employees of MOSCOM Limited, Global Billing Services, Ltd. and MOSCOM GmbH have a seven year term.

The Company accounts for its stock-based compensation plans under APB Opinion No. 25. Accordingly, compensation expense has been recognized only to the extent the exercise price was below the fair market value at the time of the grant. Had compensation cost for the Companys stock-based compensation plans been determined based on the fair value at the grant dates for awards consistent with the method of SFAS No. 123, the Companys net income (loss) per share would have been reduced to the pro forma amounts indicated below:

                                                    1996            1995
Net income (loss)                    As reported    $(5,936,096)    $881,950
                                     Pro forma      $(6,138,533)    $817,948

Net income (loss) per common share   As reported          $(.86)        $.13
                                     Pro forma            $(.89)        $.12

Fully diluted earnings per share are not presented because the effect is anti-dilutive.

Compensation expense recognized in the statement of operations for the year ended December 31, 1996 and 1995 was approximately $38,052 and $45,487 respectively, for options issued at an exercised price below fair market values at the time of the grant. The SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, so the resulting pro forma compensation cost may not be representative of that to be expected in future years.

For purposes of the disclosure above, the fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighed-average assumptions used for grants in 1996 and 1995.

                                 1996         1995

     Dividend yield                 .01%          .01%

     Expected volatility          51.49%        51.81%

     Risk-free interest rate       6.71%         6.88%

     Expected life               8 years       8 years

A summary of stock option and warrant transactions for the years ended December 31, 1996, 1995 and 1994 is shown below:
                                                       1996                     1995                       1994
                                                SHARES      WTD          SHARES      WTD            SHARES      WTD
                                                            AVERAGE                  AVERAGE                    AVERAGE
                                                            PRICE                    PRICE                      PRICE
Options
Shares under option, beginning of year           312,340    $ 4.59       341,615     $ 3.81         380,780     $ 3.43
 Options granted                                  57,410      8.22       100,930       7.41          42,020       8.45
 Options exercised                              (106,175)     3.62       (71,177)      2.93         (45,163)      3.62
 Options terminated                              (32,086)     7.55       (59,028)      6.91         (36,022)      5.51
                                                ---------               ---------                   -------
Shares under option, end of year                 231,489      5.53       312,340       4.59         341,615       3.81
                                                =========               =========

Shares exercisable                               134,959    $ 3.88       210,779     $ 3.43         254,459     $ 3.09
                                                =========               =========                   =======

Weighted average fair value of
 options granted                                   $7.69                   $6.03                        NA
                                                =========               =========                   =======

Warrants

Warrants outstanding, beginning of
 year                                             88,228    $ 5.58       102,649     $ 5.35         138,383     $ 4.15
Warrants granted                                  17,999      8.14         1,181       6.88           7,223       9.00
Warrants exercised                               (12,296)     4.67       (15,602)      4.17         (42,957)      2.09
Warrants expired                                  (1,132)     4.75             -          -               -          -
                                                ---------               ---------                   -------
Warrants Outstanding, end of year                 92,799    $ 6.21        88,228     $ 5.58         102,649     $ 5.35
                                                =========               =========                   =======


7.  SALES INFORMATION

Sales to two customers were approximately $6,669,000 and $1,943,000, or 50% and 15% of the Companys total sales in 1996. Sales to these two customers were approximately $9,184,000 and $2,135,000 or 52% and 12% of the Companys total sales in 1995 and $7,180,000 and $2,058,000 or 50% and 14% of the Companys total sales in 1994.

Export sales to unaffiliated customers, primarily in Europe and South America were approximately $4,031,200, $5,085,000 and
$3,843,000 in 1996, 1995 and 1994, respectively.

8.  INCOME TAXES

The components of the income (loss) before income taxes for the years ended December 31, 1996, 1995 and 1994 is presented below:

                                              1996             1995            1994
Domestic (loss) income                        $(4,467,551)     $1,497,163        $73,191
Foreign loss                                   (1,468,545)       (420,213)      (474,835)
                                              -----------      ----------      ---------
                                              $(5,936,096)     $1,076,950      $(401,644)
                                              ===========      ==========      =========

The income tax provision (benefit) includes the following:
                                                 1996              1995           1994
Current income tax payable
 (refundable):
 Federal                                         $(92,369)         $128,964       $(9,876)
  State                                             2,236            17,100         1,550
  Foreign                                               -                 -         1,099
                                                 --------          --------        ------
                                                  (90,133)          146,064        (7,227)
                                                ---------          --------        ------
Deferred income tax:
  Federal                                      (1,515,585)          275,838       (18,156)
  State                                          (205,975)           58,684      (210,127)
  Foreign                                        (499,305)         (141,557)     (215,427)
  Increase (decrease) in valuation allowance    2,310,998          (144,029)      437,036
                                                ---------          --------       -------
                                                   90,133            48,936        (6,674)
                                                ---------          --------       -------
                                                $       -          $195,000      $(13,901)
                                                =========          ========      ========

The income tax (benefit) provision differs from those computed using the statutory federal tax rate of 34%, due to the following:
                                          1996              1995        1994
Tax at statutory federal rate             $(2,018,273)      $366,163    $(136,559)
Differences between foreign and
 U.S. tax rates                                     -         (6,497)     (51,781)
State taxes, net of federal tax
 benefit                                     (136,258)        69,970     (209,104)
Utilization of tax credits                          -       (108,084)     (65,000)
(Decrease) increase in valuation
 allowance                                   2,310,998      (144,029)     437,036
Exercise of non-qualified stock options       (146,081)            -            -
Other                                          (10,386)       17,477       11,507
                                          ------------      --------    ---------
                                          $          -      $195,000    $ (13,901)
                                          ============      ========    =========

The deferred income tax asset (liability) recorded in the consolidated balance sheets results from differences between financial statement and tax reporting of income and deductions. A summary of the composition of the deferred income tax asset (liability) follows:

                                            1996                          1995
                                     Domestic      Foreign         Domestic     Foreign
General business credits              $846,267    $        -         $743,352    $       -
Net operating losses                 1,671,095     1,162,909          288,752      663,836
Deferred compensation                  580,096             -          495,758            -
Alternative minimum tax credits        244,034             -          203,421            -
Inventory                              147,544             -          112,364            -
Accounts receivable                     43,789             -           26,339            -
Capitalized software                (1,166,761)            -       (1,201,562)           -
Fixed assets                           (43,971)            -          (52,283)         177
Other                                   15,608             -                -         (409)
                                    ----------    ----------       ----------      -------
                                     2,337,701     1,162,909          616,141      663,604
Valuation allowance                 (2,337,701)   (1,162,909)        (526,008)    (663,604)
                                    ----------    ----------       ----------      -------
Deferred asset (liability)          $        -    $        -       $   90,133    $       -
                                    ==========    ==========       ==========    =========

The Company has $4,496,000 of federal net operating loss carryforwards available as of December 31, 1996, of that total, $782,000 is limited to a utilization of approximately $100,000 annually. The carryforwards expire in varying amounts in 1998 through 2011. The valuation allowance has increased by $2,310,998 during the year ended December 31, 1996.

As of December 31, 1996, the Company has approximately $500,000 of net operating loss carryforwards available to offset future earnings of Moscom Limited, approximately $1,330,000 of net operating loss carryforwards to offset future earnings of Moscom GmbH and approximately $775,000 of net operating loss carryforwards to offset future earnings of Global Billing Services Limited.

The Companys tax credit carryforwards as of December 31, 1995 are as follows


Description                              Amount           Expiration Dates

General business credits                 $   773,913      1999 - 2010

New York State investment tax credits        109,627      1997 - 2005

Alternative minimum tax credits              244,034      No expiration date
                                         -----------
                                         $ 1,127,574
                                         ===========

Cash paid (received) for income taxes during the years ended
December 31, 1996, 1995 and 1994 totalled $45,000, $61,922
and $(231,885), respectively.

9.  COMMITMENTS

Operating Lease Obligations - The Company and its subsidiary lease their current manufacturing and office facilities and certain equipment under operating leases which expire at various dates through 1998. The facility leases provide for extension privileges. Rent expense under all operating leases (exclusive of real estate taxes and other expenses payable under the leases) was $734,000, $635,000, and $773,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

Minimum lease payments as of December 31, 1996 under operating leases are as follows:

      Year Ending December 31,

      1997                            $  729,000
      1998                               488,000
      1999                               160,000
                                      ----------
      Total minimum lease payments    $1,377,000
                                      ==========

Line of Credit - The Company had an unsecured revolving line of credit arrangement with a commercial bank for a maximum of $3,000,000 at an interest rate of the lower of the banks prime rate of interest or the banks offered rate of interest. The Company was required to pay a loan commitment fee of 1/4% per annum of the difference between the maximum amount available under the line less loans outstanding at the end of each quarter. The line of credit arrangement was subject to certain financial covenants relating primarily to the Companys current ratio, tangible net worth, liabilities to tangible net worth and a limit on the amount of dividends declared or paid each year. The Company had satisfied these financial covenants as of December 31, 1995 and 1994. This agreement was terminated during 1996.

10.  OTHER EXPENSES

During the third quarter of 1996, other expenses of $1,560,407, were charged to operations consisting of one time charges for the following:

 Write-down of capitalized software development
  and purchased software costs to net realizable value $ 835,562 Costs of the withdrawn initial public offering of
  Votan Corporations common stock                            724,845
                                                          ----------
                                                          $1,560,407

11.  NEW ACCOUNTING PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share. The statement is effective for fiscal years ending after December 15, 1997. When adopted, restatement of prior years earnings per share will be required.

The statement establishes revised standards for computing and presenting earnings per share, as well as standards for disclosing information about a companys capital structure. Management does not expect the application to have a material effect on its financial statements.

Had earnings per share for the year ended December 31, 1996 and 1995 been computed according to this statement, there would not have been a material effect on the companys earnings (loss) per share.

12.  SUBSEQUENT EVENTS

On February 12, 1997, the Company completed a private placement of 281,593 shares of its common stock to two institutional investors for $1,620,000 and realized proceeds of $1,548,000. The Company also issued to the same investors, five-year warrants to purchase an additional 81,000 shares of the Companys common stock at a price of $8.95 per share.

On March 11, 1997, the Companys Votan subsidiary filed a registration statement on a Form S-1, as amended, with the Securities and Exchange Commission to sell 1,600,000 of Votans common stock. Upon successful completion of this offering, the Company will retain approximately 50% of Votans outstanding common stock (45% if the underwriters over allotment is exercised in full).

PART III

Item 10   Directors and Executive Officers of the Registrant

     Information relating to directors of the Company is incorporated herein by reference to page 3, 4 and 6 of the Companys Proxy Statement for the Annual Meeting of Shareholders to be held May 22, 1997 {see Election of Directors and Compliance With Section 16 (a).}

     The following lists the names and ages of all executive officers of the Company, all persons chosen to become executive officers, all positions and offices with the Company held by such persons, and the business experience during the past five years of such persons. All officers were elected or re-elected to their present positions for terms ending on May 22, 1997 and until their respective successors are elected and qualified.

                               MANAGEMENT

Directors and Executive Officers of the Registrant

	The Directors and executive officers of MOSCOM are as follows:

Name                          Age             Position
Albert J. Montevecchio         60             Chairman of the Board,
                                              C.E.O., Director

David G. Mazzella              56             President, C.O.O., Director

Robert L. Boxer                43             Vice President, Secretary
                                              Corporate Counsel

James W. Karr                  53             Vice President,
                                              International Sales

Ronald C. Lundy                45             Treasurer

John A. White                  58             President, CEO,
                                              Votan Corporation Subsidiary

Paul T. Babarik                55             Vice President, Sales

Victor de Jong                 51             Director

John E. Mooney                 52             Director

Harvey E. Rhody                57             Director

Fred E. Strauss                69             Director

     All Directors hold office until the next annual meeting of stockholders, and until their successors are duly elected and qualified. Officers are elected annually by the Board of Directors and serve at the discretion of the Board.

     Albert J. Montevecchio is a founder of MOSCOM and has been its Chief Executive Officer and a Director since its incorporation in January 1983. He was the President of the Company from its founding until February 1997. He became Chairman of the Board in February 1985. Prior to founding MOSCOM, he was a director and Executive Vice President of Sykes Datatronics, Inc. with responsibility for marketing and sales, customer service and new product planning. Prior to that he held senior technical positions with Xerox Corporation and General Electric Corporation. He holds degree in Electrical Engineering (BSEE).

     David G. Mazzella, Jr. became President and Chief Operating Officer of the Company in February 1997. From June 1994 to February 1997, he engaged in management consulting. From February 1992 to June 1994, he was the President and CEO of Scotgroup Enterprises, Inc., which was engaged in the development and sale of telecommunications software equipment and the sale of paging and cellular telephone services. From 1988 - 1991 Mr. Mazzella was Vice President of Glenayre Electronics, a manufacturer of software based telecommunications equipment. He was President and CEO of Multitone Electronics, Inc., a company engaged in the manufacture, sale and servicing of telecommunications equipment from 1983 until its acquisition by Glenayre Electronics in 1988.

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

     John A. White joined the Company as President, Chief Executive Officer and a director in June 1996. From November 1984 to June 1996, Mr. White served in various capacities with Siemens, ROLM Communications, a telecommunications company, including Vice President/General Manager, Northeast Area and most recently as Vice President, Special Product Sales. Prior to joining Siemens, ROLM, Mr. White was Vice President of Worldwide Sales and Marketing of Columbia Data Products, a personal computer manufacturing company, and held various positions at Xerox Corporation, an office products company.

     Paul T. Babarik was appointed Vice President of Sales in April 1996. After joining MOSCOM in 1987 as a Regional Sales Manager he held several sales management positions, the most recent as Director of AT&T sales from 1989 to 1996. Prior to joining MOSCOM Mr. Babarik was employed by AT&T from 1977 - 1986 in various sales management positions.

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

Item 11    Executive Compensation

     Information relating to executive compensation is incorporated by reference on pages 5, 6 and 7 of the Companys Proxy Statement for the Annual Meeting of Shareholders to be held May 17, 1996. (See Executive Compensation and Corporate Governance Information.)

Item 12    Security Ownership of Certain Beneficial Owners and Management

     Information relating to the security holdings of more than five percent holders and directors and officers of the Company is incorporated herein by reference to pages 3 through 6 of the Companys Proxy Statement for the Annual Meeting of shareholders to be held May 22, 1997.

Item 13    Certain Relationships and Related Transactions

     None.

                                 PART IV

Item 14 Exhibits, Consolidated Financial Statement Schedule and Reports on Form 8-K

(a)  The following document is filed as part of this report:

     II.   Valuation and Qualifying Accounts

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

(b)  Reports on Form 8-K

1. Registrant filed a form 8K/A with the Securities and Exchange Commission on March 5, 1996, the purpose of which was to change the registrants certifying accountants from Deloitte and Touche LLP to Arthur Andersen LLP effective March 29, 1996.

2. Registrant filed a form 8-K with the Securities and Exchange Commission on June 28, 1996 announcing that its Votan Corporation subsidiary filed a Registration Statement on Form S-1 relating to the initial public offering of 2,750,000 shares of common stock.

3. Registrant filed a form 8-K with the Securities and Exchange Commission on February 18, 1997 that the Company completed the sale of 281,593 shares of its common stock to the institutional investors for a total consideration of $1,620,000, before associated expenses.

(c)  Exhibits (numbered in accordance with item 601 of regulation S-K)

	(11.1)		Calculation of earnings per share

	(22)		Subsidiaries of registrant

        (22.1) None of the Companys wholly owned subsidiaries would constitute a significant subsidiary as of December 31, 1996.

MOSCOM CORPORATION AND SUBSIDIARIES

Schedule II - Valuation and Qualifying Accounts
Years Ended December 31, 1996, 1995, and 1994
Column A                      Column B           Column C           Column D          Column E

Allowance for                 Balance At         Charged To         Accounts          Balance at
Doubtful Accounts             Beginning Of       Costs And          Written Off       End of Year
                              Year               Expenses           (Recovered)
1996                          $  71,000          $  18,000          $   29,000        $ 118,000
1995                          $ 105,000          $  (3,811)         $  (30,189)       $  71,000
1994                          $ 132,000          $ (23,188)         $   (3,812)       $ 105,000


Provision for Inventory       Balance at         Charged to         Inventory         Balance at
Shrinkage & Obsolescence      Beginning of       Cost of            Written           End of Year
                              Year               Sales              Off

1996                          $ 213,590          $ 168,337          $  87,796         $ 294,131
1995                          $ 347,474          $ 185,250          $ 319,134         $ 213,590
1994                          $ 208,291          $ 168,550          $  29,367         $ 347,474

                               SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            MOSCOM CORPORATION

              ----------------------------------------------
              Albert J. Montevecchio, Chairman of the Board
                                   CEO

Dated:

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                     Capacity                   Date

-------------------------     Chairman of the Board      March 24, 1997
Albert J. Montevecchio        C.E.O. and Director


-------------------------     President                  March 24, 1997
David G. Mazzella             Chief Operating Officer

-------------------------     Director                   March 24, 1997
Victor de Jong

-------------------------     Director                   March 24, 1997
John E. Mooney

-------------------------     Director                   March 24, 1997
Harvey E. Rhody

-------------------------     Director                   March 24, 1997
Fred E. Strauss

-------------------------     Treasurer                  March 24, 1997
Ronald C. Lundy

Exhibit 11.1

                           MOSCOM CORPORATION
                            and Subsidiaries
                    Calculation of Earnings per Share
                                                            Twelve Months Ended December 31,
                                                 1996            1995           1994
Primary
Net Earnings (Loss)                              $(5,936,096)    $  881,950     $  (387,743)
                                                 ===========     ==========     ===========
Average common shares outstanding                  6,866,154      6,795,559      6,707,449

Dilutive effect of stock options and
warrants after application of treasury
stock method                                               -        114,315             -


Weighted average shares outstanding                6,866,154      6,909,874      6,707,449
                                                 ===========     ==========     ==========


Earnings (Loss) per common & common
  equivalent share                                     $(.86)          $.13          $(.06)
                                                 ===========     ==========     ==========


Assuming Full Dilution

Net Earnings (Loss)                              $(5,936,096)    $  881,950     $ (387,743)
                                                 ===========     ==========     ==========

Weighted average shares outstanding                6,866,154      6,909,874      6,707,449



Additional dilutive effect of stock
options & warrants after application
of treasury stock method                                   -         11,520              -
                                                 -----------     ----------     ----------

Weighted average shares outstanding                6,866,154      6,921,394      6,707,449
                                                 ===========     ==========     ==========

Earnings (Loss) per common share
assuming full dilution                                 $(.86)          $.13          $(.06)
                                                 ===========     ==========     ==========