Form 10-Q
period 1997-03-31
MOSCOM CORP
filed 1997-05-15
CIK 747605

FORM 10-Q
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549

              Quarterly Report Under Section 13 or 15 (d)
                of the Securities Exchange Act of 1934

                   For Quarter Ended March 31, 1997

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

          YES        _XX_         NO ____

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 1997.

     Common stock, par value $.10                 7,219,967 shares

     This report consists of 14 pages.

                                 INDEX



                                                            Page

PART I    FINANCIAL INFORMATION

  Item 1    Financial Statements

            Consolidated Balance Sheets -                   3,   4
            March 31, 1997 and December 31, 1996

            Consolidated Statements of Operations -         5
            Three Months Ended March 31, 1997 and 1996

            Consolidated Statements of Cash Flows -         6
            Three Months Ended March 31, 1997 and 1996

            Notes To Consolidated Financial Statements      7,   8

  Item 2    Management's Discussion and Analysis of         9 - 11
            Financial Condition and Results of Operations


PART II   OTHER INFORMATION

  Item 6    Exhibits and Reports on Form 8-K               12 - 13

                   PART  I -  FINANCIAL INFORMATION

                          MOSCOM CORPORATION
                           And Subsidiaries

                      CONSOLIDATED BALANCE SHEETS

                                          March 31,           December 31,
ASSETS                                    1997                1996*
CURRENT ASSETS:                           (Unaudited)
 Cash and Cash Equivalents
  (Including Short-term investments
   of $197,801 and $1,353,590
   respectively)                          $    583,278         $ 2,025,535
 Investments                                 1,907,397             250,180
 Accounts Receivable, trade (net of
  allowance for doubtful accounts
  of $122,000 and $118,000,
  respectively)                              2,903,248           3,477,384
 Inventories                                 1,743,449           1,887,808
 Prepaid Expenses                              166,446              69,719
                                           -----------         -----------
      Total Current Assets                   7,303,818           7,710,626

PLANT AND EQUIPMENT                          5,698,870           5,655,706
 Less Accumulated Depreciation              (4,613,570)         (4,520,657)
                                           -----------         -----------
 Plant and Equipment (Net)                   1,085,300           1,135,049

OTHER ASSETS:
 License fees and purchased software
  (Net of accumulated amortization
   of $244,777 and $223,065
   respectively)                                72,487              93,520
 Software Development Costs
   (Net of accumulated
    amortization of $1,801,273
    and $1,531,780 respectively)             3,169,063           3,145,298
 Deposits and Other Assets                   1,508,070           1,520,130
                                           -----------         -----------
Total Other Assets                           4,749,620           4,758,948
                                           -----------         -----------
TOTAL ASSETS                               $13,138,738         $13,604,623
                                           ===========         ===========

See notes to Consolidated Financial Statements.

             *  Derived from Audited Financial Statements

                          MOSCOM CORPORATION
                           And Subsidiaries

                      CONSOLIDATED BALANCE SHEETS

                                           March 31,           December
                                           1997                31,
                                           (Unaudited)         1996*

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts Payable                         $   688,728         $ 1,170,508
  Accrued Compensation and Related Taxes       898,707             961,155
  Other Accrued Expenses                     1,352,359           1,452,688
                                           -----------         -----------
     Total Current Liabilities               2,939,794           3,584,351

 Pension Obligation                          1,395,682           1,320,682
                                           -----------         -----------
                                             4,335,476           4,905,033

STOCKHOLDERS' EQUITY:
 Common Stock, par value $.10,
  20,000,000 shares authorized; issued
  and outstanding, 7,219,967
  and 6,934,872, respectively                  721,997             693,487
 Additional Paid-in Capital                 17,315,920          15,785,850
 Retained Earnings                          (9,064,040)         (7,723,351)
 Cumulative Translation Adjustment            (170,615)            (56,396)
                                           -----------         -----------
                                             8,803,262           8,699,590
                                           -----------         -----------
TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY                                    $13,138,738         $13,604,623
                                           ===========         ===========


See notes to Consolidated Financial Statements.

             *  Derived from Audited Financial Statements

                          MOSCOM CORPORATION
                           And Subsidiaries

                 CONSOLIDATED STATEMENTS OF OPERATIONS

                                          Three Months Ended
                                               March 31,
                                              (Unaudited)

                                          1997           1996

SALES                                     $ 2,771,059    $ 2,804,280
                                          -----------    -----------
COSTS AND OPERATING EXPENSES:
 Cost of Sales                                812,791        954,659
 Engineering & Software Development           730,393        603,585
 Selling, General and Administrative        2,598,239      2,606,085
                                          -----------    -----------
  Total Costs and Operating Expenses        4,141,423      4,164,329
                                          -----------    -----------

 LOSS FROM OPERATIONS                      (1,370,364)    (1,360,049)

INTEREST INCOME                                29,675         88,646
                                          -----------    -----------


LOSS BEFORE INCOME TAXES                   (1,340,689)    (1,271,403)

INCOME TAXES
                                                    -        (84,000)
                                          -----------    -----------
NET LOSS                                  $(1,340,689)   $(1,187,403)
                                          ============   ============

LOSS PER SHARE                                  $(.19)         $(.17)
                                          ============   ============


See notes to Consolidated Financial Statements.

                          MOSCOM CORPORATION
                           And Subsidiaries
                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    Three Months Ended
                                                         March 31,
                                                1997            1996
                                                       (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                        $(1,340,689)    $(1,187,403)
                                                -----------     -----------
Adjustments to Reconcile Loss to Net Cash
 Provided by Operating Activities
  Depreciation and Amortization                     384,517         466,847
  Provision for Losses on Accounts
    Receivable                                        3,750           6,000
  Provision for Inventory Obsolescence               25,000          50,001

  Changes in Assets and Liabilities
    Short Term Investments                       (1,657,217)        259,724
    Accounts Receivable                             570,386       1,108,473
    Inventories                                     119,359          62,358
    Prepaid Expenses                                (96,727)         (8,113)
    License Fees                                     (1,078)         (7,700)
    Other Assets                                     12,060          13,664
    Accounts Payable                               (481,780)        (98,372)
    Other Liabilities                                75,000          58,749
    Other Current Liabilities                      (276,996)       (495,487)
                                                -----------     -----------
  Net Adjustments                                (1,323,726)      1,416,144
                                                -----------     -----------
  Net Cash Provided (Used) by Operating
   Activities                                    (2,664,415)        228,741
                                                -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Additions to Property and Equipment               (43,164)        (88,558)
  Software Development Costs                       (293,258)       (438,888)
                                                -----------     -----------
Net Cash Flows from Investing Activities:          (336,422)       (572,446)
                                                -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Sale of Stock                                   1,540,768               -
  Dividends Paid                                          -        (136,477)
  Exercise of Stock Options and Warrants             39,310         138,000
  Stock Retirements                                 (21,498)        ( 7,625)
                                                -----------     -----------
  Net Cash Flows from Financing Activities        1,558,580          (6,102)
                                                -----------     -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS        (1,442,257)       (349,807)

CASH AND CASH EQUIVALENTS, BEGINNING OF
     PERIOD                                       2,025,535       2,727,340
                                                -----------     -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD        $   583,278     $ 2,377,533
                                                ===========     ===========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1)  GENERAL

    The accompanying unaudited consolidated financial statements include all adjustments of a normal and recurring nature which are, in the opinion of Registrants management, necessary to present fairly Registrants financial position as of March 31, 1997 and the results of its operations and cash flows for the three months ended March 31, 1997 and 1996. All significant intercompany accounts and transactions have been eliminated.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Annual Report for the fiscal year ended December 31, 1996.

    Management believes that the procedures followed in preparing these consolidated financial statements are reasonable under the circumstances, but the accuracy of the amounts in the financial statements are in some respect dependent upon facts that will exist, and procedures that will be accomplished by Registrant later in the fiscal year.

    The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for a full years operation.

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

(2)  INVENTORIES

     The composition of inventories at March 31, 1997 and December 31, 1996 was as follows:

                                    March 31,        December 31,
                                         1997                1996
Purchased parts and
 components                        $  830,069          $  873,918
Work in process                       166,164             256,104
Finished goods                        747,216             757,786
                                   ----------          ----------
                                   $1,743,449          $1,887,808
                                   ==========          ==========

(3)  PLANT AND EQUIPMENT

     The major classifications of plant and equipment at March 31, 1997, and December 31, 1996 are:

                                    March 31,      December 31,
                                         1997              1996
     Machinery and equipment        1,759,921        $1,532,876
     Computer hardware and
      software                      2,572,003         2,755,519
     Furniture and fixtures         1,043,307         1,040,879
     Leasehold improvements           323,639           326,432
                                   ----------        ----------
                                   $5,698,870        $5,655,706
                                   ==========        ==========


(4)  EARNINGS PER SHARE

     Weighted average shares outstanding for the three months ended March 31, 1997 and 1996 do not include common stock equivalents, as their effect on earnings per share would be anti-dilutive. In February 1997, Statement of Financial Accounting Standards NO 128(SFAS No. 128), Earnings per Share, was issued, superseding APB Opinion 15, Earnings per Share (Opinion 15). This statement specifies the computation, presentation and disclosure requirements for earnings per share (EPS) for companies with publicly held common stock or potential common stock. This statement replaces the reporting of primary EPS with basic EPS and changes the computation of fully diluted EPS with dilutive EPS which uses its average share price for the period, rather than the more dilutive greater of the average share price or end-of-period share price required by Opinion 15. The Company will be required to adopt SFAS No. 128 on a prospective basis at December 31, 1997. The Company believes the effect of adoption will not be material.



(5)    SUBSEQUENT EVENT

     On May 6, 1997, the Company announced that it has withdrawn the initial public offering of its Votan subsidiary. The decision was reached following indications from the underwriter that the offering could not be successfully completed. The company has decided to close down Votans California facility as continuing to fund Votans operation can no longer be justified. Sales efforts with respect to voice recognition and verification products will continue through existing distribution channels while management evaluates its options with regards to this technology. The principal assets of the Votan subsidiary consist primarily of inventory and capitalized software development costs. Management is evaluating the utilization of these assets in its future operations and accordingly, has not yet determined the impact, if any, of adjusting these assets to their net realizable value. Expenses associated with the withdrawn offering of approximately $250,000 will be charged against income in the second quarter.

Item 2 Managements Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
     Sales for the three months ended March 31, 1997 were $2,771,059, a decrease of 1% from the sales of $2,804,280 realized for the three months ended March 31, 1996. Domestic sales rose slightly from the first quarter 1996 levels, with sales to Lucent Technologies increasing 5% over first quarter 1996 levels. This gain in domestic sales was offset by a decline in foreign sales, primarily through the companys German Subsidiary whose sales fell by 27% from first quarter 1996 levels.

     Gross margin for the quarter ended March 31, 1997 amounted to 71% of sales, compared with a gross margin of 66% of sales the quarter ended March 31, 1996. The improved margin reflects lower amortization costs, related to capitalized and purchased software during the first quarter of 1997 versus the first quarter of 1996.

     Gross expenditures for engineering and software development were reduced by 6% from $1,087,473 for the three months ended March 31, 1996 to $1,023,651 for the three months ended March 31, 1997. However, as a result of a reduction in the amount of engineering and development costs capitalized, net expense charged against income for the quarter ended March 31, 1997 of $730,393 represented an increase of 21% over net engineering and development expense incurred for the same three month period of 1996.

     The table below summarizes gross expenditures for engineering and development, amounts capitalized, and net engineering expenses incurred for the three months ended March 31, 1997 and 1996.

                                         Three Months Ended
                                             March 31
                                        1997         1996
Gross Expenditures for Engineering &
 Software Development                   $1,023,651   $1,087,473
Less:  Costs capitalized                  (293,258)    (483,888)
                                        ----------   ----------
Net Engineering & Software
 development expense                    $  730,393   $  603,585
                                        ==========   ==========

     Expenses for selling, general and administrative functions of $2,598,239 for the three months that ended March 31, 1997 were basically unchanged in total from the expense level of $2,606,085 for the same three month period of 1996. This decrease in expense was achieved despite the higher expenses associated with the companys Votan Division, formed during the second quarter of 1996. These higher costs were substantially offset by a reduction in the selling and administrative costs attributable to staffing reductions at the Companys German subsidiary.

     As of the date of this report the company is exploring further reductions in its three European subsidiaries in an effort to further reduce its operating expenses going forward.

     The net loss of $1,340,689 or $0.19 per share for the quarter ended March 31, 1997 compared with a net loss of $1,187,403 or $0.17 per share for the quarter ended March 31, 1996.


Liquidity and Capital Resources

     The Companys cash position (cash plus investments) at March 31, 1997 was $2,490,675. This compared with a total cash position of $2,275,715 at December 31, 1996 and $5,085,618 at March 31, 1996.
Current ratios for the periods ended March 31, 1997, December 31, 1996 and March 31, 1996 were 2.5, 2.2 and 4.9 respectively.

     During the first quarter of 1997 the company completed a private placement of 281,593 shares of its common stock to two institutional investors for $1,620,000, yielding net proceeds of $1,540,768.

     Total assets of $13,138,738 at March 31, 1997 were down 3% total assets of $13,604,623 at December 31, 1996 mainly as a result of reductions in accounts receivable.

     Total liabilities of $4,335,476 of March 31, 1997 compared with total liabilities of $4,905,033 at December 31 1996 primarily as a result of an approximate $482,000 decline in trade payables.

     During the first quarter the Company finalized an agreement with a major commercial bank for a line of credit agreement for up to
$500,000.   Any amounts borrowed against the line would be secured by
all the companys assets. There were no borrowings against this agreement during the first quarter of 1997.

     The company believes that sufficient capital resources are available to meet its financial needs over the next twelve months.

                       PART II - OTHER INFORMATION

Item 6:             Exhibits and Reports on From 8-K

(1) Registrants Consolidated Financial Statements for the three months ended March 31, 1997 and 1996 are set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.

(2)  Calculation of earnings per share.

                                          Exhibit A:     (2)
                           MOSCOM CORPORATION
                             and Subsidiary

                   Calculations of Earnings Per Share

                                      Three Months Ended
                                          March 31,
                                      1997             1996
Primary
Net Loss                               $(1,340,689)    $(1,187,403)
                                       ===========     ===========

Weighted Common Shares Outstanding       7,089,101       6,831,250


Dilutive Effect of Stock
 Options After Application of
 Treasury Stock Method                           -               -
                                       -----------     -----------

Weighted Average Shares
 Outstanding                             7,089,101       6,831,250
                                       ===========     ===========
Loss Per Common and Common
 Equivalent Share                            $(.19)          $(.17)
                                       ===========     ===========

Assuming Full Dilution
Net Loss                               $(1,340,689)    $(1,187,403)
                                       ===========     ===========

Weighted Average Shares
 Outstanding                             7,089,101       6,831,250

Additional Dilutive Effect of
 Stock Options and Warrants
 after Application of Treasury
 Stock Method                                    -               -
                                       -----------     -----------
Weighted Average Shares
 Outstanding                             7,089,101       6,831,250
                                       ===========     ===========
Loss per Common Share Assuming
 Full Dilution                               $(.19)          $(.17)
                                       ===========     ===========

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                          MOSCOM CORPORATION

                              REGISTRANT

Date:          _________________________

_____________________________________________
Albert J. Montevecchio
Chairman of the Board and CEO



Date:          _________________________

_____________________________________________
Ronald C. Lundy
Treasurer (Chief Accounting Officer)