Form 10-Q
period 1997-06-30
MOSCOM CORP
filed 1997-08-14
CIK 747605

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, DC  20549

              QUARTERLY REPORT UNDER Section 13 or 15(d)
                of the Securities Exchange Act of 1934

                   For Quarter Ended June 30, 1997

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

(716)381-6000
(Registrants telephone number, including area code)

NA
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirement for the past 90 days.

		YES  XX 			NO  __

	Indicate the number of shares outstanding of each of the issuers classes of common stock, as of June 30, 1997.

	Common stock par value $.10           7,415,120 shares

	This report consists of 15 pages.

INDEX


PART I  FINANCIAL INFORMATION                          Page

Item 1	Financial Statements

	Consolidated Balance Sheets
        June 30, 1997 and December 31, 1996            3-4

	Consolidated Statement of Operations
	Three and Six Months Ended June 30,
        1997 and 1996                                  5

	Consolidated Statements of Cash Flows -
        Six Months Ended June 30, 1997 and 1996        6

        Notes to Consolidated Financial Statements     7-9

Item 2	Managements Discussion and Analysis of
	Financial Condition and Results of
        Operations                                    10-12

PART II	OTHER INFORMATION

Item 6  Exhibits and Reports on Form 8-K              13-14

                      PART I FINANCIAL INFORMATION

                           MOSCOM CORPORATION
                            And Subsidiaries

                      CONSOLIDATED BALANCE SHEETS

                                                   June 30,     December 31,
                                                     1997         1996*
                                                 __________________________
                                                              (Unaudited)
ASSETS

CURRENT ASSETS:

  Cash and Cash Equivalents
  (Including Short-term Investments
   of $934,871 and $1,353,590 respectively)      $ 1,464,832     $ 2,025,535
  Investments                                      1,139,110         250,180
  Accounts Receivable, trade (net of
   allowance for doubtful accounts of
   $320,000 and $118,000 respectively)             2,432,107       3,477,384
  Inventories                                      1,392,617       1,887,808
  Prepaid Expenses                                    90,628          69,719
                                                 -----------     -----------
    Total Current Assets                           6,519,294       7,710,626

PLANT AND EQUIPMENT                                4,908,906       5,655,706

  Less Accumulated Depreciation                   (4,207,970)     (4,520,657)
                                                 -----------     -----------
    Plant and Equipment (Net)                        700,936       1,135,049

OTHER ASSETS:

  License fees and purchased software
   (Net of accumulated amortization
    of $272,919 and $223,065 respectively)            44,185          93,520
  Software Development Costs
   (Net of accumulated amortization
    of $1,826,040 and $1,531,780
    respectively)                                  2,733,412       3,145,298
  Deposits and Other Assets                        1,423,514       1,520,130
                                                 -----------     -----------
  Total Other Assets                               4,201,111       4,758,948
                                                 -----------     -----------
   TOTAL ASSETS                                  $11,421,341     $13,604,623
                                                 ===========     ===========


See notes to Consolidated Financial Statements.

*Derived from Audited Financial Statement

                            MOSCOM CORPORATION
                             And Subsidiaries

                        CONSOLIDATED BALANCE SHEETS

                                                  June 30,       December 31,
                                                   1997             1996*
                                                 _____________________________
                                                              (Unaudited)

LIABILITIES AND STOCKHOLDERS EQUITY

CURRENT LIABILITIES:

  Accounts Payable                               $ 1,120,462     $ 1,170,508
  Accrued Compensation and Related Taxes           1,045,318         961,155
  Other Accrued Expenses                           1,563,739       1,452,688
                                                 -----------     -----------
   Total Current Liabilities                       3,729,519       3,584,351

Pension Obligation                                 1,980,258       1,320,682
                                                 -----------     -----------
                                                   5,709,777       4,905,033


STOCKHOLDERS EQUITY

Common Stock, par value $.10
  20,000,000 shares authorized;
  issued and outstanding, 7,415,120
  and 6,934,872 respectively                         741,512         693,487
Additional Paid-in Capital                        18,053,905      15,785,850
Retained Earnings                                (12,868,876)     (7,723,351)
Cumulative Translation Adjustment                   (214,977)        (56,396)
                                                 -----------     -----------
                                                   5,711,564       8,699,590
                                                 -----------     -----------
   TOTAL LIABILITIES AND
    STOCKHOLDERS EQUITY                          $11,421,341     $13,604,623
                                                 ===========     ===========

See notes to Consolidated Financial Statements.

* Derived from Audited Financial Statements

                              MOSCOM CORPORATION
                               and Subsidiaries

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                        Three Months Ended           Six Months Ended
                             June 30                      June 30
                           (Unaudited)                   (Unaudited)

                        1997          1996          1997          1996

                        ____________________________________________________

SALES                   $3,128,863    $3,347,859    $5,899,922    $6,152,139

COSTS AND OPERATING
EXPENSES:
 Cost of Sales           1,175,409       904,206     1,988,200     1,858,865
 Engineering &
  Software Dev             724,347       564,241     1,454,740     1,167,826
 Selling, General,
  and Admin              2,679,746     2,567,993     5,277,985     5,174,078
 Other Non-recurring
  Costs                  2,377,869             -     2,377,869             -
                        ----------    ----------    ----------    ----------
Total Costs &
  Operating Expenses     6,957,371     4,036,440    11,098,794     8,200,769
                        ----------    ----------    ----------    ----------
LOSS FROM OPERATIONS    (3,828,508)     (688,581)   (5,198,872)   (2,048,630)

INTEREST INCOME             23,672        38,178        53,347       126,824
                        ----------    ----------    ----------    ----------
LOSS BEFORE
 INCOME TAXES           (3,804,836)     (650,403)   (5,145,525)   (1,921,806)
INCOME TAXES                     -             -             -       (84,000)
                        ----------    ----------    ----------    ----------

NET LOSS               $(3,804,836)    $(650,403)  $(5,145,525)  $(1,837,806)
                       ============   ===========  ============  ============

NET LOSS PER SHARE           $(.52)        $(.10)        $(.71)        $(.27)
                       ============   ===========  ============   ============

See notes to Consolidated Financial Statements.

                              MOSCOM CORPORATION
                              and Subsidiaries
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         Six Months Ended
                                                              June 30
                                                       1997            1996
                                                           (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                          $(5,145,525)    $(1,837,806)
                                                  -----------     -----------
Adjustments to Reconcile Loss to Net Cash
 Provided by Operating Activities
  Depreciation and Amortization                     1,306,002         914,064
  Provision for Losses on Accounts Receivable         207,500          12,000
  Provision for Inventory Obsolescence                281,411         100,002
Changes in Assets and Liabilities
  Short Term Investments                             (888,930)       (237,924)
  Accounts Receivable                                 837,777         931,006
  Inventories                                         213,780         103,136
  Prepaid Expenses                                    (20,909)        (50,151)
  License Fees                                         (1,477)        (27,863)
  Other Assets                                         96,616          32,278
  Accounts Payable                                    (50,046)        (62,545)
  Other Long Term Liabilities                         659,576         117,498
  Other Current Liabilities                            36,633        (516,605)
                                                   ----------      ----------
Net Adjustments                                     2,677,933       1,314,896
                                                   ----------      ----------
Net Cash Used by Operating Activities              (2,467,592)       (522,910)
                                                   ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Loss on Disposal of Fixed Assets                     301,919               -
 Additions to Property and Equipment                  (52,688)       (172,744)
 Software Development Costs                          (658,422)     (1,186,822)
                                                   ----------      ----------
Net Cash Flows from Investing Activities             (409,191)     (1,359,566)
                                                   ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Sale of Stock                                      2,289,518               -
 Dividends Paid                                             -        (136,477)
 Exercise of Stock Options and Warrants               103,062         219,715
 Stock Retirements                                    (76,500)         (7,625)
                                                   ----------      ----------
Net Cash Flows from Financing Activities            2,316,080          75,613
                                                   ----------      ----------
NET DECREASE IN CASH AND CASH EQUIVALENTS            (560,703)     (1,806,863)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD      2,025,535       2,727,340
                                                   ----------      ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD           $1,464,832      $  920,477
                                                   ==========      ==========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1)  GENERAL

The accompanying unaudited consolidated financial statements include all adjustments of a normal and recurring nature which are, in the opinion of Registrants management, necessary to present fairly Registrants financial position as of June 30, 1997 and the results of its operations and cash flows for the three and six months ended June 30, 1997 and 1996. All significant inter-company accounts and transactions have been eliminated.

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Annual Report for the fiscal year ended December 31, 1996.

Management believes that the procedures followed in preparing these consolidated financial statements are reasonable under the circumstances, but the accuracy of the amounts in the financial statements are in some respect dependent upon facts that will exist, and procedures that will be accomplished by Registrant later in the fiscal year.

The results of operations for the three and six months ended June 30, 1997 are not necessarily indicative of the results to be expected for a full years operation.

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

(2)  INVENTORIES

The composition of inventories at June 30, 1997 and December 31, 1996 was as follows:

                                       June 30,    December 31,
                                          1997            1996
                                      -------------------------

Purchased parts and components         $ 489,519       $873,918
Work in process                          202,419        256,104
Finished goods                           700,679        757,786
                                      ----------     ----------
                                      $1,392,617     $1,887,808
                                      ==========     ==========

(3)  PLANT AND EQUIPMENT

The major classifications of plant and equipment at June 30, 1997, and December 31, 1996 are:

                                      June 30,      December 31,
                                        1997            1996
                                    ---------------------------
Machinery and equipment               $1,461,454     $1,532,876
Computer hardware and software         2,328,325      2,755,519
Furniture and fixtures                   860,892      1,040,879
Leasehold improvements                   258,235        326,432
                                      ----------     ----------
                                      $4,908,906     $5,655,706
                                      ==========     ==========
(4)  EARNINGS PER SHARE

Weighted average shares outstanding for the three and six months ended June 30, 1997 and 1996 do not include common stock equivalents, as their effect on earnings per share would be antidilutive. In February 1997, Statement of Financial Accounting Standards No 128(SFAS No. 128), Earnings per Share, was issued, superseding APB Opinion 15, Earnings per Share (Opinion 15). This statement specifies the computation, presentation and disclosure requirements for earnings per share (EPS) for companies with publicly held common stock or potential common stock. This statement replaces the reporting of primary EPS with basic EPS and changes the computation of fully diluted EPS with dilutive EPS which uses its average share price for the period, rather that the more dilutive greater of the average share price of end-of-period share price required by Opinion 15. The Company will be required to adopt SFAS No. 128 on a prospective basis at December 31, 1997. The Company believes the effect of adoption will not be material.

(5)  OTHER NON-RECURRING COSTS

The Company recorded a second quarter 1997 charge against earnings of $2,377,869 consisting of the following.

Restructuring Charges                 $  618,954
Accelerated Retirement Benefits          509,576
Other Non-Recurring Charges            1,249,339
                                      ----------
                                      $2,377,869
                                      ==========

The restructuring charges are attributable to the closing of the Companys European subsidiaries and its Votan division located in California, all of which had been operating unprofitably. These closings were part of a restructuring plan developed by the Companys management and approved by its Board of Directors during May 1997. The plan allows the Company to focus its attentions and resources on its core businesses and profitable markets, while at the same time significantly reducing operating expenses. The charge of $618,954 consists of lease termination charges, the disposal of certain fixed assets, and severance and accrued compensation payments to effected employees. In total, employment was reduced by 28 employees as a result of the restructuring of these subsidiaries.

The charge of $509,576 for accelerated retirement benefits relate to the retirement of the Companys former President and CEO, Albert J. Montevecchio, who submitted a proposal for his retirement to the Board of Directors on May 21. This charge represents an acceleration of charges that normally would have been accrued by the Company over the next four years had Mr. Montevecchio remained with the Company to age 65 as assumed by his employment agreement with the Company.

The other non-recurring charges of $1,249,339 consist of a variety of items including $276,712 of costs incurred in connection with the withdrawn Votan initial public offering, the write-off of accounts receivable of $492,500 associated with US West and certain foreign accounts, the write-off of capitalized software associated with the Votan voice technologies of $470,876 and miscellaneous expenses of $9,251.

Item 2 Managements Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Sales for the three and six month periods ended June 30, 1997 of $3,128,863 and $5,899,922 respectively, represented decreases of 7% and 4% from the sales of $3,347,859 and $6,152,139 for the same three and six month periods ended June 30, 1996. Sales of the Companys core call accounting products for the first six months of 1997 were almost identical to the sales achieved during the first half of 1996, with sales to Lucent Technologies, the Companys largest customer, increasing by 9% from the prior years level. However, 1997 sales to foreign markets decreased by 12% from the sales level attained during the first six months of 1996 mainly as a result of lower shipments to Siemens, traditionally the Companys largest foreign customer.

The prospects for the Companys newest product offerings, Verabill IS and TMS, continue to improve although they are not yet contributing significantly to revenues. Several orders for Verabill IS were received in the second quarter for shipment in the third quarter of the year and the company is aware of a backlog of proposals outstanding from its distributors. The TMS product, the Companys newest telemanagement software product was introduced at a Lucent Technologies users group meeting in June, and is currently in the certification process at Lucent and beta tests. The Company anticipates shipments of TMS will commence in the fourth quarter.

The second quarter of 1997 included a series of events and changes, some of which had an immediate and negative impact on second quarter results and some of which will have far reaching and a future positive impact upon the Companys results.

On May 6, 1997 the Company announced that it was withdrawing its attempted initial public offering of its subsidiary, Votan Corporation, based upon indications from the offering underwriter that it could not be successfully completed.

The Company has taken a charge against second quarter results of $276,712 for expenses incurred in connection with the attempted offering. Upon withdrawal of the offering the company closed down the operations of Votan in Pleasanton, California and consolidated the remaining functions into MOSCOMs operations in Pittsford, New York. As a result of this closing the Company expects to reduce its annual operating expenses by approximately $2 million per year. The Company is exploring various alternatives including the sale and licensing of the Votan technology. As a result of the closing, the Company recorded a second quarter charge of $450,876 for unamortized capitalized software related to a variety of voice products, as well as capital asset write-offs and severance charges.

On May 20 the Company announced that it has received notification from US West, that MOSCOM will not be awarded a contract for a station message detail record collection and transmission system. In November 1996, US West had sent MOSCOM a letter of intent, stating that MOSCOM had been selected as the supplier of choice for this project. US West stated that the main reason for their decision was their desire to have a UNIX-based solution, rather that MOSCOMs proposed Windows NT solution. As a result the Company reversed $292,500 of revenue previously billed to US West against this project.

Also during the second quarter the Company announced that it was closing MOSCOM Ltd and Global Billing Services Inc., subsidiaries located in England and severely cutting back employment at MOSCOM GMBH, the Companys German subsidiary with the intention of closing the German office by the end of September 1997. It is the Companys opinion that it could not operate its European subsidiaries profitably. The Company will continue to sell to its European customers, dealers and distributers, but will provide sales and technical support directly from the United States. The Company expects a reduction in annual operating expenses from these closings of approximately $2.2 million per year. The Company recorded a second quarter charge of $618,954 in restructuring costs consisting of lease termination charges, capital asset write-offs, and severance charges attributable to the closing of the European subsidiaries and the Votan division.

On May 21, 1997 the Companys President and CEO Albert J. Montevecchio submitted a proposal for retirement. Subsequently David G Mazzella was named MOSCOMs new CEO, replacing Mr. Montevecchio. Mr. Mazzella joined MOSCOM as its President and Chief Operating Officer in February of 1997. Mr. Mazzella has over 15 years of senior management experience in the telecommunications industry. Previously, he was President and CEO of NPC/Scotgroup, Corporate Vice President of Glenayre Electronics, and President and CEO of Multitone Electronics Incorporated.

The Company and Mr. Montevecchio have been engaged in negotiations over his retirement compensation. Proposals outstanding from each party involve retirement payments to be made to Mr. Montevecchio over a seventeen year period, structured to accelerate charges that would otherwise have accrued under an insurance funded executive retirement plan. The acceleration of charges resulted in a charge against earnings in the second quarter of $509,576.

Cost of sales percentages of 38% for the three months ended June 30, 1997 and 34% for the six months ended June 30, 1997 compared with cost of sales percentages of 27% and 30% for the same three and six month periods of 1996. The higher cost of sales were attributable to the non-recurring inventory write-off associated with the closing of the Votan subsidiary. Cost of sales percentages are expected to return to historical levels during the third and fourth quarters of 1997.

Net engineering and software development expenses for both the three and six month periods of 1997 rose from 1996 levels for the same three and six month periods despite lower gross spending. This was the result of significantly lower percentage of engineering and development spending being capitalized as illustrated by the following table.


                              Three Months Ended        Six Months Ended
                                   June 30                  June 30
                              1997          1996        1997          1996
Gross Expenditures for
 Engineering & Software
 Development               1,089,511     1,267,175     2,113,162    2,354,648
Less Costs Capitalized      (365,164)     (702,934)     (658,422)  (1,186,822)
                          ----------    ----------    ----------   ----------
Net Engineering & S/W
 Development Expense      $  724,347    $  564,241    $1,454,740   $1,167,826
                          ==========    ==========    ==========   ==========

Selling general and administrative expense for the six months ended June 30, 1997 were $5,277,985, an increase of 2% over expenses incurred of $5,174,078 for the first six months of 1996. The increase was attributable to higher selling and administrative costs associated with the Companys Votan subsidiary.

Given the closing of the Votan and European subsidiaries the Company expects to realize significant reductions in operating expenses throughout the second half of 1997.

The Company recorded other non-recurring costs of $2,377,869 during the second quarter of 1997 related to the effects of restructuring, the Votan IPO and other events mentioned earlier in this report. These costs are summarized in Note 5 of the financial statements included with this report.

After the effect of the non-recurring charges the company recorded a loss of $3,804,836 or $0.52 per share for the quarter ended June 30, 1997. For the same three months ended June 30, 1996 the Company recorded a loss of $650,403 or $0.10 per share.

For the six months ended June 30, 1997 the Company incurred a loss of $5,145,525 or $0.71 per share, versus a loss of $1,837,806 or $0.27 per share for the first six months of 1996.

Liquidity and Capital Resources
-------------------------------
The Companys total cash position (cash plus investments) at June 30, 1997 of $2,603,942, compares with total cash positions of $2,275,715 at December 31, 1996 and $4,126,210 at June 30, 1996.

Current Ratios at June 30, 1997, December 31, 1996 and June 30, 1996 were 1.7, 2.2, and 4.4 respectively.

The Company has taken a number of measures over the last six months in order to secure its short term financing as well as to provide for future growth.

On June 4, 1997 the Company entered into a private equity line of credit agreement (Equity Line) with a single investor (Investor). Under the Equity Line the Company has the right for a period of two years to sell to the Investor shares of the Companys Common Stock at a price equal to 88% of the average bid price of the stock for the subsequent ten trading days. During the two year period the Company may sell up to $6 million of common stock to the Investor with no more than $500,000 in any single month. As an initial draw the Company received $750,000 from the Investor in June 1997.

During the first quarter of 1997, the Company signed an agreement with a major commercial bank for a secured line of credit agreement for up to $500,000. There have been no borrowings against this agreement.

In addition to the subsidiary closings described in the management discussion and analysis portion of this report, the corporate headquarters of MOSCOM Corporation also underwent a complete restructuring and consolidation of functions in order to operate more efficiently. Since last November employment has been reduced from 205 employees worldwide to approximately 130 employees as of the date of this report. It is expected that the aggregate impact of the restructuring and employment reductions will be a savings of approximately $5 million per year in operating expenses, and provide for positive cash flows from operations by early fourth quarter.

Given the effects of restructuring, combined with current cash balances available and the credit agreements referred to above, the Company believes that sufficient capital resources are available to meet its financial needs over the next twelve months

PART II - OTHER INFORMATION

ITEM 6  Exhibits and Reports on Form 8-K

(1) Registrants Consolidated Financial Statements for the three and six months ended June 30, 1997 and 1996 are set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.

(2) Calculation of earnings per share.

                                                                Exhibit A: (2)
                              MOSCOM CORPORATION
                                and Subsidiary
                      Calculations of Earnings Per Share


                                           Three Months Ended               Six Months Ended
                                                June 30                          June 30
                                              (Unaudited)                     (Unaudited)
                                           1997            1996          1997            1996

                                       _________________________________________________________
Basic
-----
Net Loss                               $(3,804,836)     $(650,403)   $(5,145,525)   $(1,837,806)
                                       ===========      =========    ===========    ===========
Weighted Common Shares Outstanding       7,280,931      6,861,335      7,185,016      6,846,293

Dilutive Effect of Stock Options
After Application of Treasury
Stock Method                                     -              -              -              -
                                       -----------      ---------    -----------    -----------

Weighted Average Shares Outstanding      7,280,931      6,861,335      7,185,016      6,846,293
                                       ===========      =========    ===========    ===========
Loss Per Common and Common
Equivalent Share                             $(.52)         $(.10)         $(.71)         $(.27)
                                       ===========      =========    ===========    ===========
Assuming Full Dilution
----------------------
Net Loss                               $(3,804,836)     $(650,403)   $(5,145,525)   $(1,837,806)
                                       ===========      =========    ===========    ===========

Weighted Average Shares Outstanding      7,280,931      6,861,335      7,185,016      6,846,293


Additional Dilutive Effect of
Stock Options and Warrants after
Application of Treasury Stock Method             -              -              -              -
                                       -----------      ---------    -----------    -----------

Weighted Average Shares Outstanding      7,280,931      6,861,335      7,185,016      6,846,293
                                       ===========      =========    ===========    ===========


Loss per Common Share Assuming Full
 Dilution                                    $(.52)         $(.10)         $(.71)         $(.27)
                                       ===========      =========    ===========    ===========

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOSCOM CORPORATION

REGISTRANT

Date:  _________________


________________________
David G. Mazzella
President & CEO


Date:  __________________


_________________________
Ronald C. Lundy
Treasurer
(Chief Accounting Officer)

6