Form 10-Q
period 1997-09-30
MOSCOM CORP
filed 1997-11-13
CIK 747605

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC  20549

                 QUARTERLY REPORT UNDER Section 13 or 15(d)
                   of the Securities Exchange Act of 1934

                    For Quarter Ended September 30, 1997

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

	Indicate the number of shares outstanding of each of the issuers classes of common stock, as of September 30, 1997.

	Common stock par value $.10           7,429,122 shares

	This report consists of 15 pages.

                                     INDEX


PART I  FINANCIAL INFORMATION                            Page

Item 1	Financial Statements

	Consolidated Balance Sheets
	September 30, 1997 and December 31, 1996	  3-4

        Consolidated Statements of Operations
	Three and Nine Months Ended
        September 30, 1997 and 1996                       5

	Consolidated Statements of Cash Flows -
	Nine Months Ended September 30, 1997 and 1996	  6

	Notes to Consolidated Financial Statements	  7-9

Item 2	Managements Discussion and Analysis of
	Financial Condition and Results of
        Operations                                       10-12

PART II	OTHER INFORMATION

Item 6  Exhibits and Reports on Form 8-K                 13-14

                         PART I FINANCIAL INFORMATION

                              MOSCOM CORPORATION
                               And Subsidiaries

                         CONSOLIDATED BALANCE SHEETS


                                                 September 30,   December 31,
                                                         1997          1996*

                                                 ____________________________
                                                          (Unaudited)
ASSETS

CURRENT ASSETS:

  Cash and Cash Equivalents
  (Including Investments of $630,105
   and $1,353,590 respectively)                  $   813,190      $ 2,025,535
  Investments                                      1,333,270          250,180
  Accounts Receivable, trade (net of
   allowance for doubtful accounts of
   $290,000 and $118,000 respectively)             2,397,501        3,477,384
  Inventories                                      1,223,545        1,887,808
  Prepaid Expenses                                    62,647           69,719
                                                 -----------      -----------
    Total Current Assets                           5,830,153        7,710,626

PLANT AND EQUIPMENT                                4,959,378        5,655,706
  Less Accumulated Depreciation                   (4,267,155)      (4,520,657)
                                                 -----------      -----------
    Plant and Equipment (Net)                        692,223        1,135,049

OTHER ASSETS:

  License fees and purchased software
   (Net of accumulated amortization
    of $281,771 and $223,065 respectively)            36,518           93,520
  Software Development Costs
   (Net of accumulated amortization of
    $841,265 and $1,531,780 respectively)          2,902,047        3,145,298
  Deposits and Other Assets                        1,435,361        1,520,130
                                                 -----------      -----------
  Total Other Assets                               4,373,926        4,758,948
                                                 -----------      -----------
   TOTAL ASSETS                                  $10,896,302      $13,604,623
                                                 ===========      ===========

See notes to Consolidated Financial Statements.

*Derived from Audited Financial Statement

                              MOSCOM CORPORATION
                               And Subsidiaries

                          CONSOLIDATED BALANCE SHEETS

                                                 September 30,   December 31,
                                                         1997          1996*

                                                 ____________________________
                                                            (Unaudited)

LIABILITIES AND STOCKHOLDERS EQUITY

CURRENT LIABILITIES:

  Accounts Payable                               $   685,540      $ 1,170,508
  Accrued Compensation and Related Taxes             755,291          961,155
  Other Accrued Expenses                           1,706,073        1,452,688
                                                 -----------      -----------
   Total Current Liabilities                       3,146,904        3,584,351

Pension Obligation                                 1,973,812        1,320,682
                                                 -----------      -----------
   TOTAL LIABILITIES                               5,120,716        4,905,033


STOCKHOLDERS EQUITY

Common Stock, par value $.10
  20,000,000 shares authorized;
  issued and outstanding, 7,429,122
  and 6,934,872 respectively                         742,912          693,487
Additional Paid-in Capital                        18,105,253       15,785,850
Accumulated Deficit                              (12,841,630)      (7,723,351)
Cumulative Translation Adjustment                   (230,949)         (56,396)
                                                 -----------      -----------
                                                   5,775,586        8,699,590
                                                 -----------      -----------
   TOTAL LIABILITIES AND
    STOCKHOLDERS EQUITY                          $10,896,302      $13,604,623
                                                 ===========      ===========

See notes to Consolidated Financial Statements.

* Derived from Audited Financial Statements

                              MOSCOM CORPORATION
                               and Subsidiaries

                    CONSOLIDATED STATEMENTS OF OPERATIONS


                                      Three Months Ended            Nine Months Ended
                                         September 30                  September 30
                                          (Unaudited)                  (Unaudited)

                                       1997          1996           1997          1996

                                    ______________________________________________________
NET SALES                           $3,204,875    $4,055,118     $9,104,797    $10,207,257

COSTS AND OPERATING EXPENSES:
 Cost of Sales                         692,319     1,313,685      2,680,519      3,172,550
 Engineering & Software Dev            418,625     1,251,126      1,873,365      2,418,952
 Selling, General, and Admin         2,079,310     3,099,727      7,357,295      8,273,805
 Other Non-recurring Costs                   -     1,560,407      2,377,869      1,560,407
                                    ----------   -----------    -----------    -----------
Total Costs & Operating Expenses     3,190,254     7,224,945     14,289,048     15,425,714
                                    ----------   -----------    -----------    -----------
INCOME (LOSS)FROM OPERATIONS            14,621    (3,169,827)    (5,184,251)    (5,218,457)

INTEREST INCOME                         12,625        52,766         65,972        179,590
                                    ----------   -----------    -----------    -----------
INCOME (LOSS) BEFORE INCOME TAXES       27,246    (3,117,061)    (5,118,279)    (5,038,867)
INCOME TAXES                                 -             -              -        (84,000)
                                    ----------   -----------    -----------    -----------
NET INCOME (LOSS)                   $   27,246   $(3,117,061)   $(5,118,279)   $(4,954,867)
                                    ==========   ===========    ===========    ===========
NET INCOME (LOSS) PER SHARE              $ .00         $(.45)         $(.71)         $(.72)
                                         =====         =====          =====          =====

See notes to Consolidated Financial Statements.

                              MOSCOM CORPORATION
                               and Subsidiaries
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     Nine Months Ended
                                                       September 30
                                                     1997         1996
                                                 ___________________________
                                                         (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                         $(5,118,279)    $(4,954,867)
                                                 -----------     -----------
Adjustments to Reconcile Net Loss to Net Cash
 Provided by Operating Activities
  Depreciation and Amortization                    1,525,285       2,254,841
  Provision for Losses on Accounts Receivable        211,250          18,000
  Provision for Inventory Obsolescence               306,412         225,003
Changes in Assets and Liabilities
  Short Term Investments                          (1,083,090)      1,049,032
  Accounts Receivable                                868,633         242,205
  Inventories                                        357,851        (321,545)
  Prepaid Expenses                                     7,072          (3,064)
  License Fees                                        (1,858)        (32,809)
  Other Assets                                        84,769          31,218
  Accounts Payable                                  (484,968)        613,646
  Other Long Term Liabilities                        653,130         176,247
  Other Current Liabilities                         (127,032)        253,164
                                                 -----------     -----------
Net Adjustments                                    2,317,454       4,505,938
                                                 -----------     -----------
Net Cash Used by
  Operating Activities                            (2,800,825)       (448,929)
                                                 -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Loss on Disposal of Fixed Assets                    301,919               -
 Additions to Property and Equipment                (103,160)       (345,735)
 Software Development Costs                         (979,107)     (1,371,724)
                                                 -----------     -----------
Net Cash Flows from Investing Activities            (780,348)     (1,717,459)
                                                 -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Sale of Stock                                     2,278,267               -
 Dividends Paid                                            -        (136,477)
 Exercise of Stock Options and Warrants              167,061         275,771
 Stock Retirements                                   (76,500)         (7,626)
                                                 -----------     -----------
Net Cash Flows from Financing Activities           2,368,828         131,668

NET DECREASE IN CASH AND CASH EQUIVALENTS         (1,212,345)     (2,034,720)

CASH AND CASH EQUIVALENTS, BEGINNING OF
 PERIOD                                            2,025,535       2,727,340
                                                 -----------     -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD         $   813,190     $   692,620
                                                 ===========     ===========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1)  GENERAL

The accompanying unaudited consolidated financial statements include all adjustments of a normal and recurring nature which are, in the opinion of Registrants management, necessary to present fairly Registrants financial position as of September 30, 1997 and the results of its operations and cash flows for the three and nine months ended September 30, 1997 and 1996. All significant inter-company accounts and transactions have been eliminated.

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

The results of operations for the three and nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for a full years operation.

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

(2)  INVENTORIES

The composition of inventories at September 30, 1997 and December 31, 1996 was as follows:

                                         September 30,   December 31,
                                             1997            1996
                                         ____________________________

Purchased parts and components               $ 478,925       $873,918
Work in process                                178,925        256,104
Finished goods                                 565,695        757,786
                                            ----------     ----------
                                            $1,223,545     $1,887,808
                                            ==========     ==========

(3)  PLANT AND EQUIPMENT

The major classifications of plant and equipment at September 30, 1997, and December 31, 1996 are:

                                         September 30,   December 31,
                                             1997            1996

Machinery and equipment                     $1,462,300     $1,532,876
Computer hardware and software               2,377,951      2,755,519
Furniture and fixtures                         860,892      1,040,879
Leasehold improvements                         258,235        326,432
                                            ----------     ----------
                                            $4,959,378     $5,655,706
                                            ==========     ==========
(4)  EARNINGS PER SHARE

Weighted average shares outstanding for the nine months ended September 30, 1997 and the three and nine months ended September 30, 1996 do not include common stock equivalents, as their effect on earnings per share would be antidilutive. In February 1997, Statement of Financial Accounting
Standards No. 128 (SFAS No. 128), Earnings per Share, was issued, superseding APB Opinion 15, Earnings per Share (Opinion 15). This statement specifies the computation, presentation and disclosure requirements for earnings per share (EPS) for companies with publicly held common stock or potential common stock. This statement requires the reporting of basic EPS with diluted EPS. The Company will be required to adopt SFAS No. 128 at December 31, 1997. The Company believes the effect of adoption will not be material.

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

Item 2 Managements Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
_____________________

Sales for the three months ended September 30, 1997 were $3,204,875, a 21% decline from sales of $4,055,118 for the three months ended September 30, 1996. Sales for the nine months ended September 30, 1997 were $9,104,797, or 11% lower than the $10,207,257 of sales realized for the same nine month period of 1996. The reduced sales levels are the direct result of planned reductions in operations, incorporated in a restructuring plan undertaken by the company during the second quarter of 1997, that focused on discontinuing unprofitable operations and product lines outside of the Companys areas of core business strength.

Although revenues declined as expected due to closing of the Companys European subsidiaries Moscom Ltd and Global Billing Systems in England, Moscom GMBH in Germany, and Votan Corporation previously based in California, the resulting reduction in operating expenses more than offset those revenue losses, resulting in the Companys first operating profit in seven quarters. While reducing expenses the Company also focused intensive efforts on their best high margin revenue prospects. The Emerald CAS for Windows call accounting software continues to sell well through Lucent Technologies in the United States and through newly tapped Lucent sales offices and dealers in South America, the Middle East, and Asia. Sales were also strong through Siemens Argentina and NCR in Chile. Overall sales of call accounting products in markets other than the US and Europe are up 167% from prior year levels and represented 14% of total sales for the third quarter of 1997.

Moscoms Verabill customer care and billing system was installed and accepted in August by Nokia Telecommunications first customer, a competitive local exchange carrier in Germany. On the basis of that success, Nokia has begun including Verabill on other proposals to telephone companies in the deregulating German market. Alcatel has four Verabill implementations in progress and is expanding its marketing of Verabill. As previously reported, the Companys new TMS system has been certified for private label distribution by a major domestic switch vendor. There is strong initial demand for the product and installations are expected to begin in the fourth quarter of 1997.

Cost of sales percentages of 22% and 29% for the three and nine month periods of 1997 compare with cost of sales percentages of 32% and 31% for the same three and nine month periods of 1996. The improved gross margins are the result of the combination of a favorable product mix which contained a heavy concentration of lower cost software based products, particularly in the third quarter of 1997, and a significant reduction in amortization expense associated with capitalized software. The reduced amortization expense primarily results from the second quarter 1997 write-off of unamortized software associated with a variety of voice recognition products associated with the Companys now closed Votan subsidiary.

As depicted in the following table, engineering and software development costs for the three and nine month periods of 1997 were significantly below the expense levels realized for the same three and nine month periods of 1996 on both a gross expense and net of capitalization basis. For the three months ended September 30, 1997 versus 1996 the reduction in net engineering and development expense reduction was 67%, and for the nine months ended September 30, 1997 versus 1996 the reduction in net expense was 23%.


                                         Three Months Ended          Nine Months Ended
                                             September 30                September 30
                                          1997         1996           1997         1996
                                       _______________________    ________________________
Gross Expenditures for Engineering
  & Software Development               $ 739,310    $1,436,028    $2,852,472    $3,790,676
Less Costs Capitalized                  (320,685)     (184,902)     (979,107)   (1,371,724)
                                       ---------    ----------    ----------    ----------
Net Engineering & S/W Development
  Expense                              $ 418,625    $1,251,126    $1,873,365    $2,418,952
                                       =========    ==========    ==========    ==========

Selling, general, and administrative expenses for the quarter ended September 30, 1997 were $2,079,310, representing a reduction of 33% from the third quarter 1996 expense level of $3,099,727. The reduced expense level is attributable to the closing of the Companys subsidiaries in England, Germany, and California.

Selling general and administrative expenses for the nine months ended September 30, 1997 were $7,357,295 versus $8,273,805 for the first nine months of 1996, representing a decrease of 11%. The Company plans to increase spending for selling, general, and administrative expenses during the fourth quarter and beyond in order to strengthen implementation and support capabilities to meet anticipated demand for the Companys network products, particularly with regard to the initial shipment and installation of the TMS product, scheduled for the fourth quarter of 1997.

As a result of eliminating unprofitable operations and products the Company realized a profit of $27,246 for the quarter ended September 30, 1997.
This profit contrasts with a loss of $3,117,061 for the same quarter of 1996.

Liquidity and Capital Resources

The Companys total cash position (cash plus investments) at September 30 was $2,146,460. This compared with a cash and investment position of $2,275,715 at December 31, 1996. The Company began generating positive cash flows from operations mid-way through the third quarter of 1997 and expects that trend to continue through the end of 1997.

Current ratios at September 30, 1997, December 31, 1996 and September 30, 1996 were 1.9, 2.2, and 2.4 respectively.

The Company has taken a number of measures over the last nine months in order to secure its short term financing as well as to provide for future growth.

As reported in the Second Quarter 10-Q Report, the Company has entered into a private equity line of credit agreement (Equity Line) with a single investor (Investor). Under the Equity Line the Company has the right for a period of two years to sell to the Investor shares of the Companys Common Stock at a price equal to 88% of the average bid price of the stock for the subsequent ten trading days. During the two year period the Company may sell up to $6 million of common stock to the Investor with no more than $500,000 in any single month. As an initial draw the Company received $750,000 form the Investor in June 1997. Subsequent to the date of this report the Company utilized an additional $200,000 against this Equity Line.

During the first quarter of 1997, the Company signed an agreement with a major commercial bank for a secured line of credit agreement for up to $500,000. There have been no borrowings against this agreement.

As indicated by the Companys profitable results for the third quarter of 1997 the restructuring of the Company discussed in the Second Quarter 10-Q Report has yielded the expected results. That success along with the current cash position and credit arrangement referred to above leads the to Company believe that sufficient resources exist to meet its financial needs and growth over the next twelve months.

PART II - OTHER INFORMATION

ITEM 6  Exhibits and Reports on Form 8-K

(1) Registrants Consolidated Financial Statements for the three and nine months ended September 30, 1997 and 1996 are set forth in Part I, Item
1 of this Quarterly Report on Form 10-Q.

(2) Calculation of earnings per share.

                                                             Exhibit A: (2)
                              MOSCOM CORPORATION
                                and Subsidiary

                       Calculations of Earnings Per Share
                                           Three Months Ended              Nine Months Ended
                                              September 30                   September 30
                                               (Unaudited)                   (Unaudited)

                                          1997            1996            1997            1996

                                      ____________________________________________________________
Basic
Net Income (Loss)                     $    27,246     $(3,117,061)    $(5,118,279)    $(4,954,867)
                                      ===========     ===========     ===========     ===========

Weighted Common Shares Outstanding      7,423,011       6,873,584       7,264,348       6,855,383

Dilutive Effect of Stock Options
After Application of Treasury
Stock Method                              156,200               -               -               -
                                      -----------     -----------     -----------     -----------

Weighted Average Shares Outstanding     7,579,211       6,873,584       7,264,348       6,855,383
                                      ===========     ===========     ===========     ===========
Income (Loss) Per Common and Common
Equivalent Share                            $ .00           $(.45)          $(.71)          $(.72)
                                      ===========     ===========     ===========     ===========
Assuming Full Dilution
Net Income (Loss)                     $    27,246     $(3,117,061)    $(5,118,279)    $(4,954,867)
                                      ===========     ===========     ===========     ===========

Weighted Average Shares Outstanding 	7,579,211	6,873,584	7,264,348	6,855,383


Additional Dilutive Effect of
Stock Options and Warrants after
Application of Treasury Stock Method	        -	        -	        -	        -
                                      -----------     -----------     -----------     -----------

Weighted Average Shares Outstanding     7,579,211       6,873,584       7,264,348       6,855,383
                                      ===========     ===========     ===========     ===========


Income (Loss) per Common Share
 Assuming Full Dilution                     $ .00           $(.45)          $(.71)          $(.72)
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

2