Form 10-K
period 1997-12-31
MOSCOM CORP
filed 1998-03-30
CIK 747605

FORM 10-K

                   SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

           Annual Report Pursuant to Section 13 or 15 (d) of
                  the Securities Exchange Act of 1934
             For the Fiscal Year Ended December 31, 1997

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

                        Common Stock, $.10 Par Value
(Securities registered pursuant to Section 12(g) of the Act)

     Indicate by check mark if disclosure of delinquent filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form
10-K or any Amendment to this Form 10-K.   ___

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

			YES 	   x		NO
                                 ____                 ____

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of January 30, 1998 was $41,436,349.

     The number of shares of Common Stock, $.10 par value, outstanding on January 30, 1998 was 7,549,703.

                   DOCUMENTS INCORPORATED BY REFERENCE


PART I    -    None

PART II   -    None


PART III  -    Item 10    Pages 3-5 of the Companys Proxy
                          Statement for the Annual Meeting of
                          Shareholders to be held May 14, 1998.
                          under Election of Directors and
                          Compliance With Section 16 (a).

               Item 11    Pages 21-26 of the Companys Proxy
                          Statement for the Annual Meeting of
                          Shareholders to be held May 14, 1998.
                          under Executive Compensation.

               Item 12    The table contained on pages 2-3
                          and the information under Election
                          of Directors on page 4 of the
                          Companys Proxy Statement for the
                          Annual Meeting of Shareholders to
                          be held May 14, 1998.

                                      PART I

Item 1   Business

     MOSCOM was incorporated in New York in January 1983 and reincorporated in Delaware in 1984.

     MOSCOM Corporation produces telecommunications management systems and cost control systems for corporations and other users of private branch exchange (PBX) systems plus billing and customer care systems for providers of network services in the global market.

     MOSCOMs historical core business has been based on sales of telemanagement systems and software packages including telephone call accounting and fraud detection products. Moscom is one of the worlds leading producers of call accounting systems and has sold more than 80,000 of these, and related products, to customers in more than 70 countries. MOSCOMs call accounting systems are sold through leading manufacturers and resellers of telephone systems including Ameritech, Lucent Technologies, Philips, Siemens and Sprint-United Telecom.

     MOSCOMS VeraBill software is a network billing and customer care system used by small to mid-range telephone and wireless network operators to manage customer accounts, generate bills, track payments and support customer service operations. MOSCOM has targeted start-up service providers and more established telephone companies deploying new network services as potential purchasers of VeraBill systems. VeraBill system sizes range from 5,000 to more than half a million subscriber lines.
Growth in this market has resulted from the deregulation and liberalization of monopoly telephone markets throughout the world including the U.S. Telecommunications Deregulation Act of 1996. Growth in his market has also been stimulated by the introduction of many new wireless network services including digital cellular and personal communications service (PCS) now being deployed widely around the world. The VeraBill product is marketed worldwide by wireline and wireless network equipment manufacturers including Alcatel and Nokia Telecommunications.

     MOSCOMs products are designed for the global market. During the past year, 25% of MOSCOMs revenues were derived outside the United States, from customers in more than 50 countries.

     MOSCOMs headquarters, operations, engineering and support staff is located in a 61,000 square foot leased facility located in Pittsford, New York. Approximately 25 field sales and support personnel are located in cities with high concentrations of MOSCOMs products.

                          Telemanagement Systems

	MOSCOM is among the worlds leading producers of telemanagement products which are used by organizations to optimize the usage of their telecommunications services and equipment, and to control telephone expenses. Telemanagement products include call accounting systems, telephone fraud detection products and facilities management systems.

Call Accounting

     MOSCOMs initial telemanagement product lines were call accounting systems which connect to a business telephone system (or PBX) to collect, store, and process information on every outside telephone call made.

     Call accounting systems give businesses easy access to complete information on telephone usage including the dialed number, calling extension, call duration, time of day, destination, trunk line and cost of each call. All of MOSCOMs call accounting products provide this fundamental information, in graphical summary and detailed report formats, without monitoring actual phone conversations.

     The primary appeal of call accounting systems is that they save money on telephone and network equipment bills. Telephone bills, which typically represent the third largest business expense after payroll and facilities, can be reduced by 10% - 30% through heightened awareness and management.
As a result, the cost of a call accounting system can generally be recovered in less than one year through direct expense reduction.

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

     MOSCOMs premier call accounting product is the Emerald CAS for Windows software. Emerald CAS for Windows comes in affordable model sizes ranging from 25 to 20,000 telephone extensions. A significant feature of Emerald CAS for Windows not found in predecessor products is the ability to collect and process data from up to 100 different remote telephone switches (PBXs) from one central location. MOSCOMs economical Pollable Storage Unit (PSU) collects data from the remote PBXs and stores it until polled by a central
Emerald CAS for Windows system.   Private label versions of Emerald CAS for
Windows are sold by Lucent Technologies, Siemens and Philips. Emerald CAS for Windows is designed to be an international product. It supports worldwide call rating, all world currencies, date schemes and privacy practices. Most importantly, Emerald CAS for Windows is available in English, German, Spanish, Italian, Russian and Czech.

     MOSCOM also produces call accounting software products based on the UNIX operating system. These products are marketed very successfully by Lucent Technologies as an integrated solution with Lucent Technologies smaller telephone systems and application processors.

     As a complement to a pure software solution MOSCOM also offers a proprietary platform for call management. The Abacus call management system is an economical, self-contained unit about the size of a laptop computer which includes a full keyboard and large LCD screen. It offers full call accounting functionality for small to mid-sized customers with up to 400 extensions. Abacus is designed to appeal to dealers of smaller, simpler telephone systems and small company office managers due to its easy plug and play installation, plus its simple one key command interface and intuitive screen instructions. Abacus is also pollable by Emerald CAS for Windows to enable use by multi-site organizations. The Abacus product is sold through Siemens in Argentina and by Lucent Technologies in the United States.

     PBX fraud detection systems address a problem that is estimated to exceed $1 billion annually - the theft of telephone service through PBX hacking. PBX owners use call accounting systems to spot potential fraud and take corrective measures to minimize the loss. MOSCOM offers an optional HackerTracker module with the Emerald CAS for Windows system to automate the detection of fraud 24 hours per day and instantly send out alarms by printed report, audio signal, pager or fax to initiate preventive measures. The Abacus call management system also provides fraud detection and notification features to users.

     The market for telemanagement products is a highly fragmented one supplied primarily by small firms selling directly to end users. What sets MOSCOM apart and enables MOSCOM to maintain a leading worldwide market share is our distribution relationships with some of the largest sales and support organizations in the industry. The strength, breadth and quality of MOSCOMs distribution network is unsurpassed, including Lucent Technologies, Ameritech, and Sprint-United in the United States, and Siemens, Philips, and Lucent Technologies in international markets.

     A typical range of end user prices for MOSCOMs call accounting and fraud detection systems is from $2,000 to $40,000 per system.

TMS For Windows

     TMS for Windows is a client/server based enterprise management system that automates cost control and service operations in large corporate voice and multimedia network environments. TMS for Windows goes beyond call accounting with fully integrated modules for service and maintenance management, network equipment tracking, as well as local and long distance call management. TMS for Windows runs on highly scalable single or multi-processor Windows NT computer platforms, the de facto standard for client/server computing in information technology departments throughout the world.

     Delivery of TMS for Windows to end user customers began in December of 1997. MOSCOM markets TMS for Windows primarily through manufacturers and distributors of telecommunications equipment. The first distributor of TMS for Windows is Lucent Technologies which is now marketing TMS for Windows as a Lucent product with the Lucent Definity Enterprise Communications server.

     Target customers for TMS for Windows are mid to large size enterprises from all industries and include multi-national corporations, government agencies, and medical and educational institutions. Typical users will have 2,000 to 50,000 telephone extensions in multiple facilities. End user prices will typically range from $45,000 to $235,000 per system.

Central Office Telemanagement

     MOSCOMs INFO/MDR products capture, at the central office, vital information in the form of Message Detail Records on every call handled by that particular central office switch. These raw detail records are then processed into meaningful formats and distributed to a central telephone company billing processor or to business subscribers.

     Telephone companies use INFO/MDR to enhance the appeal of Centrex and Virtual Private Network service. With Centrex service, business customers utilize the telephone companys central office switch to route calls to individual extensions rather than a PBX. INFO/MDR gives telephone companies the ability to provide complete, timely and accurate call detail information to customers, economically and efficiently. Telephone companies are also using INFO/MDR to provide message accounting for virtual private networks, another rapidly growing segment of the telecommunications market. Virtual private networks utilize customized software design to provide private network functionality over the common carrier public network.

     Telephone companies with multiple INFO/MDR systems installed include Alltel, Century Telephone, Citizens Utilities, Mercury Communications (in the UK), Sprint, and Teleport Communications Group. End user prices for INFO/MDR range from $26,000 to $80,000 per system

                        Billing Products and Services

     Deregulation and the introduction of new wireless services are the most significant forces affecting the telecommunications industry worldwide. One affect is to significantly expand demand for products designed for new entrants to the industry. Another is to drastically change the requirements of established service providers suddenly facing a
dramatically new environment.  	MOSCOMs VeraBill family of software
products is designed for this new telecommunications world.

     VeraBill is a comprehensive network and operations support system for telecommunications, paging and internet service providers. Based on highly scalable Windows NT client/server architecture, VeraBill can be configured to support operators with as few as 5,000 or as many as 400,000 subscribers. The next scheduled release of VeraBill will support customers with up to 1 million subscribers. VeraBill supports wireline as well as cellular, PCS, and other wireless services. VeraBill is an operations support system for managing billing, receivables, service and work orders, plus network and customer premises equipment. These functions are fully integrated with a common database but modular in design to enable customers to select the functionality required. VeraBills client server architecture allows users to easily add subscriber capacity as demanded. This is a particularly attractive feature for emerging service providers with rapid expansion plans. Since VeraBill is based on Microsofts pervasive Windows operating system, operator training is very straightforward. Computer hardware costs are significantly lower than with traditional billing systems.

     VeraBill is capable of rating and billing telecommunications services worldwide. Billing formats and schemes can be adjusted quickly by the network operators to accommodate new marketing plans or to meet competitive offerings. Event message rating is highly flexible and supports rating schemes based on dialed number, rating bands or meter pulse algorithms. VeraBill is also designed to manage multiple dialing plans simultaneously and provide tariff options specific for individual telephone numbers. This flexibility affords service providers limitless tools for creating competitive marketing promotions.

     The market for VeraBill is worldwide -- wherever new service providers are entering the market or existing providers find their billing and customers care systems inadequate to meet changing market conditions. Demand for billing systems is growing rapidly as a result of monopoly markets being opened to competition and by the introduction of new wireless technologies. To reach this expansive market MOSCOM is forming distribution and marketing relationships with the leading global providers of switches and support systems sold to land line and wireless telecommunications companies. VeraBill is currently marketed worldwide by two leading switch manufacturers; Alcatel and Nokia Telecommunications.

     End user prices for VeraBill Systems range from $150,000 to over $1 Million per system.

Marketing and Sales

     MOSCOMs marketing and sales personnel are located at its headquarters in Pittsford, New York, and in 30 locations throughout the United States and Europe.

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

     MOSCOMs marketing strategy is focused upon telephone switch manufacturers and sellers and providers of telephone services. A partial listing of companies using or selling MOSCOM products follows:

	TELECOMMUNICATIONS EQUIPMENT MANUFACTURERS
	Alcatel
	Lucent Technologies, Inc.
	Nokia Telecommunications
	Philips
	Siemens

	TELEPHONE SERVICE PROVIDERS
	Ameritech
	Mercury Communications
	Sprint
	Teleport Communications

	Sales to Lucent accounted for 54% of MOSCOMs 1997 revenue.

New Product Development

     MOSCOM is currently pursuing several opportunities to expand its telemanagement and billing product lines and to offer products for related markets.

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

Backlog

     At December 31, 1997 MOSCOM had a backlog of $1,828,087. Backlog as of December 31, 1996 was $2,616,812. Backlog is not deemed to be a material indicator of 1998 revenues.

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

     There are fewer competitors in the market for billing systems for telephone service providers. Competition in this market is expected to increase as the market matures. In addition several existing competitors are substantially larger than MOSCOM and devote significantly more resources to this market on a worldwide basis.

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

     In common with other information industries, the markets into which the Company sells have recently been characterized by rapid shift toward the software component of product content and away from the hardware element. Historically, prices for application software have declined rapidly in the face of competition. Increased competition for the Companys software products could adversely affect the Companys volume and profits.

Manufacturing

     MOSCOM assembles its products from components purchased from a large variety of suppliers both domestic and international. Wherever feasible, the Company secures multiple sources, but in some cases it is not possible.

     MOSCOM offers warranty coverage on all products for 90 days or one year on parts and 90 days on labor. Repair services are offered at the Pittsford, New York facility and by some of the Companys larger customers.

Employees

     As of December 31, 1997, MOSCOM employed 140 full-time personnel. MOSCOMs employees are not represented by any labor unions.

Item 2  Facilities

     The Companys principal administrative office and manufacturing facility is located in a one-story building in Pittsford, New York. MOSCOM presently leases approximately 61,000 square feet of the building of which approximately 5,000 square feet is devoted to manufacturing. The term of the lease expires on June 30, 2001.

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

Item 4  Submission of Matters to a Vote of Security Holders

     None.

PART II

Item 5  Market for the Registrants Common Stock and Related
        Stockholder Matters

     MOSCOM Corporations Common Stock, $.10 par value, is traded on the NASDAQ National Market System (symbol: MSCM). The following quotations are furnished by NASDAQ for the periods indicated. The quotations reflect inter-dealer quotations that do not include retail markups, markdowns or commissions and may not represent actual transactions.

COMMON STOCK PRICE RANGE

Quarters Ended

          March 31          June 30       September 30      December 31

1997   9 1/4 - 5 3/8    6 7/16 - 2 3/4    6 5/8 - 4 1/4     8     - 5 5/8
1996   9 7/8 - 7 1/4   16 3/8  - 7 1/2   17 1/8 - 8 1/4    12 5/8 - 6 5/8

     As of December 31, 1997, there were 629 holders of record of the Companys Common Stock and approximately 3,400 additional beneficial holders.

     The Company paid dividends of $.02 per share during the months of January and July of each year from 1990 through 1995. The Company paid a dividend of $.02 per share in January 1996. No dividend was paid in 1997 and no dividend is planned for 1998.


Item 6  Selected Financial Data  (Restated under Statement of Financial
        Accounting Standards No. 128)
                                             Year Ended December 31,

                               1997          1996             1995            1994            1993
Sales                     $12,408,269     $13,380,862     $17,570,381     $14,260,683     $13,455,810

Net Income (Loss)         $(5,030,507)    $(5,936,096)       $881,950      $ (387,743)    $(3,854,641)

Net Income (Loss) per
 share                          $(.69)          $(.86)           $.13           $(.06)          $(.59)


Total Assets              $11,909,527     $13,604,623     $18,014,394     $16,083,483     $16,535,935

Long term obligations      $1,983,348      $1,320,682      $1,126,786        $955,464        $798,703

Weighted average shares
 outstanding                7,331,360       6,866,154       6,909,874       6,707,449       6,589,130

Cash Dividends paid per
 share                           $.00            $.02            $.04            $.04            $.04


Item 7 Managements Discussion and Analysis of Results of Operations and Financial Condition

     Except for the historical information contained herein, the matters discussed in this report are forward-looking statements which involve risks and uncertainties, including, but not limited to, economic, competitive, governmental and technological factors affecting the Companys operations, markets, products, services and prices, as well as other factors discussed in the Companys filings with Securities and Exchange Commission.

Results of Operations
1997 Compared with 1996

     Sales for the year ended December 31, 1997 were $12,408,269, which represented a decline of 7% from the sales of $13,380,862 for the year ended December 31, 1996. The Company incurred a net loss of $5,030,507 or $.69 per share for the year ended December 31, 1997, which compared with a net loss of $5,936,096 or $.86 per share incurred for the year ended December 31, 1996.

     Despite the decline in sales and the significant operating losses incurred during the past two years, 1997 was a year defined by a series of events and actions taken by the Companys management to restructure the Company and return it to profitability. As a result of these activities, the Company realized profitable operations during both the third and fourth quarters of 1997, earning net income of $27,246 and $87,772 respectively, following six consecutive quarters of losses. In addition, the Companys balance sheet was strengthened as a result of the positive cash flows generated by the return of profitable operations.

     The most significant aspect of the Companys restructuring entailed the closing of the Companys European subsidiaries MOSCOM Gmbh located in Germany, MOSCOM Ltd and Global Billing Systems Ltd, located in England, and the closing of the Votan subsidiary located in California, all of which had been operating unprofitably. This has allowed the Company to focus its attentions and resources on the remaining core businesses and profitable markets, while at the same time significantly reducing operating expenses. While the closing of the subsidiaries led to the decline in Companys sales for 1997 versus 1996, the reduction in associated operating expenses more than offset the reduced sales levels and was a major factor in the Companys profitable operations during the third and fourth quarters of 1997. Also offsetting the loss of sales generated by the European subsidiaries has been a significant increase in sales of the Companys core call accounting products through new Lucent and Siemens sales offices and dealers in South American, the Middle East and Asia.

     During the fourth quarter of 1997, the Company announced that it had received certification of its new telecommunications management systems
(TMS) by Lucent Technologies. The new TMS product is a secure integrated network usage management system which goes far beyond MOSCOMs traditional call accounting products in managing the cost and logistics of large scale voice and data networks. Designed for enterprise networks encompassing hundreds of geographical locations with tens of thousands of users, TMS provides online computerized tracking of all network assets including PBX equipment, telephones, network hubs, routers and bridges.

     Beta testing of the TMS product was undertaken with a number of customers during the fourth quarter of 1997, and was subsequently approved for general release by Lucent in late January of 1998.

     Progress on the marketing efforts associated with the VeraBill product, initially released late in 1996, were also very encouraging. VeraBill is a comprehensive billing and operations support system for telecommunications service providers with up to 400,000 subscribers.
During 1997, the Company focused on forming distribution and marketing relationships with global providers of switches and support systems sold to land line and wireless telecommunications companies. VeraBill is currently marketed worldwide by two leading switch manufacturers: Alcatel and Nokia Telecommunications.

     The Companys expectation is that these two network products, TMS and VeraBill, will be major contributors to sales growth beginning in 1998.

     Another significant event occurring in 1997 was the appointment of David G. Mazzella as MOSCOMs Chief Executive Officer and President. Mr. Mazzella replaced Albert J. Montevecchio, founder of MOSCOM and its CEO and President since 1982. Mr. Mazzella has over 16 years of senior management experience in the telecommunications industry. Previously he was President and CEO of NPC/Scotgroup, Corporate Vice President of Glenayre Electronics, and President and CEO of Multitone Electronics Incorporated. In addition, John E. Mooney, an outside Director on the Companys Board since 1985, was appointed to the position of Chairman of the Board, and two new outside Directors, John E. Gould and William J. Reilly were appointed.

     Gross profit margins on sales for the year ended December 31, 1997 were 72%, increasing from a gross profit margin of 70% earned during the year ended December 31, 1996. The increased margin reflects the continuing demand for software based products and solutions in the telecommunications industry, which typically have higher margins than the older, traditional, standalone, hardware based product offerings.

     Gross engineering and development costs for the year ended December 31, 1997 of $3,471,953 were 29% lower than the year ended December 31, 1996, primarily as a result of the closing of the Votan subsidiary. Net engineering and development expenses after the effects of capitalization, fell from $3,197,002 for the year ended December 31, 1996 to $2,148,107 for the year ended December 31, 1997, a decrease of 33%.

     The table below presents a comparison of net and gross engineering and development expenses, amounts capitalized and amortized, and the resulting impact on the Companys operations attributable to its engineering and development efforts for the years ended December 31, 1997 and 1996;

                                          1997              1996

Gross expenditures for engineering
 and software development              $3,471,953         $4,859,996

Less:  Costs Capitalized                1,323,846          1,662,994
                                       ----------         ----------
Net expenditures for engineering
 and software development              $2,148,107         $3,197,002

Plus:  Amounts amortized and charged
 to cost of sales                       1,360,676         $1,756,808
                                       ----------         ----------
Total Expense recognized               $3,508,783         $4,953,810
                                       ==========         ==========

     During 1997, the major emphasis of the engineering and development effort was focused on completing the development of TMS and support issues related to the Companys other network product, VeraBill released in 1996. During 1998, the Company will be stressing further enhancement and additional functionality to both of these products, in addition to upgrading its traditional core call accounting products.

     Selling, general and administrative expenses incurred during the year ended December 31, 1997 were $9,343,880. This represented a decline for 13% from the $10,756,381 of selling general and administrative expenses incurred for the year ended December 31, 1996. The reduction in spending is the direct result of the closing of the Companys foreign subsidiaries and Votan during the second and third quarters of 1997. The savings realized by the closing of these segments of the business are currently being re-invested in strengthening the staffs of the Companys marketing, project management, customer support and training groups. The Company believes this investment is necessary to properly support our partners marketing initiatives, particularly for the new network product offerings, to enhance the prospects of future sales growth and profitability.

     During 1997 the Company recorded a non-recurring charge against earnings of $2,613,359 attributable to the closing of the foreign subsidiaries, and the impact of accelerated retirement benefits related to the retirement of the Companys former CEO and President, and expenses associated with the withdrawal of an initial public offering for the Companys former Votan subsidiary. For additional details of this charge against earnings, please refer to Note 11 of the Notes to Financial Statements section of this document.

Results of Operations
1996 Compared with 1995

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

c) Delays in orders the Company had expected during the fourth quarter of 1996 for VeraBill IS and INFO/MDR. In both cases those orders are expected to be received during the first and second quarters of 1997. Both VeraBill and INFO/MDR are expected to contribute significantly to 1997 revenues.

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


                                              1996           1995

Gross expenditures for engineering
 and software development                 $4,859,996       $3,267,726

Less:  Costs capitalized                   1,662,994        1,550,933
                                          ----------       ----------
Net engineering & software development
 expense                                  $3,197,002       $1,716,793

Plus:  Amounts amortized and charged
 to cost of sales                          1,756,808        1,207,674
                                          ----------       ----------
Total expense recognized for the year     $4,953,810       $2,924,467
                                          ==========       ==========


     A significant amount of the increased spending relates to customization, enhancements, and support effort required by the initial VeraBill IS shipments after product release in July of 1996. It is expected that these costs will decline during 1997.

     Selling, general and administrative expenses of $10,756,381 for the year ended December 31, 1996 compared with total costs of $9,915,877 for the year ended December 31, 1995, an increase of 8%. The increased costs incurred during 1996 reflected the expansion of the Votan Division of the Company from a research and development facility to a wholly owned subsidiary with sales, engineering and marketing capability, including non-recurring charges for recruitment of the Votan management team, in anticipation of a late third quarter 1996 initial public offering, subsequently withdrawn.

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

Liquidity and Capital Resources

     As of December 31, 1997, the Company had a total cash position (cash plus investments) of $3,462,725. This compared with a total cash position of $2,275,715 as of December 31, 1996. The current ratio of 1.98 at December 31, 1997 compared with a current ratio of 2.15 at the end of 1996.

     Inventories were reduced from $1,887,808 at December 31, 1996 to $1,164,797 as of December 31, 1997, a reduction of 38%. The reduced inventory levels are the result of the continued shift in market preference toward software based products in contrast to hardware based products, which require a heavier investment in printed circuit board technology and components. The Company expects inventories to decrease further in 1998.

     Accounts receivable of $1,724,047 at December 31, 1997 were significantly reduced from the accounts receivable at December 31, 1996 of $3,477,384. The reduction is the result of intense collection efforts undertaken during 1997, combined with a reduced level of foreign receivables which typically take longer to collect.

     Spending on capital equipment during 1997 was $437,533, which compared with $450,971 of capital expenditures incurred in 1996. The majority of 1997 capital spending was for computer hardware and software to upgrade the capabilities of the Companys Engineering and Development capabilities, as well as strengthening the resources of its customer support sales and marketing groups.

     As of December 31, 1997, the Company has $3,108,468 of capitalized software costs, which was slightly less than the $3,145,298 of capitalized software costs as of December 31, 1996. The capitalized software represents remaining unamortized development costs primarily related to the Companys new network product offerings, VeraBill and TMS. These costs will be amortized over periods ranging from three to five years as a component of cost of sales.

     Accounts payable and accrued compensation costs decreased from $2,131,663 at December 31, 1996 to $1,094,831 at December 31, 1997, as a
result of the reduction of employment and operating expenses associated with the former subsidiaries.

     Other accrued liabilities increased from $1,452,688 at December 31, 1996 to $2,129,196 at December 31, 1997. The largest component of this liability represents deferred revenue generated from billings to customers for support, training, installation and turnkey services to be provided during 1998. As of December 31, 1997 and December 31, 1996, this liability for deferred revenue amounted to $1,577,564 and $1,078,045, respectively.

     During 1997, the Company entered into a private equity line of credit agreement with a single institutional investor. Under the equity line for a period of two years, the Company has the right to sell to the investor shares of the Companys Common Stock at a price equal to 88% of the average bid price of the stock for the subsequent ten trading days. During the two year period the Company may sell up to $6 million of common stock to the investor with no more than $500,000 in any single month. During 1997, the Company sold 501,934 shares of common stock to this investor realizing net proceeds of $2,480,017. The agreement expires June 2, 1999.

     During the first quarter of 1997, the Company signed an agreement with a major commercial bank for a secured line of credit agreement for up to $500,000. There have been no borrowings against this agreement.

     As a result of the Companys restructuring plan undertaken during the second quarter of 1997 resulting in the operating profits and positive cash flows experienced during the third and fourth quarters of 1997, the absence of debt, and the credit arrangements referred to above, the Company believes that it has sufficient resources to meet its financial needs and support expected growth over the next twelve months.

     The Company has evaluated its information technology infrastructure to ensure that computer systems and software will recognize and process the year 2000 and beyond with no effect on customers or disruptions to business operations. The Company does not expect the cost of modifying its information technology infrastructure for Year 2000 compliance to be material to its financial condition or results of operations. The Company does not anticipate any material disruption in its operations as a result of any failure by the Company to be in compliance.

Item 8  Consolidated Financial Statements and Supplementary Data
        Required to be Included Herein as Follows:

                                                              Page
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                      20

INDEPENDENT AUDITORS REPORT                                   21

CONSOLIDATED FINANCIAL STATEMENTS:

        Consolidated balance sheets                           22 - 23

        Consolidated statements of operations                 24

        Consolidated statements of stockholders equity        25

        Consolidated statements of cash flows                 26

        Notes to consolidated financial statements            27 - 37

Item 9  Disagreements on Accounting and Financial Disclosure

     None

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors and Stockholders of MOSCOM Corporation:

We have audited the accompanying consolidated balance sheets of MOSCOM Corporation and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders equity and cash flows for the years then ended. These financial statements are the responsibility of the Companys management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MOSCOM Corporation and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.



                                 Arthur Andersen LLP

Rochester, New York
February 4, 1998

INDEPENDENT AUDITORS REPORT


To the Board of Directors and Stockholders
  Of MOSCOM Corporation
Pittsford, New York

We have audited the accompanying consolidated balance sheet of MOSCOM Corporation and subsidiaries as of December 31, 1995, and the related consolidated statements of operations, stockholders equity, and cash flows for the year ended December 31, 1995. Our audit also included the consolidated financial statement schedule listed in the Index at Item 14(a) for the year ended December 31, 1995. These financial statements and the financial statement schedule are the responsibility of the Companys management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

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

In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the financial position of MOSCOM Corporation and subsidiaries as of December 31, 1995, and the results of their operations and their cash flows for the year ended December 31, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule for the year ended December 31, 1995, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





Deloitte & Touche LLP
Rochester, New York
February 7, 1996

                      MOSCOM CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996


ASSETS                                                  1997             1996

CURRENT ASSETS:
 Cash and cash equivalents (includes
  investments of $757,076 and $1,353,590)          $ 1,106,944      $ 2,025,535
 Investments                                         2,355,781          250,180
 Accounts receivable, trade (net of allowance
  for doubtful accounts of $75,000 and $118,000)     1,724,047        3,477,384
 Inventories                                         1,164,797        1,887,808
 Prepaid expenses and other current assets              30,582           69,719
                                                   -----------      -----------

     Total current assets                            6,382,151        7,710,626

PROPERTY AND EQUIPMENT:
 Cost                                                5,293,751        5,655,706
 Less accumulated depreciation                       4,334,164        4,520,657
                                                   -----------      -----------
      Property and equipment, net                      959,587        1,135,049

OTHER ASSETS:
 Purchased software (net of accumulated
  amortization of $62,876 and $223,065)                 28,612           93,520
 Software development costs (net of accumulated
  amortization of $767,537 and $1,531,780)           3,108,468        3,145,298
 Pension assets                                      1,158,092        1,142,403
 Deposits and other assets                             272,617          377,727
                                                   -----------      -----------
      Total other assets                             4,567,789        4,758,948

TOTAL ASSETS                                       $11,909,527      $13,604,623
                                                   ===========      ===========


The accompanying notes to the consolidated financial statements are an integral part of these balance sheets.

                      MOSCOM CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                          DECEMBER 31, 1997 AND 1996


LIABILITIES AND STOCKHOLDERS EQUITY                    1997             1996

CURRENT LIABILITIES:
 Accounts payable                                 $   746,229      $ 1,170,508
 Accrued compensation and related taxes               348,602          961,155
 Deferred revenue                                   1,703,803        1,209,070
 Restructuring accrual                                246,466                -
 Other accrued liabilities                            178,927          243,618
                                                  -----------      -----------
      Total current liabilities                     3,224,027        3,584,351


PENSION OBLIGATION                                  1,983,348        1,320,682

      Total liabilities                             5,207,375        4,905,033

COMMITMENTS (Note 9)

STOCKHOLDERS EQUITY:
 Common Stock, par value, $.10; shares
  authorized, 20,000,000; issued and
  outstanding, 7,549,703 shares and
  6,934,872 shares                                    754,970          693,487
 Additional paid-in capital                        18,701,040       15,785,850
 Accumulated deficit                              (12,753,858)      (7,723,351)
 Cumulative translation adjustment                          -          (56,396)
                                                  -----------      -----------
      Total stockholders equity                     6,702,152        8,699,590


TOTAL LIABILITIES AND STOCKHOLDERS EQUITY         $11,909,527      $13,604,623
                                                  ===========      ===========


The accompanying notes to the consolidated financial statements are an integral part of these balance sheets.

                     MOSCOM CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                            1997              1996              1995
NET SALES                               $12,408,269       $13,380,862       $17,570,381
                                        -----------       -----------       -----------
COSTS AND OPERATING EXPENSES:
 Cost of sales                            3,431,342         4,017,224         5,138,674
 Engineering and software development     2,148,107         3,197,002         1,716,793
 Selling, general and administrative      9,343,880        10,756,381         9,915,877
 Other expenses                           2,613,359         1,560,407                 -
                                        -----------       -----------       -----------

  Total costs and operating expenses     17,536,688        19,531,014        16,771,344
                                        -----------       -----------       -----------
INCOME (LOSS) FROM OPERATIONS            (5,128,419)       (6,150,152)          799,037

INTEREST INCOME                              97,912           214,056           277,913
                                        -----------       -----------       -----------
INCOME (LOSS) BEFORE INCOME TAXES        (5,030,507)       (5,936,096)        1,076,950

INCOME TAX PROVISION                              -                 -           195,000
                                        -----------       -----------       -----------
NET INCOME (LOSS)                       $(5,030,507)      $(5,936,096)      $   881,950
                                        ===========       ===========       ===========

NET INCOME (LOSS) PER COMMON AND
 COMMON EQUIVALENT SHARE
   Basic                                $      (.69)      $      (.86)      $       .13
                                        ===========       ===========       ===========
   Diluted                              $      (.69)      $      (.86)      $       .13
                                        ===========       ===========       ===========

WEIGHTED AVERAGE SHARES OUTSTANDING       7,331,360         6,866,154         6,909,874
                                        ===========       ===========       ===========

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                                              MOSCOM CORPORATION AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY
                                         YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                            Common  Stock            Additional     Accumulated      Cumulative        Total
                                          Shares      Par Value        Paid-in       (Deficit)       Translation    Stockholders
                                                                       Capital                       Adjustment        Equity
BALANCE - December 31, 1994             6,743,875     $674,388       $14,945,932    $ (2,261,852)      $ 11,253      $13,369,721
                                        ---------     --------       -----------    ------------       --------      -----------
 Exercise of stock options
  and warrants                             86,779        8,677           435,741               -              -          444,418
 Stock retirements                        (12,000)      (1,200)          (87,020)              -              -          (88,220)
 Foreign currency translation
  adjustment                                    -            -                 -               -         (2,408)          (2,408)
 Dividends declared on common stock
  ($.04 per share)                              -            -                 -        (270,876)             -         (270,876)
 Net income                                     -            -                 -         881,950              -          881,950
                                        ---------     --------       -----------    ------------       --------      -----------
BALANCE - December 31, 1995             6,818,654      681,865        15,294,653      (1,650,778)         8,845       14,334,585
                                        =========     ========       ===========    ============       ========      ===========

 Exercise of stock options
  and warrants                            118,471       11,847           509,347               -              -          521,194
 Stock retirements                         (2,253)        (225)          (18,150)              -              -          (18,375)
 Foreign currency translation
  adjustment                                    -            -                 -               -        (65,241)         (65,241)
 Dividends declared on common stock
  ($.02 per share)                              -            -                 -        (136,477)             -         (136,477)
 Net loss                                       -            -                 -      (5,936,096)             -       (5,936,096)
                                        ---------     --------       -----------    ------------       --------      -----------
BALANCE - December 31, 1996             6,934,872      693,487        15,785,850      (7,723,351)       (56,396)       8,699,590
                                        =========     ========       ===========    ============       ========      ===========

 Sale of Stock                            501,934       50,193         2,429,824               -              -        2,480,017
 Exercise of stock options
  and warrants                            126,750       12,675           571,729               -              -          584,404
 Stock retirements                        (13,853)      (1,385)          (86,363)              -              -          (87,748)
 Foreign currency translation
  adjustment                                    -            -                 -               -         56,396           56,396
 Net loss                                       -            -                 -      (5,030,507)             -       (5,030,507)
                                        ---------     --------       -----------    ------------       --------      -----------
BALANCE - December 31, 1997             7,549,703     $754,970       $18,701,040    $(12,753,858)      $      -      $ 6,702,152
                                        =========     ========       ===========   ============       ========      ===========

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                           MOSCOM CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                      YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                                            1997            1996          1995
OPERATING ACTIVITIES:
  Net income (loss)                                     $(5,030,507)    $(5,936,096)   $  881,950
  Adjustments to reconcile net income                   -----------     -----------    ----------
   (loss) to net cash provided by
   (used in) operating activities:
   Depreciation and amortization                          1,738,518       2,657,205      1,947,941
   Deferred income taxes                                          -          90,133         48,936
   Provision for bad debts                                  135,369          18,000         (3,811)
   Provision for inventory obsolescence                     166,334         168,337        185,250
   Loss on disposal of fixed assets                         301,919               -              -
   Changes in assets and liabilities:
    Investments                                          (2,105,601)      2,717,629     (1,006,840)
    Accounts receivable                                   1,617,968         662,994       (680,900)
    Inventories                                             556,677        (409,204)       878,037
    Prepaid expenses and other current assets                39,137          62,486        106,797
    License fees and purchased software                      (1,858)        (48,522)      (308,091)
    Deposits and other assets                                89,421          (6,994)      (252,389)
    Accounts payable                                       (424,279)        555,372        104,991
    Accrued compensation and related taxes                 (612,553)        (58,079)       240,550
    Restructuring accrual                                   246,466               -              -
    Other accrued liabilities                               486,438         572,557        618,098
    Long term liabilities                                   662,666               -              -
                                                        -----------     -----------    -----------
    Net adjustments                                       2,896,622       6,981,914      1,878,569
                                                        -----------     -----------    -----------
   Net cash provided (used) by operating activities      (2,133,885)      1,045,818      2,760,519
                                                        -----------     -----------    -----------
INVESTING ACTIVITY:
  Additions to property and equipment                      (437,533)       (450,971)      (719,945)
  Software development costs                             (1,323,846)     (1,662,994)    (1,550,933)
                                                        -----------     -----------    -----------
   Net cash used in investing activities                 (1,761,379)     (2,113,965)    (2,270,878)
                                                        -----------     -----------    -----------
FINANCING ACTIVITIES:
  Proceeds from sale of stock                             2,480,017               -              -
  Exercise of stock options and warrants                    496,656         502,819        356,198
  Payment of dividends on common stock                            -        (136,477)      (270,876)
                                                        -----------     -----------    -----------
   Net cash provided by financing activities              2,976,673         366,342         85,322
                                                        -----------     -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       (918,591)       (701,805)       574,963

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR              2,025,535       2,727,340      2,152,377
                                                        -----------     -----------    -----------
CASH AND CASH EQUIVALENTS, END OF YEAR                  $ 1,106,944     $ 2,025,535    $ 2,727,340
                                                        ===========     ===========    ===========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                 MOSCOM CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

1.  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements include the accounts of MOSCOM Corporation (the Company) and its wholly-owned subsidiaries, Votan Corporation, MOSCOM Limited and Global Billing Services Limited (companies incorporated in England) and Moscom GmbH (a company incorporated in Germany). During 1997 the Company closed these subsidiaries as discussed in Note 11. All significant intercompany accounts and transactions have been eliminated. The Company designs and manufactures telecommunication management systems and telephone company billing systems for users and providers of telecommunication services in the global market.

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

The consolidated financial statements include managements best estimates of the net realizable value of software development costs. Accordingly, the Company periodically records adjustments to write down the carrying value of software development costs to their net realizable value. The amounts the Company will ultimately realize could differ materially from the carrying value of the software development costs. (see Note 11).

Fair value of financial instruments - Statement of Financial Accounting Standards (SFAS) No. 107 Disclosures about Fair Value of Financial Instruments, requires disclosures of the fair value of certain financial instruments. The carrying amount of cash and cash equivalents, investments, accounts receivable and accounts payable reflect fair value due to their short-term nature.

Cash and cash equivalents - The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

Investments - The Company carries its investments in accordance with SFAS No. 115, Investments in Certain Debt and Equity Securities. As of December 31, 1997, the Company has deemed its portfolio to consist of available for sale securities. As of December 31, 1996 the Company deemed its portfolio to consist of trading securities. At December 31, 1997 and 1996 the carrying value of investments approximated market.

Concentrations of credit risk - Financial instruments which potentially subject the Company to concentration of credit risk consist principally of investments and accounts receivable. The Company places its investments ($3,112,857 and $1,603,770 as of December 31, 1997 and 1996, respectively) with quality financial institutions and, by policy, limits the amount of credit exposure to any one financial institution.

The Companys customers are not concentrated in any specific geographic region, but are concentrated in the telecommunications industry. As of December 31, 1997 and 1996, one customer in this industry accounted for approximately $716,504 and $1,098,905 respectively, of the total accounts receivable balance. The Company performs ongoing credit evaluations of its customers financial conditions but does not require collateral to support customer receivables. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

Inventories are stated at the lower of cost (first-in, first-out) or market. The Company evaluates the net realizable value of inventory on hand considering deterioration, obsolescence, replacement costs and other pertinent factors, and records adjustments as necessary.

Property and equipment is recorded at cost and depreciated on a straight-line basis using the following useful lives:

        Computer hardware and software  3- 5 years
        Machinery and equipment         4- 7 years
        Furniture and fixtures          5-10 years
        Leasehold improvements          Term of lease

All maintenance and repair costs are charged to operations as incurred.

Long-lived assets and intangibles - In January 1996, the Company adopted SFAS No. 121 Accounting for the Impairment of Long-Lived Assets
and for Long-Lived Assets to be Disposed of.   SFAS No. 121 requires
that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable on an undiscounted cash flow basis. The statement also requires that long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair values less cost to sell. The adoption of SFAS No. 121 did not have a material effect on the financial statements. In 1997 the Company wrote off certain amounts of capitalized software as discussed in Note 11.

Software development costs meeting recoverability tests are capitalized, and amortized on a product-by-product basis over their economic life, ranging from three to five years, or the ratio of current revenues to current and anticipated revenues from such software, whichever provides the greater amortization.

Revenue recognition - The Company recognizes revenue from product sales upon shipment to the customer. Revenues from maintenance and extended warranty agreements are recognized ratably over the term of the agreements. The Company also enters into license agreements for certain of its software products. These revenues are recognized in accordance with the provisions of Statement of Position (SOP) No. 97-2, Software Revenue Recognition.

Income taxes are provided on the income earned in the financial statements. Deferred income taxes are provided to reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. Tax credits are recognized as a reduction to income taxes in the year the credits are earned.

Net income (or loss) per common share is computed in accordance with the provisions of SFAS No. 128, Earnings Per Share. SFAS No. 128 replaces primary Earnings Per Share (EPS) with basic EPS. Basic EPS is computed by dividing reported earnings available to common stockholders by weighted average shares outstanding. No dilution for common share equivalents is included. Diluted EPS is computed on a similar basis to the previously calculated fully diluted EPS. The Company was required to adopt SFAS No. 128 retroactively for periods ending after December 15, 1997.

Reclassifications - Certain prior year balances have been reclassified to conform with current year presentation.

Stock-Based Compensation - In October 1995, SFAS No. 123. Accounting for Stock-Based Compensation was issued which sets forth a fair value method of recognizing stock-based compensation expense. As permitted by SFAS No. 123, the Company intends to continue to measure compensation for such plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees and will disclose the additional information relative to issued stock options and pro forma net income and earnings per share, as if the options granted were expensed at their estimated fair value at the time of grant.

2.  INVENTORIES

The major classifications of inventories as of December 31, 1997 and 1996 are:

                                         1997           1996

Purchased parts and components       $  454,617      $  873,918
Work in process                         120,566         256,104
Finished goods                          589,614         757,786
                                     ----------      ----------
                                     $1,164,797      $1,887,808
                                     ==========      ==========

3.  PROPERTY AND EQUIPMENT

The major classifications of property and equipment as of December 31, 1997 and 1996 are:

                                         1997           1996

Machinery and equipment              $1,460,479      $1,532,876
Computer hardware and software        2,627,442       2,755,519
Furniture and fixtures                  914,085       1,040,879
Leasehold improvements                  291,745         326,432
                                     ----------      ----------
                                     $5,293,751      $5,655,706


Depreciation expense was approximately $311,000, $471,000 and $474,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

4.  ENGINEERING AND SOFTWARE DEVELOPMENT EXPENDITURES

Engineering and software development expenditures incurred during the years ended December 31, 1997, 1996 and 1995 were recorded as follows:

                                      1997           1996          1995


Engineering and software
development expense included
in the consolidated
statements of operations           $2,148,107     $3,197,002    $1,716,793


Amounts capitalized and
included in the
consolidated balance sheets         1,323,846      1,662,994     1,550,933
                                   ----------     ----------    ----------
Total expenditures for
engineering and software
development                        $3,471,953     $4,859,996    $3,267,726
                                   ==========     ==========    ==========



Additionally, the Company recorded amortization of capitalized software development costs of approximately $1,361,000, $1,757,000, and $1,208,000 for the years ended December 31, 1997, 1996 and 1995, respectively. Such amortization is included in cost of sales in the consolidated statements of operations.

5.    BENEFIT PLANS

The Company sponsors an employee incentive savings plan under section 401(K) for all eligible employees. The Companys contributions to the plan are discretionary and totaled $10,000 in 1995. There were no contributions in 1997 or 1996.

The Company also sponsors an unfunded Supplemental Executive Retirement Program, which is a nonqualified plan that provides certain key employees defined pension benefits. Periodic pension expense for the years ended December 31, 1997, 1996 and 1995 consists of the following:

                                      1997           1996          1995


Service cost                       $123,231       $115,021       $104,439

Interest cost                        92,448         78,875         66,882

Net amortization and deferral        36,965         36,965         36,965
                                   --------       --------       --------
Pension expense                    $252,644       $230,861       $208,286
                                   ========       ========       ========

A reconciliation of the pension plans funded status with amounts recognized in the Companys balance sheets follows:

                                                     1997          1996



Actuarial present value of accumulated
 benefit obligation                               $1,983,348     $1,320,682
                                                  ==========     ==========
Actuarial present value of projected benefit
   obligation                                     $1,983,348     $1,320,682

Plan assets                                                -              -
                                                  ----------     ----------

Projected benefit obligation in excess of
 plan assets                                       1,983,348      1,320,682

Prior service cost not yet recognized in
 net periodic pension cost                          (371,793)      (408,088)

Additional minimum liability                         371,793        408,088
                                                  ----------     ----------

Accrued pension expense                           $1,983,348     $1,320,682
                                                  ==========     ==========



Included in the pension asset caption in the consolidated balance sheets as of December 31, 1997 and 1996 is an intangible asset of $371,793 and $408,088, respectively, related to the minimum liability adjustment for the unfunded accumulated benefit obligation.

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

6.  STOCKHOLDERS EQUITY

During 1997, the Company entered into a private equity line of credit agreement with a single institutional investor. Under the equity line for a period of two years, the Company has the right to sell to the investor shares of the Companys Common Stock at a price equal to 88% of the average bid price of the stock for the subsequent ten trading days. During the two year period the Company may sell up to $6 million of common stock to the investor with no more than $500,000 in any single month. During 1997, the Company sold 501,934 shares of common stock to this investor realizing net proceeds of $2,480,017. The agreement expires June 2, 1999.

On December 15, 1997, the Companys Board of Directors approved a proposal to amend the Companys certificate of incorporation to increase the authorized common shares from 20 million to 59 million with a par value of $.10 per share. The Board also approved the authorization of 1 million shares of preferred stock with a par value of $.10 per share. On December 15, 1997, the Board of Directors also resolved, subject to stockholder approval, that the Corporations name be changed to Veramark Technologies, Inc. These actions are subject to shareholder approval at the Companys Annual Meeting of Shareholders to be held May 14, 1998.

The Company has reserved 650,000 shares of its common stock for issuance under its 1993 Stock Option Plan, the successor plan to the 1983 Stock Option Plan. The Companys Board of Directors approved a 1998 Stock Option Plan on December 15, 1997 covering up to 2,500,000 shares of common stock and on that date granted options to purchase 755,000 shares, subject to shareholder approval. Both plans provide for options which may be issued as nonqualified or qualified incentive stock options. All options granted are exercisable in increments of 20 - 25% per year beginning one year from the date of grant. All options granted to employees of MOSCOM Corporation have a ten year term.

The Company accounts for its stock-based compensation plans under APB Opinion No. 25. Accordingly, compensation expense has been recognized only to the extent the exercise price was below the fair market value at the time of the grant. Had compensation cost for the Companys stock-based compensation plans been determined based on the fair value at the grant dates for awards consistent with the method of SFAS No. 123, the Companys net income (loss) per share presented on a diluted basis (as basic EPS would equal diluted EPS) would have been reduced to the pro forma amounts indicated below:

                                                      1997           1996           1995
Net income (loss)                   As reported    $(5,030,507)   $(5,936,096)    $881,950
                                    Pro forma      $(5,438,726)   $(6,138,533)    $817,948
Net income (loss) per common share  As  reported   $      (.69)   $      (.86)    $    .13
                                    Pro forma      $      (.74)   $      (.89)    $    .12

Compensation expense recognized in the statement of operations for the year ended December 31, 1997, 1996 and 1995 was approximately $0, $38,052, and $45,487 respectively, for options issued at an exercised price below fair market values at the time of the grant. The SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, so the resulting pro forma compensation cost may not be representative of that to be expected in future years.

For purposes of the disclosure above, the fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighed-average assumptions used for grants in 1997, 1996, and 1995.

                                1997            1996          1995

Dividend yield                   .00%            .01%          .01%
Expected volatility            58.86%          51.49%        51.81%
Risk-free interest rate         6.79%           6.71%         6.88%
Expected life                   7 years         8 years       8 years

A summary of stock option and warrant transactions for the years ended December 31, 1997, 1996 and 1995 is shown below:

                                                      1997                     1996                    1995
Options                                        SHARES      WEIGHTED     SHARES      WEIGHTED    SHARES      WEIGHTED
                                                           AVERAGE                  AVERAGE                 AVERAGE
                                                           PRICE                    PRICE                   PRICE
Shares under option, beginning of year        231,489      $5.53        312,340     $4.59       341,615     $3.81
 Options granted                              797,246       3.00         57,410      8.22       100,930      7.41

 Options exercised                            (68,128)      3.64       (106,175)     3.62       (71,177)     2.93

 Options terminated                          (304,861)      6.06        (32,086)     7.55       (59,028)     6.91
                                             --------      -----        -------     -----       -------     -----
Shares under option, end of year              655,746       2.40        231,489      5.53       312,340      4.59
                                             ========      =====        =======     =====       =======     =====
Shares exercisable                             46,292      $3.01        134,959     $3.88       210,779     $3.43
                                             ========      =====        =======     =====       =======     =====
Weighted average fair value of
 options granted                                $3.53                     $7.69                   $6.03
                                             ========                   =======                 =======


Warrants

Warrants outstanding, beginning of year        92,799      $6.21         88,228     $5.58       102,649     $5.35
Warrants granted                              165,412       6.49         17,999      8.14         1,181      6.88
Warrants exercised                            (58,622)      4.69        (12,296)     4.67       (15,602)     4.17
Warrants expired                               (4,819)      6.80         (1,132)     4.75             -         -
                                             --------      -----        -------     -----       -------     -----
Warrants outstanding, end of year             194,770       7.12         92,799     $6.21        88,228     $5.58
                                             ========                   =======                 =======


7.  SALES INFORMATION

Sales to one customer were approximately $6,748,000 or 54% of the Companys total sales in 1997. Sales to two customers were approximately $6,669,000 and $1,943,000, or 50% and 15% of the Companys total sales in 1996. Sales to these two customers were approximately $9,184,000 and $2,135,000 or 52% and 12% of the Companys total sales in 1995.

Export sales to unaffiliated customers, primarily in Europe and South America were approximately $3,138,000, $4,031,200 and $5,085,000 in
1997, 1996 and 1995, respectively.

8.  INCOME TAXES

The components of the income (loss) before income taxes for the years ended December 31, 1997, 1996 and 1995 is presented below:

                                  1997           1996           1995

Domestic (loss) income      $(4,214,949)     $(4,467,551)    $1,497,163
Foreign loss                   (815,558)      (1,468,545)      (420,213)
                            -----------      -----------     ----------
                            $(5,030,507)     $(5,936,096)    $1,076,950
                            ===========      ===========     ==========

The income tax provision (benefit) includes the following:

                                       1997           1996           1995
Current income tax payable
(refundable):
 Federal                                   -      $   (92,369)    $  128,964
 State                                 2,225            2,236         17,100
 Foreign                                   -                -              -
                                 -----------      -----------     ----------
                                       2,225          (90,133)       146,064
                                 -----------      -----------     ----------

Deferred income tax:
 Federal                          (1,483,659)      (1,515,585)       275,838
 State                               (97,872)        (205,975)        58,684
 Foreign                                   -         (499,305)      (141,557)

Increase (decrease) in
 valuation allowance               1,579,306        2,310,998       (144,029)
                                 -----------      -----------     ----------
                                      (2,225)          90,133         48,936
                                 -----------      -----------     ----------
                                 $         -      $         -     $  195,000
                                 ===========      ===========     ==========

The income tax (benefit) provision differs from those computed using the statutory federal tax rate of 34%, due to the following:

                                       1997           1996           1995

Tax at statutory federal rate    $(1,710,372)     $(2,018,273)    $  366,163
Differences between foreign
 and U.S. tax rates                        -                -         (6,497)
Foreign losses not benefited         302,572                -              -
State taxes, net of federal
 tax benefit                        (115,471)        (136,258)        69,970
Utilization of tax credits                 -                -       (108,084)
(Decrease) increase in
 valuation allowance               1,579,306        2,310,998       (144,029)
Exercise of non-qualified
 stock options                       (50,685)        (146,081)             -
Other                                 (5,350)         (10,386)        17,477
                                 -----------      -----------     ----------
                                 $         -      $         -     $  195,000
                                 ===========      ===========     ==========

The deferred income tax asset (liability) recorded in the consolidated balance sheets results from differences between financial statement and tax reporting of income and deductions. A summary of the composition of the deferred income tax asset (liability) follows:

                                             1997                          1996
                                    Domestic       Foreign       Domestic      Foreign
General business credits           $   912,276     $     -      $   846,267    $         -
Net operating losses                 2,884,242           -        1,671,095      1,162,909
Deferred compensation                  462,324           -          580,096              -
Alternative minimum tax credits        244,034           -          244,034              -
Inventory                              236,476           -          147,544              -
Accounts receivable                     27,822           -           43,789              -
Capitalized software                (1,153,099)          -       (1,166,761)             -
Fixed assets                           (62,924)          -          (43,971)             -
Restructuring                          327,210           -                -              -
Other                                   38,646           -           15,608              -
                                   -----------     -------      -----------    -----------
                                     3,917,007           -        2,337,701      1,162,909
Valuation allowance                 (3,917,007)          -       (2,337,701)    (1,162,909)
                                   -----------     -------      -----------    -----------
Deferred asset (liability)         $         -     $     -      $         -    $         -
                                   ===========     =======      ===========    ===========

  The Company has $ 7,774,000 of federal net operating loss carryforwards available as of December 31, 1997, of that total, $782,000 is limited to a utilization of approximately $100,000 annually. The carryforwards expire in varying amounts in 1998 through 2012. The valuation allowance has increased by $1,579,306 during the year ended December 31, 1997.

  As of December 31, 1996, the Company had approximately $500,000 of net operating loss carryforwards available to offset future earnings of Moscom Limited, approximately $1,330,000 of net operating loss carryforwards to offset future earnings of Moscom GmbH and approximately $775,000 of net operating loss carryforwards to offset future earnings of Global Billing Services Limited. These subsidiaries were closed in 1997.

  The Companys tax credit carryforwards as of December 31, 1997 are as follows:

Description                               Amount       Expiration Dates

General business credits                  802,649      1999 - 2011

New York State investment tax credits     109,627      1998 - 2005

Alternative minimum tax credits           244,034      No expiration date

  Cash paid (received) for income taxes during the years ended
  December 31, 1997, 1996 and 1995 totaled $-0-, $45,000 and $61,922, respectively.

9.   COMMITMENTS

Operating Lease Obligations - The Company leases current manufacturing and office facilities and certain equipment under operating leases which expire at various dates through 2001. The facility leases provide for extension privileges. Rent expense under all operating leases (exclusive of real estate taxes and other expenses payable under the leases) was $707,000, $734,000, and $635,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

Minimum lease payments as of December 31, 1997 under operating leases are as follows:

     Year Ending December 31,

     1998                              $  375,115
     1999                                 383,739
     2000                                 383,739
     2001                                 191,869
                                       ----------
     Total minimum lease payments      $1,334,462
                                       ==========

Legal Matters - The Company is subject to litigation from time to time in the ordinary course of business. Although the amount of any liability with respect to such litigation cannot be determined, in the opinion of management, such liability will not have a material adverse effect on the Companys financial condition or results of operations.

10.  LINE OF CREDIT

The Company maintains a secured line of credit agreement with a major commercial bank for up to $500,000, all of which is available as of December 31, 1997. There have been no borrowings under this agreement.

11.  OTHER EXPENSES

The Company recorded a 1997 charge against earnings of $2,613,359 consisting of the following:

     Restructuring Charges                   $  854,444
     Accelerated Retirement Benefits            509,576
     Other Non-Recurring Charges              1,249,339
                                             ----------
                                             $2,613,359
                                             ==========

The restructuring charges were attributable to the closing of the Companys European subsidiaries and its Votan subsidiary located in California, all of which had been operating unprofitably. These closings were part of a restructuring plan developed by the Companys management and approved by its Board of Directors during May 1997. The plan allowed the Company to focus its attentions and resources on its core businesses and profitable markets, while at the same time significantly reducing operating expenses. The charge of $854,444 consists of lease termination charges, currency translation losses, the disposal of certain fixed assets, and severance and accrued compensation payments to effected employees. In total, employment was reduced by 28 employees as a result of the restructuring of these subsidiaries. This restructuring met the criteria set forth in Emerging Issues Task Force Issue (EITF) 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity (Including Certain Costs Incurred in a Restructuring).

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

The other non-recurring charges of $1,249,339 consist of a variety of items including $276,712 of costs incurred in connection with the withdrawn Votan initial public offering, the write-off accounts receivable of $492,500, the write-off of capitalized software associated with the Votan voice technologies of $470,876 and miscellaneous expenses of $9,251.

12.   STOCKHOLDERS RIGHTS PLAN

In December 1997, the Company adopted a stockholder rights plan. The plan is intended to protect shareholders from unfair or coercive takeover practices. In accordance with the plan, the Board of Directors declared a dividend distribution of one common stock purchase right for each share of common stock payable January 9, 1998 to holders of record of common stock issued and outstanding at the close of business on that date. Upon the occurrence of certain trigger events that may be related to an unfriendly attempt to purchase a controlling interest in the Company, the Board of Directors may permit each rights holder to purchase from the Company shares of common stock for one-half market value. The rights will not be detachable or exercisable until certain events occur. The Board of Directors may elect to terminate the rights at any time.

PART III

Item 10  Directors and Executive Officers of the Registrant

     Information relating to directors of the Company is incorporated herein by reference to page 3 - 5 of the Companys Proxy Statement for the Annual Meeting of Shareholders to be held May 14, 1998 {see Election of Directors and Compliance With Section 16 (a).}

     The following lists the names and ages of all executive officers of the Company, all persons chosen to become executive officers, all positions and offices with the Company held by such persons, and the business experience during the past five years of such persons. All officers were elected or re-elected to their present positions for terms ending on May 14, 1998 and until their respective successors are elected and qualified.

                            MANAGEMENT

Directors and Executive Officers of the Registrant

	The Directors and executive officers of MOSCOM are as follows:

Name                          Age                Position

David G. Mazzella             57                 President, C.E.O., Director

Robert L. Boxer               44                 Vice President, Secretary
                                                 General Counsel

James W. Karr                 54                 Vice President,
                                                 Major Market Sales

Ronald C. Lundy               46                 Treasurer

Paul T. Babarik               56                 Vice President, Sales

John E. Mooney                53                 Chairman of the Board,
                                                 Director

William J. Reilly             49                 Director

John E. Gould                 53                 Director

Victor de Jong                52                 Director

Harvey E. Rhody               58                 Director

Fred E. Strauss               70                 Director

     All Directors hold office until the next annual meeting of stockholders, and until their successors are duly elected and qualified. Officers are elected annually by the Board of Directors and serve at the discretion of the Board.

     David G. Mazzella, Jr. was appointed Chief Executive Officer in June 1997, he previously served as President and Chief Operating Officer of the Company from February, 1997. From June, 1994 to February, 1997, he was engaged in management consulting. From February, 1992 to June 1994, he was the President and CEO of Scotgroup Enterprises, Inc., which was engaged in the development and sale of telecommunications software equipment and the sale of paging and cellular telephone services. From 1988 - 1991 Mr. Mazzella was Vice President of Glenayre Electronics, a manufacturer of software based telecommunications equipment. He was President and CEO of Multitone Electronics, Inc., a company engaged in the manufacture, sale and servicing of telecommunications equipment from 1983 until its acquisition by Glenayre Electronics in 1988.

     Robert L. Boxer became a Vice President of MOSCOM in November 1991. Prior to that he had been Secretary and Corporate Counsel of MOSCOM since March 1983. Prior to that he had been Counsel at Sykes Datatronics, Inc. and an attorney with the firm of Middleton-Wilson.

     James W. Karr has been Vice President-Major Market Sales since May 1, 1989. After joining MOSCOM in 1983, he had held various sales management positions. Prior to that he held sales management positions with Sykes Datatronics, Inc., Itel Corporation, Honeywell Information Systems, and NCR Corporation.

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

     John E. Mooney rejoined the Board of Directors and was elected Chairman of the Board of MOSCOM in June 1997. He had previously been a director of MOSCOM from May 1985 until his resignation in May 1997. For the past five years, he has been Chief Executive Officer of Essex Investment Group, Inc., an investment management and financial services firm.

     William J. Reilly has been a Director of MOSCOM since June 1997. He is the Executive Vice President and General Manager of International Sales and Operations for Checkpoint Systems, Inc., a manufacturer and distributor of systems for electronic article surveillance, electronic access control, closed circuit television and radio frequency identifications. He has served in that capacity for more than five years.

     John E. Gould has been a Director of MOSCOM since August 1997. For more than five years Mr. Gould has been a partner in Gould & Wilkie, a general practice law firm in New York City. Mr. Gould is also Chairman of the American Geographical Society.

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

     Harvey E. Rhody has been a Director of MOSCOM since September 1983. Since March, 1996 he has been interim Director of the Center for Imaging Science of the Rochester Institute of Technology. Prior to that he had been President of RIT Research Corporation since July 1992. Prior to that and since 1988, he was a Professor of Electrical Engineering and Imaging Science at the Rochester Institute of Technology and Director of Intelligent Systems Division of RIT Research Corporation.

     Fred E. Strauss has been a Director of MOSCOM since September 1983. In 1990, he retired as Regional President of Manufacturers Hanover Trust Company in Rochester, New York, a position he held for more than five years. Mr Strauss is a member of the Board of Nazareth College Board of Trustees, and institution of higher learning, member of the Board of Park Ridge Health Systems, Inc., providers of health care; and Chairman of the Board of Rochester Community Baseball, Inc., an operator of a minor league professional baseball team.

Item 11   Executive Compensation

     Information relating to executive compensation is incorporated by reference on pages 21-26 of the Companys Proxy Statement for the Annual Meeting of Shareholders to be held May 14, 1998. (See Executive
Compensation and Corporate Governance Information.)

Item 12   Security Ownership of Certain Beneficial Owners and Management

     Information relating to the security holdings of more than five percent holders and directors and officers of the Company is incorporated herein by reference to pages 2-4 of the Companys Proxy Statement for the Annual Meeting of Shareholders to be held May 14, 1998.

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

(b)  Reports on Form 8-K

1. Registrant filed a form 8-K with the Securities and Exchange Commission on February 18, 1997 announcing that the Company completed the sale of 281,593 shares of its common stock to the institutional investors for a total consideration of $1,620,000, before associated expenses.

2. Registrant filed a form 8-K with the Securities and Exchange Commission on September 8, 1997 announcing that it had reached final agreement with Albert J. Montevecchio, its founder and former President, CEO and Chairman of the Board, regarding his retirement compensation.

(c)  Exhibits (numbered in accordance with item 601 of regulation S-K)

     (11.1)  Calculation of earnings per share
     (23.1)  Consent of Arthur Andersen LLP
     (23.2)  Consent of Deloitte & Touche LLP

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE



To the Board of Directors and Stockholders of MOSCOM Corporation:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in MOSCOM Corporations annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 4, 1998.
Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index is the responsibility of the Companys management and is presented for purposes of complying with the Securities and Exchange Commissions rules and are not part of the basic consolidated financial statements. The schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein relation to the basic financial statements take as a whole.




                                      Arthur Andersen LLP

Rochester, New York,
February, 4, 1998

                   MOSCOM CORPORATION AND SUBSIDIARIES

Schedule II - Valuation and Qualifying Accounts
Years Ended December 31, 1997, 1996, and 1995


Column A               Column B       Column C       Column D       Column E
Allowance for          Balance At     Charged To     Accounts       Balance
Doubtful Accounts      Beginning      Costs And      Written Off    At End
                        Of Year       Expenses       (Recovered)    Of Year


1997                   $118,000       $135,369       $178,369       $ 75,000
1996                   $ 71,000       $ 18,000       $ 29,000       $118,000
1995                   $105,000       $ (3,811)      $(30,189)      $ 71,000

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              MOSCOM CORPORATION

                _________________________________________
                David G. Mazzella, President and CEO
                Dated: ______________

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                    Capacity                            Date


______________________    Chairman of the Board, Director     March 12, 1998
John E. Mooney


______________________    Director                            March 12, 1998
John E. Gould


______________________    Director                            March 12, 1998
William J. Reilly


______________________    Director                            March 12, 1998
Victor de Jong


______________________    Director                            March 12, 1998
Harvey E. Rhody


______________________    Director                            March 12, 1998
Fred E. Strauss


_______________________   Treasurer                           March 12, 1998
Ronald C. Lundy