Form 10-Q
period 1998-03-31
MOSCOM CORP
filed 1998-05-13
CIK 747605

FORM 10-Q

                   SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

             Quarterly Report Under Section 13 or 15 (d)
               of the Securities Exchange Act of 1934

                 For Quarter Ended March 31, 1998

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

     Indicate the number of shares outstanding of each of the issuers classes of common stock, as of March 31, 1998.

        Common stock, par value $.10               7,554,703 shares

	This report consists of 14 pages.

INDEX



                                                                  Page

PART I	FINANCIAL INFORMATION

Item 1	Financial Statements

        Condensed Balance Sheets -                                3 -  4
        March 31, 1998 and December 31, 1997

        Condensed Statements of Operations -                      5
        Three Months Ended March 31, 1998 and 1997

        Condensed Statements of Cash Flows -                      6
        Three Months Ended March 31, 1998 and 1997

        Notes To Condensed Financial Statements                   7 -  8

Item 2  Managements Discussion and Analysis of                    9 - 11
        Financial Condition and Results of Operations


PART II	OTHER INFORMATION

Item 6  Exhibits and Reports on Form 8-K                         12 - 14

PART  I -  FINANCIAL INFORMATION

                              MOSCOM CORPORATION

                            CONDENSED BALANCE SHEETS


                                           March 31,          December 31,
                                             1998                1997*
                                          (Unaudited)
ASSETS

CURRENT ASSETS:
 Cash and Cash Equivalents
  (Including short-term investments
   of $1,195,366 and $757,076
   respectively)                          $ 1,140,449          $ 1,106,944
 Investments                                1,728,958            2,355,781
 Accounts Receivable, trade (net of
  allowance for doubtful accounts of
  $83,000 and $75,000,respectively)         2,449,514            1,724,047
 Inventories                                  919,679            1,164,797
 Prepaid Expenses                              38,415               30,582
                                          -----------          -----------
  Total Current Assets                      6,277,015            6,382,151


PROPERTY AND EQUIPMENT                      5,470,849            5,293,751
 Less Accumulated Depreciation             (4,400,255)          (4,334,164)
                                          -----------          -----------
  Property and Equipment (Net)              1,070,594              959,587


OTHER ASSETS:
 Purchased Software (Net
  of accumulated amortization
  of $70,561 and $62,876
  respectively)                                20,692               28,612
 Software Development Costs
  (Net of accumulated
   amortization of
   $976,666 and  $767,537
   respectively)                            3,130,120            3,108,468
 Pension Assets                             1,158,092            1,158,092
 Deposits and Other Assets                    280,499              272,617
                                          -----------          -----------
Total Other Assets                          4,589,403            4,567,789
                                          -----------          -----------

TOTAL ASSETS                              $11,937,012          $11,909,527
                                          ===========          ===========

See notes to Condensed Financial Statements.

*  Derived from Audited Financial Statement

                               MOSCOM CORPORATION

                             CONDENSED BALANCE SHEETS


                                           March 31,          December 31,
                                             1998                 1997*
                                          (Unaudited)


LIABILITIES AND STOCKHOLDERS EQUITY

CURRENT LIABILITIES:
 Accounts Payable                         $   540,830          $   746,229
 Accrued Compensation and Related Taxes       418,084              348,602
 Deferred Revenue                           1,870,416            1,703,803
 Other Accrued Expenses                       306,710              425,393
                                          -----------          -----------
   Total Current Liabilities                3,136,040            3,224,027

Pension Obligation                          1,982,898            1,983,348
                                          -----------          -----------

Total Liabilities                           5,118,938            5,207,375


STOCKHOLDERS EQUITY:
 Common Stock, par value $.10,
  20,000,000 shares authorized; issued
  and outstanding, 7,554,703 and
  7,549,703, respectively                     755,470              754,970
 Additional Paid-in Capital                18,713,390           18,701,040
 Retained Earnings                        (12,650,786)         (12,753,858)
                                          -----------          -----------

Total Stockholders Equity                   6,818,074            6,702,152
                                          -----------          -----------

TOTAL LIABILITIES AND STOCKHOLDERS
 EQUITY                                   $11,937,012          $11,909,527
                                          ===========          ===========


See notes to Condensed Financial Statements.

*  Derived from Audited Financial Statements

                                 MOSCOM CORPORATION

                        CONDENSED STATEMENTS OF OPERATIONS

                                                 Three Months Ended
                                                      March 31,
                                                     (Unaudited)

                                              1998                 1997

SALES                                     $ 3,604,377          $ 2,771,059

COSTS AND OPERATING EXPENSES:
 Cost of Sales                                764,305              812,791
 Engineering & Software Development           630,145              730,393
 Selling, General and Administrative        2,145,390            2,598,239
                                          -----------          -----------
   Total Costs and Operating Expenses       3,539,840            4,141,423
                                          -----------          -----------

INCOME (LOSS) FROM OPERATIONS                  64,537           (1,370,364)

INTEREST INCOME                                38,535               29,675
                                          -----------          -----------

INCOME (LOSS) BEFORE INCOME TAXES             103,072           (1,340,689)

INCOME TAXES                                        -                    -
                                          -----------          -----------

NET INCOME (LOSS)                         $   103,072          $(1,340,689)
                                          ===========          ===========

INCOME (LOSS) PER SHARE
    Basic                                        $.01                $(.19)
                                                 ====                =====
    Diluted                                      $.01                $(.19)
                                                 ====                =====



See notes to Condensed Financial Statements.

                                 MOSCOM CORPORATION
                         CONDENSED STATEMENTS OF CASH FLOWS

                                                        Three Months Ended
                                                             March 31,
                                                      1998               1997
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)                                $  103,072       $(1,340,689)
Adjustments to Reconcile Loss to Net
 Cash Provided by Operating Activities
  Depreciation and Amortization                     283,139           384,517
  Provision for Losses on Accounts Receivable        12,501             3,750
  Provision for Inventory Obsolescence               24,999            25,000
 Changes in Assets and Liabilities
  Investments                                       626,823        (1,657,217)
  Accounts Receivable                              (737,968)          570,386
  Inventories                                       220,119           119,359
  Prepaid Expenses                                   (7,833)          (96,727)
  Purchased Software                                      -            (1,078)
  Deposits and Other Assets                          (7,882)           12,060
  Accounts Payable                                 (205,399)         (481,780)
  Accrued Compensation Related Taxes                 69,482            75,000
  Other Current Liabilities                          47,930          (331,996)
  Long Term Liabilities                                (450)           55,000
                                                 ----------       -----------

  Net Adjustments                                   325,461        (1,323,726)
                                                 ----------       -----------
  Net Cash Provided (Used) by Operating
   Activities                                       428,533        (2,664,415)
                                                 ----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to Property and Equipment               (177,098)          (43,164)
 Software Development Costs                        (230,780)         (293,258)
                                                 ----------       -----------

Net Cash Flows Used by Investing Activities:       (407,878)         (336,422)
                                                 ----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from Sales of Stock                             -         1,540,768
 Exercise of Stock Options and Warrants              12,850            39,310
 Stock Retirements                                        -           (21,498)
                                                 ----------       -----------
 Net Cash Flows from Financing Activities            12,850         1,558,580
                                                 ----------       -----------
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                    33,505        (1,442,257)

CASH AND CASH EQUIVALENTS, BEGINNING OF
 PERIOD                                           1,106,944         2,025,535
                                                 ----------       -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD         $1,140,449       $   583,278
                                                 ==========       ===========

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

(1)  GENERAL

     The accompanying unaudited financial statements include all adjustments of a normal and recurring nature which are, in the opinion of Registrants management, necessary to present fairly the Registrants financial position as of March 31, 1998 and the results of its operations and cash flows for the three months ended March 31, 1998 and 1997.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed financial statements should be read in conjunction with the financial statements and related notes contained in the Annual Report for the fiscal year ended December 31, 1997.

     The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for a full years operation.

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

(2)  INVENTORIES

     The composition of inventories at March 31, 1998 and December 31, 1997 was as follows:


                                       March 31,        December 31,
                                         1998              1997

Purchased parts and components        $  347,270         $  454,617
Work in process                          105,243            120,566
Finished goods                           467,166            589,614
                                      ----------         ----------
                                      $  919,679         $1,164,797
                                      ==========         ==========

(3)  PROPERTY AND EQUIPMENT

     The major classifications of property and equipment at March 31, 1998, and December 31, 1997 are:


                                       March 31,         December 31,
                                         1998               1997

Machinery and equipment               $1,460,479         $1,460,479
Computer hardware and software         2,751,853          2,627,442
Furniture and fixtures                   947,921            914,085
Leasehold improvements                   310,596            291,745
                                      ----------         ----------

                                      $5,470,849         $5,293,751

(4)  EARNINGS PER SHARE

     Earnings per share has been calculated under SFAS 128, Earnings Per Share. Weighted average shares outstanding for the three months ended March 31, 1997 do not include common stock equivalents, as their effect on earnings per share would be antidilutive.

Item 2	Managements Discussion and Analysis of Financial Condition and
        Results of Operations

Results of Operations

     Sales for the first quarter ended March 31, 1998 of $3,604,377 represented an increase of 30% from the sales of $2,771,059 for the three months ended March 31, 1997. The increased sales were primarily the result of strong demand for the Companys core call accounting products which grew by 27% over the sales realized during the first quarter of 1997. Sales of the Companys INFO/MDR product were also strong during the first quarter of 1998 with 11 new systems being shipped.

     In addition, sales to international markets by U.S. based personnel increased five-fold over prior year levels, largely offsetting the negative impact on sales resulting from the closure of the Companys European based subsidiaries during the second quarter of 1997.

     The Companys newest network product, TMS, was released in late January of 1998 for distribution by Lucent Technologies. Though first quarter sales of TMS were relatively modest, the order rate and quote activity have been encouraging and TMS is expected to begin to contribute significantly to revenues in subsequent quarters.

     The gross margin of 79% achieved for the first three months of 1998 represents a significant increase from the gross margin of 71% attained for the three months ended March 31, 1997. The increased gross margin percentage arises from the higher sales volume achieved during the first three months of 1998 versus the same period of 1997, thereby reducing costs as a percentage of sales, and the high content of software based call accounting products in the sales mix, which typically carry favorable margins.

     Engineering and developments costs, net of capitalized software costs decreased from $730,393 for the three months ended March 31, 1997 to $630,145 for the same three month period of 1998. The following table summarizes gross expenditures for engineering and development expenses, amounts capitalized, and net engineering expenses incurred for the three months ended March 31, 1998 and 1997.

                                                Three Months Ended

                                            March 31,          March 31,
                                              1998               1997

Gross Expenditures for Engineering &
 Software Development                       $  860,925        $1,023,651

Less:  Costs Capitalized                      (230,780)         (293,258)
                                            ----------        ----------

Net Engineering & Software
 Development Expense                        $  630,145        $  730,393
                                            ==========        ==========

     The reduction in gross spending for engineering and development reflects the absence of engineering effort formerly devoted to voice recognition products marketed and sold by the Companys former Votan subsidiary, closed during the second quarter of 1997. Engineering and development expenditures on continuing product lines were similar to the levels experienced during the first three months of 1997.

     Selling, general and administrative expenses of $2,145,390 incurred for the quarter ended March 31, 1998 decreased 17% from the $2,598,239 of selling, general and administrative expense incurred for the quarter ended March 31, 1997. The reduced expense level reflects the savings associated with the closing of the Companys European and Votan subsidiaries closed in conjunction with the Companys second quarter 1997 restructuring plan. During the first quarter of 1997 the Company incurred approximately $884,000 of selling, general and administrative expense at those former locations. Beginning in the third quarter of 1997 and continuing through the first quarter of 1998 the Company has redirected a portion of those savings to strengthen its marketing, sales, and support staffs, particularly in the area of network product support and implementation. The Company expects to continue this process throughout the balance of 1998.

     For the three months ended March 31, 1998 the Company earned a profit of $103,072 or $.01 per share. This compared with a net loss incurred of $1,340,689 or $.19 per share for the three months ended March 31, 1997.

Liquidity and Capital Resources

     The Companys total cash position (cash on hand plus investments) at March 31, 1998 was $2,869,407. This compares with total cash positions of $3,462,725 at December 31, 1997 and $2,490,675 at March 31, 1997.

     Accounts receivable increased from $1,724,047 at December 31, 1997 to $2,449,514 at March 31, 1998 largely due to higher sales volumes and the timing of the receipt of certain receivables expected in March, subsequently received in April.

     Inventories continued to decline as expected, from $1,164,797 at December 31, 1997 to $919,679 at March 31, 1998. This decline in inventories, which has been long term in nature, continues to reflect the increasingly higher percentage of software based products in the total sales mix, thereby reducing the requirement to carry large levels of hardware components and supplies.

     Capital expenditures during the first quarter of 1998 were $177,098 versus $43,164 during the first quarter of 1998, and were largely related to the implementation of a company-wide integrated Management Information System currently in the installation phase. The addition of this system will allow the Company to phase out a number of stand alone operating systems utilized throughout the Company thereby increasing efficiency and productivity.

     Other assets, consisting primarily of the unamortized value of capitalized software costs remained relatively unchanged from year end figures growing by less than 1% to $4,589,403.

     Total current liabilities declined from $3,224,027 at December 31, 1997 to $3,136,040 at March 31, 1998, a decrease of 3%, with trade accounts payable declining by just over $205,000. This reduction was partially offset by an approximate $167,000 increase in deferred revenues representing the value of services to be provided to customers in future quarters. These deferred revenues consist primarily of installation, training and maintenance charges.

     During 1997, the Company entered into a private equity line of credit agreement with a single institutional investor. Under the equity line for a period of two years, the Company has the right to sell to the investor shares of the Companys Common Stock at a price equal to 88% of the average bid price of the stock for the subsequent ten trading days. During the two year period the Company may sell up to $6 million of common stock to the investor with no more than $500,000 in any single month. There were no transactions under this equity line of credit agreement during the first quarter of 1998. During 1997 the Company sold 501,934 shares of common stock to this investor yielding net proceeds of $2,480,017. This agreement expires June 2, 1999.

     The Company continues to maintain an agreement with a major commercial bank for a secured line of credit agreement for up to $500,000. There have been no borrowings against this agreement.

     The Company believes that it has sufficient working capital and access to alternative financing, if required, to meet its financial commitments and support anticipated growth over the next twelve months.

PART II - OTHER INFORMATION

Item 6:  Exhibits and Reports on Form 8-K

(1) Registrants Condensed Financial Statements for the three months ended March 31, 1998 and 1997 are set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.

(2)  Calculation of earnings per share.

						Exhibit A:	(2)

                             MOSCOM CORPORATION

                    Calculations of Earnings Per Share


                                               Three Months Ended
                                                    March 31,

                                                1998          1997
Basic

Net Income (Loss)                            $  103,072    $(1,340,689)
                                             ==========    ===========
Weighted Common Shares Outstanding            7,550,870      7,089,101
                                             ==========    ===========

Income (Loss) Per Common Share                     $.01          $(.19)
                                                   ====          =====

Diluted

Net Income (Loss)                            $  103,072    $(1,340,689)
                                             ==========    ===========

Weighted Average Shares Outstanding           7,550,870      7,089,101

Additional Dilutive Effect of Stock
 Options and Warrants after Application
 of Treasury Stock Method                       410,935              -
                                             ----------    -----------

Weighted Average Shares Outstanding           7,961,805      7,089,101
                                             ==========    ===========

Income (Loss) per Common Share
 and Common Equivalent Share                       $.01          $(.19)
                                                   ====          =====

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



MOSCOM CORPORATION

REGISTRANT

Date:  May 12, 1998
        _________________________



_____________________________________
David G. Mazzella
President and CEO




Date:  May 12, 1998
        _________________________



_____________________________________
Ronald C. Lundy
Treasurer (Chief Accounting Officer)