Form 10-Q
period 1998-06-30
VERAMARK TECHNOLOGIES INC
filed 1998-08-13
CIK 747605

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                  Quarterly Report Under Section 13 or 15 (d)
                    of the Securities Exchange Act of 1934

                        For Quarter Ended June 30, 1998

                        Commission File Number 0-13898

               VERAMARK TECHNOLOGIES, INC., (FORMERLY MOSCOM CORPORATION)

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

          YES      XX         NO

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30,1998.

     Common stock, par value $.10            7,590,748 shares

     This report consists of 14 pages.

                                     INDEX



                                                                  PAGE

PART I    FINANCIAL INFORMATION

   Item 1 Financial Statements

          Condensed Balance Sheets -                             3 -  4
          June 30, 1998 and December 31, 1997

          Condensed Statements of Operations -
          Three and Six Months
          Ended June 30, 1998 and 1997                           5

          Condensed Statements of Cash Flows -
          Six Months Ended June 30, 1998 and 1997                6

          Notes To Condensed Financial Statements                7 -  8

   Item 2 Management's Discussion and Analysis of
          Financial Condition and Results of Operations          9 - 11


PART II   OTHER INFORMATION

   Item 6 Exhibits and Reports on Form 8-K                      12 - 14

                       PART  I -  FINANCIAL INFORMATION

                          VERAMARK TECHNOLOGIES, INC.

                           CONDENSED BALANCE SHEETS

                                                                JUNE 30,                   DECEMBER 31,
ASSETS                                                              1998                          1997*
CURRENT ASSETS:                                              (Unaudited)
   Cash and Cash Equivalents
     (Including short-term investments
     of $1,487,761 and $757,076
     respectively)                                           $ 1,654,354                    $ 1,106,944
     Investments                                               1,675,656                      2,355,781
     Accounts Receivable, trade (net of
     allowance for doubtful accounts of
     $78,000 and $75,000, respectively)
                                                               2,434,578                      1,724,047
   Inventories                                                   849,887                      1,164,797
   Prepaid Expenses                                               98,380                         30,582
                                                             -----------                    -----------
        Total Current Assets                                   6,712,855                      6,382,151

PROPERTY AND EQUIPMENT                                         5,745,390                      5,293,751
   Less Accumulated Depreciation                              (4,478,017)                    (4,334,164)
                                                             -----------                    -----------
        Property and Equipment (Net)                           1,267,373                        959,587

OTHER ASSETS:
     Purchased Software (Net of
     accumulated amortization of $78,556
     and $62,876 respectively)
                                                                  43,103                         28,612
     Software Development Costs
      (Net of accumulated amortization of
      $1,227,648 and $767,537 respectively)                    3,085,968                      3,108,468
     Pension Assets                                            1,158,092                      1,158,092
     Deposits and Other Assets                                   340,339                        272,617
                                                             -----------                    -----------
   Total Other Assets                                          4,627,502                      4,567,789
                                                             -----------                    -----------
TOTAL ASSETS                                                 $12,607,730                    $11,909,527
                                                             ===========                    ===========

See notes to Condensed Financial Statements.

                 *  DERIVED FROM AUDITED FINANCIAL STATEMENTS

                          VERAMARK TECHNOLOGIES, INC.

                           CONDENSED BALANCE SHEETS

                                                                        June 30,             December 31,
                                                                          1998                 1997*
                                                                                  (Unaudited)


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts Payable                                                   $   619,465             $   746,229
  Accrued Compensation and Related Taxes                                 493,486                 348,602
  Deferred Revenue                                                     2,013,019               1,703,803
  Other Accrued Expenses                                                 332,250                 425,393
                                                                     -----------             -----------
     Total Current Liabilities                                         3,458,220               3,224,027

  Pension Obligation                                                   1,979,113               1,983,348
                                                                     -----------             -----------
Total Liabilities                                                      5,437,333               5,207,375
STOCKHOLDERS' EQUITY:
   Common Stock, par value $.10,
    20,000,000 shares authorized; issued and
    outstanding, 7,590,748 and 7,549,703, respectively                   759,075                 754,970
   Additional Paid-in Capital                                         18,881,768              18,701,040
   Retained Earnings                                                 (12,470,446)            (12,753,858)
                                                                     -----------             -----------
Total Stockholders Equity                                              7,170,397               6,702,152
                                                                     -----------             -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $12,607,730             $11,909,527
                                                                     ===========             ===========

See notes to Condensed Financial Statements.

                 *  DERIVED FROM AUDITED FINANCIAL STATEMENTS

                          VERAMARK TECHNOLOGIES, INC.

                      CONDENSED STATEMENTS OF OPERATIONS


                                                       THREE MONTHS ENDED                    Six Months Ended
                                                            JUNE 30,                              June 30,
                                                   1998                1997               1998              1997
                                                         (Unaudited)                             (UNAUDITED)



SALES                                            $3,982,773         $3,128,863         $7,587,150        $5,899,922
COSTS AND OPERATING EXPENSES:                    ----------         ----------         ----------        ----------
  Cost of Sales                                     778,752          1,175,409          1,543,057         1,988,200
  Engineering & Software Development                751,851            724,347          1,381,996         1,454,740
  Selling, General and Administrative             2,312,163          2,679,746          4,457,553         5,277,985
  Other Non-recurring Costs                               -          2,377,869                  -         2,377,869
                                                 ----------         ----------         ----------        ----------
     Total Costs and Operating Expenses           3,842,766          6,957,371          7,382,606        11,098,794
                                                 ----------         ----------         ----------        ----------
INCOME (LOSS) FROM OPERATIONS                       140,007         (3,828,508)           204,544        (5,198,872)

INTEREST INCOME                                      40,333             23,672             78,868            53,347
                                                 ----------         ----------         ----------        ----------
INCOME (LOSS) BEFORE INCOME TAXES                   180,340         (3,804,836)           283,412        (5,145,525)

INCOME TAXES                                              -                  -                  -                 -
                                                 ----------         ----------         ----------        ----------
NET INCOME (LOSS)                                $  180,340        $(3,804,836)          $283,412       $(5,145,525)
                                                 ==========        ===========         ==========       ===========
INCOME (LOSS) PER SHARE
    Basic                                              $.02              $(.52)              $.03             $(.71)
                                                       ====              =====               ====             =====
    Diluted                                            $.02              $(.52)              $.03             $(.71)
                                                       ====              =====               ====             =====

SEE NOTES TO CONDENSED FINANCIAL STATEMENTS.

                          VERAMARK TECHNOLOGIES, INC.
                      CONDENSED STATEMENTS OF CASH FLOWS


                                                                       Six Months Ended June 30,
                                                                      1998                  1997
                                                                             (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income  (Loss)                                                $  283,412            $(5,145,525)
                                                                  ----------             ----------
Adjustments to Reconcile Profit or Loss to Net Cash
Provided by Operating Activities
  Depreciation and Amortization                                      619,878              1,306,002
  Provision for Losses on Accounts Receivable                          2,002                207,500
  Provision for Inventory Obsolescence                                49,998                281,411
  Changes in Assets and Liabilities
     Investments                                                     680,125               (888,930)
     Accounts Receivable                                            (712,533)               837,777
     Inventories                                                     264,912                213,780
     Prepaid Expenses                                                (67,798)               (20,909)
     Purchased Software                                              (30,405)                (1,477)
     Deposits and Other Assets                                       (67,722)                96,616
     Accounts Payable                                               (126,764)               (50,046)
     Accrued Compensation Related Taxes                              144,884                 84,163
     Other Current Liabilities                                       216,073                (47,530)
     Long Term Liabilities                                            (4,235)               659,576
                                                                  ----------             ----------
  Net Adjustments                                                    968,415              2,677,933
                                                                  ----------             ----------
  Net Cash Provided (Used) by Operating Activities                 1,251,827             (2,467,592)
                                                                  ----------             ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Loss on Disposal of Fixed Assets                                         -                301,919
  Additions to Property and Equipment                               (451,639)               (52,688)
  Software Development Costs                                        (437,611)              (658,422)
                                                                  ----------             ----------
Net Cash Flows Used by Investing Activities:                        (889,250)              (409,191)
                                                                  ----------             ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from Sales of Stock                                       143,384              2,289,518
  Exercise of Stock Options and Warrants                              50,201                103,062
  Stock Retirements                                                   (8,752)               (76,500)
                                                                  ----------             ----------
  Net Cash Flows from Financing Activities                           184,833              2,316,080
                                                                  ----------             ----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 547,410               (560,703)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                     1,106,944              2,025,535
                                                                  ----------             ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                          $1,654,354             $1,464,832
                                                                  ==========             ==========

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

(1)  GENERAL

     The accompanying unaudited financial statements include all adjustments of a normal and recurring nature which are, in the opinion of Registrant's management, necessary to present fairly the Registrant's financial position as of June 30, 1998 and the results of its operations and cash flows for the three and six months ended June 30, 1998 and 1997.

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

     The results of operations for the three and six months ended June 30, 1998 are not necessarily indicative of the results to be expected for a full year's operation.

     Except for the historical information contained herein, the matters discussed in this report are forward-looking statements which involve risks and uncertainties, including but not limited to economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices, and other factors discussed in the Company's filings with the Securities and Exchange Commission.

(2)  INVENTORIES

     The composition of inventories at June 30, 1998 and December 31, 1997 was as follows:

                                          JUNE 30,              DECEMBER 31,
                                            1998                   1997

Purchased parts and components            $197,131               $  454,617
Work in process                            100,171                  120,566
Finished goods                             552,585                  589,614
                                          --------               ----------
                                          $849,887               $1,164,797
                                          ========               ==========

(3)  PROPERTY AND EQUIPMENT

     The major classifications of property and equipment at June 30, 1998, and December 31, 1997 are:

                                                     JUNE 30,          DECEMBER 31,
                                                        1998                  1997
Machinery and equipment                           $1,463,850            $1,460,479
Computer hardware and software                     2,906,827             2,627,442
Furniture and fixtures                             1,064,117               914,085
Leasehold improvements                               310,596               291,745
                                                  ----------            ----------
                                                  $5,745,390            $5,293,751
                                                  ==========            ==========

 (4) EARNINGS PER SHARE

     Earnings per share has been calculated under SFAS 128, "Earnings Per Share." Weighted average shares outstanding for the three and six months ended June 30, 1997 do not include common stock equivalents, as their effect on earnings per share would be antidilutive.

          Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

For the second quarter ended June 30, 1998 the Company realized sales of $3,982,773 representing an increase of 27% over sales achieved for the same quarter of 1997. For the six month period ended June 30, 1998 sales of $7,587,150 were 29% higher than the sales of $5,899,922 for the same six month period of 1997. The higher sales volumes reflect a continued strong demand for the Company's traditional core call accounting products and services which increased by 7% over 1997 levels despite the closing of the Company's European sales offices, and the continued strong sales of INFO/MDR , the Company's central office telemanagement system. During the first six months of 1998 the Company shipped 21 INFO/MDR systems, compared to eight for the first half of 1997.

The Company is also encouraged by the growing contribution to revenues and financial results of Verabill, its billing and customer care system. Second quarter 1998 sales of Verabill increased four-fold over first quarter 1998 sales. The number and size of proposals currently outstanding indicate that the contribution from Verabill could increase with each future quarter.

For the three and six months ended June 30, 1998, 26% and 29% of Company revenues respectively were generated from orders previously billed, the value of which had been deferred pending the performance of certain services. These services typically include training, installation, custom rate updates, and maintenance and support, which ultimately may or may not be utilized by customers. For the same three and six month periods of 1997, deferred billings accounted for 22% of sales. For the three and six month periods ended June 30, 1998, 7.5% and 6.6% of sales were previously deferred billings for services which are not expected to be utilized. The value of the unrecognized revenues related to these services is carried on the Company's balance sheet under Liabilities as "deferred revenue."

Gross margin percentages of 80% for both the three and six month periods ended June 30, 1998 compare with gross margin percentages of 62% and 66% for the same three and six month periods of 1997. The significant margin improvements reflect a combination of higher sales volumes, reduced amortization costs, and lower manufacturing costs due to the continued phasing out of hardware based products from the overall product mix.

Engineering and software development costs of $1,381,996 for the six months ended June 30, 1998 were 5% lower than the engineering and software development costs incurred for the same period of 1997. The table below summarizes gross expenditures for engineering and development expenses, amounts capitalized, and net engineering and development expenses for the three and six months ended June 30, 1998 and 1997.





                                            Three Months Ended      Six Months Ended
                                                June 30                  June 30
                                        1998         1997          1998           1997
Gross Expenditures for Engineering
 & Software Development              $958,682    $1,089,511     $1,819,607    $2,113,162
Less Cost Capitalized                (206,831)     (365,164)      (437,611)     (658,422)
                                     --------    ----------     ----------    ----------
Net Engineering & Software
 Development Expense                 $751,851    $  724,347     $1,381,996    $1,454,740
                                     ========    ==========     ==========    ==========


The reduction in net engineering and development costs continues to reflect the absence of engineering effort devoted to voice recognition products marketed and sold by the Company's former Votan subsidiary, closed during the second quarter of 1997. It is expected that expense levels for engineering and development efforts for the remaining two quarters of 1998 will exceed the levels incurred during the same quarters of 1997 due to an increase in staffing begun late in the third quarter of 1997 to support the Company's latest telemanagement and billing product offerings.

Selling, general and administrative expenses of $2,312,163 for the three months ended June 30,1998 were 14% lower than costs incurred for the three month period ended June 30,1997. Selling, general, and administrative expenses of $4,457,553 for the six months ended June 30, 1998 were 16% below the expense level incurred for the same six month period of 1997. Similarly to the reduced expense levels referred to above for engineering and development the lower expenses are attributable to the closing of former subsidiaries as part of the Company's 1997 restructuring plan undertaken during the second quarter of 1997. The company continues to redirect its efforts to strengthening its sales, marketing and support groups, particularly in the area of network product support and implementation.

For the quarter ended June 30, 1998 the Company earned a net profit of $180,340 or $.02 per share. This profit compared with a net loss of $3,804,836 or $.52 per share for the same quarter last year. Second quarter 1997 results included a non-recurring charge of $2,377,869 primarily associated with the restructuring efforts mentioned above.

For the six months ended June 30, 1998 the Company has earned a profit of $283,412 or $.03 per share versus a net loss of $5,145,525 or $.71 per share for the same six month period of 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company's total cash position (cash on hand plus Investments) of $3,330,010 at June 30, 1998 compares with total cash positions of $2,869,407 at March 31, 1998 and $3,462,725 at December 31, 1997. The working capital ratio of 2:1 has remained constant throughout the first six months of 1998. Accounts receivable of $2,434,578 at June 30, 1998 were only slightly higher than the $2,449,514 of receivables at March 31, 1998, and approximately $700,000 higher than at December 31, 1997, mainly due to higher sales volumes.

Spending on capital equipment during the first half of 1998 of $451,639 was significantly higher than the capital spending of $52,688 realized during the first six months of 1997 as the Company continued to upgrade its internal computer network and communication systems, and update its engineering and development capabilities.

Total assets at June 30, 1998 of $12,607,730 are 6% higher than the total assets of $11,909,527 at December 31,1997. Total liabilities of $5,437,333 at June 30, 1998 rose 4% from the December 31, 1997 level.

The Company maintains a private equity line of credit agreement with a single institutional investor. Under the equity line for a period of two years, the Company has the right to sell to the investor shares of the Company common stock at a price equal to 88% of the average bid price of the stock for the subsequent ten trading days. During the two year period the company may sell up to $6 million of common stock to the investor with no more than $500,000 in any single month. During the first half of 1998 the company sold 24,700 shares of common stock to this investor yielding proceeds of $143,384. This agreement expires June 2, 1999.

The Company also maintains an agreement with a major commercial bank for a secured line of credit agreement for up to $500,000. There have been no borrowings against this agreement.

The Company believes that it has sufficient working capital and access to alternative forms of financing to meet its financial commitments and support anticipated growth over the next twelve months.

                          PART II - OTHER INFORMATION

ITEM 6:             EXHIBITS AND REPORTS ON FORM 8-K

(1) Registrant's Condensed Financial Statements for the three and six months ended June 30, 1998 and 1997 are set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.

(2)  Calculation of earnings per share.

                                                            EXHIBIT A: (2)

                          VERAMARK TECHNOLOGIES, INC.

                      CALCULATIONS OF EARNINGS PER SHARE

                                                Three Months Ended                 Six Months Ended
                                                     June 30,                          June 30,
                                             1998              1997             1998              1997
BASIC
Net Income (Loss)                           $  180,340       $(3,804,836)      $  283,412       $(5,145.525)
                                            ==========       ===========       ==========       ===========
Weighted Common Shares Outstanding           7,575,444         7,280,931        7,563,157         7,185,016
                                            ==========       ===========       ==========       ===========
Income (Loss) Per Common Share                    $.02            $(.52)             $.03            $(.71)
                                            ==========       ===========       ==========       ===========
DILUTED
Net Income (Loss)                           $  180,340       $(3,804,836)      $  283,412       $(5,145,585)
                                            ==========       ===========       ==========       ===========

Weighted Average Shares Outstanding          7,575,444         7,280,931        7,563,157         7,185,016

Additional Dilutive Effect of Stock
Options and Warrants after
Application of Treasury Stock Method           389,745                 -          400,340                 -
                                            ----------        ----------        ---------         ---------
Weighted Average Shares Outstanding          7,965,189         7,280,931        7,963,497         7,185,016
                                            ==========       ===========       ==========       ===========
Income (Loss) per Common Share and
Common Equivalent Share                           $.02            $(.52)             $.03            $(.71)
                                            ==========       ===========       ==========       ===========



                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                          VERAMARK TECHNOLOGIES, INC.

                                  REGISTRANT

Date:     _________________________



_____________________________________
David G. Mazzella
President and CEO




Date:     _________________________



_____________________________________
Ronald C. Lundy
Treasurer (Chief Accounting Officer)