Form 10-Q
period 1998-09-30
VERAMARK TECHNOLOGIES INC
filed 1998-11-13
CIK 747605

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                  Quarterly Report Under Section 13 or 15 (d)
                    of the Securities Exchange Act of 1934

                     For Quarter Ended September 30, 1998

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2)has been subject to such filing requirement for the past 90 days.

          YES      XX         NO

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30,1998.

     Common stock, par value $.10            7,567,248 shares

     This report consists of 14 pages.

                                     INDEX



                                                            PAGE

PART I    FINANCIAL INFORMATION

   Item 1 Financial Statements

          Condensed Balance Sheets -                        3 -  4
          September 30, 1998 and December 31, 1997

          Condensed Statements of Operations -              5
          Three and Nine Months Ended
          September 30, 1998 and 1997

          Condensed Statements of Cash Flows -              6
          Nine Months Ended September 30, 1998 and 1997

          Notes To Condensed Financial Statements           7 -  8

   Item 2 Management's Discussion and Analysis of           9 - 11
          Financial Condition and Results of Operations


PART II   OTHER INFORMATION

   Item 6 Exhibits and Reports on Form 8-K                 12 - 14

                       PART  I -  FINANCIAL INFORMATION

                          VERAMARK TECHNOLOGIES, INC.

                           CONDENSED BALANCE SHEETS

                                                           SEPTEMBER 30,                   DECEMBER 31,
ASSETS                                                              1998                          1997*
CURRENT ASSETS:                                              (Unaudited)
   Cash and Cash Equivalents
     (Including short-term investments
     of  $614,562 and $757,076
     respectively)                                            $1,083,658                     $1,106,944
     Investments                                               4,002,200                      2,355,781
     Accounts Receivable, trade (net of
     allowance for doubtful accounts of
     $99,000 and $75,000, respectively)                        1,901,276                      1,724,047
   Inventories                                                   707,116                      1,164,797
   Prepaid Expenses                                              101,833                         30,582
                                                            ------------                   ------------
        Total Current Assets                                   7,796,083                      6,382,151

PROPERTY AND EQUIPMENT                                         5,811,675                      5,293,751
   Less Accumulated Depreciation                              (4,428,687)                    (4,334,164)
                                                             -----------                    -----------
        Property and Equipment (Net)                           1,382,988                        959,587

OTHER ASSETS:
   Purchased Software (Net of
    accumulated amortization of $86,572
    and $62,876 respectively)                                     35,240                         28,612

   Software Development Costs
    (Net of accumulated amortization of
    $1,478,630 and $767,537 respectively)                      3,151,357                      3,108,468
   Pension Assets                                              1,158,092                      1,158,092
   Deposits and Other Assets                                     342,723                        272,617
                                                             -----------                    -----------
   Total Other Assets                                          4,687,412                      4,567,789
                                                             -----------                    -----------
                                                             $13,866,483                    $11,909,527
TOTAL ASSETS                                                 ===========                    ===========

See notes to Condensed Financial Statements.

                 *  DERIVED FROM AUDITED FINANCIAL STATEMENTS

                          VERAMARK TECHNOLOGIES, INC.

                           CONDENSED BALANCE SHEETS

                                                                     September 30,          December 31,
                                                                             1998                  1997*
                                                                      (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts Payable                                                      $718,403                $746,229
  Accrued Compensation and Related Taxes                                 864,928                 348,602
  Deferred Revenue                                                     2,279,918               1,703,803
  Other Accrued Expenses                                                 577,726                 425,393
                                                                     -----------             -----------
     Total Current Liabilities                                         4,440,975               3,224,027

  Pension Obligation                                                   2,055,329               1,983,348
                                                                     -----------             -----------
Total Liabilities                                                      6,496,304               5,207,375

STOCKHOLDERS' EQUITY:
   Common Stock, par value $.10,
    Authorized 20,000,000 shares; issued
    7,567,248 and 7,549,703, respectively                                759,725                 754,970
   Additional Paid-in Capital                                         18,904,243              18,701,040
   Retained Earnings                                                 (12,167,275)            (12,753,858)
   Less cost of Treasury Stock (30,000 shares)                          (126,514)                      -
                                                                     -----------             -----------
Total Stockholders Equity                                              7,370,179               6,702,152
                                                                     -----------             -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $13,866,483             $11,909,527
                                                                     ===========             ===========

See notes to Condensed Financial Statements.

                 *  DERIVED FROM AUDITED FINANCIAL STATEMENTS

                          VERAMARK TECHNOLOGIES, INC.

                      CONDENSED STATEMENTS OF OPERATIONS

                                                      THREE MONTHS ENDED                     Nine Months Ended
                                                          SEPTEMBER 30,                         September 30,
                                                   1998                 1997               1998              1997
                                                           (Unaudited)                          (Unaudited)

SALES                                            $4,693,706         $3,204,875        $12,280,856        $9,104,797
                                                 ----------         ----------        -----------       -----------
COSTS AND OPERATING EXPENSES:
  Cost of Sales                                     784,957            692,319          2,328,014         2,680,519
  Engineering & Software Development                672,092            418,625          2,054,088         1,873,365
  Selling, General and Administrative             2,992,890          2,079,310          7,450,443         7,357,295
  Other Non-recurring Costs                               -                  -                  -         2,377,869
                                                 ----------         ----------        -----------       -----------
     Total Costs and Operating Expenses           4,449,939          3,190,254         11,832,545        14,289,048
                                                 ----------         ----------        -----------       -----------

INCOME (LOSS) FROM OPERATIONS                       243,767             14,621            448,311        (5,184,251)

INTEREST INCOME                                      59,404             12,625            138,272            65,972
                                                 ----------         ----------        -----------       -----------

INCOME (LOSS) BEFORE INCOME TAXES                   303,171             27,246            586,583        (5,118,279)

INCOME TAXES                                              -                  -                  -                 -
                                                 ----------         ----------        -----------       -----------
NET INCOME (LOSS)                                  $303,171            $27,246           $586,583       $(5,118,279)
INCOME (LOSS) PER SHARE                          ==========         ==========        ===========       ===========

    Basic                                              $.04               $.00               $.07            $(.71)
                                                       ====               ====               ====            =====
    Diluted                                            $.04               $.00               $.07            $(.71)
                                                       ====               ====               ====            =====


SEE NOTES TO CONDENSED FINANCIAL STATEMENTS.

                          VERAMARK TECHNOLOGIES, INC.
                      CONDENSED STATEMENTS OF CASH FLOWS



                                                                       Nine Months Ended September 30,
                                                                       1998                        1997
                                                                                 (Unaudited)


CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                                                     $586,583                  $(5,118,279)
Adjustments to Reconcile Net Income (Loss)to Net                    ----------                  -----------
 Cash Provided by Operating Activities
  Depreciation and Amortization                                        967,593                    1,525,285
  Provision for Losses on Accounts Receivable                           14,503                      211,250
  Provision for Inventory Obsolescence                                 224,997                      306,412

  Changes in Assets and Liabilities
     Investments                                                    (1,646,419)                  (1,083,090)
     Accounts Receivable                                              (191,732)                     868,633
     Inventories                                                       232,684                      357,851
     Prepaid Expenses                                                  (71,251)                       7,072
     Purchased Software                                                (30,405)                      (1,858)
     Deposits and Other Assets                                         (70,106)                      84,769
     Accounts Payable                                                  (27,826)                    (484,968)
     Accrued Compensation Related Taxes                                516,326                     (205,864)
     Other Current Liabilities                                         728,448                       78,832
     Long Term Liabilities                                              71,981                      653,130
                                                                    ----------                  -----------
  Net Adjustments                                                      718,793                    2,317,454
                                                                    ----------                  -----------
  Net Cash Provided by (Used In) Operating
     Activities                                                      1,305,376                   (2,800,825)
                                                                    ----------                  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Loss on Disposal of Fixed Assets                                       2,719                      301,919
  Additions to Property and Equipment                                 (658,843)                    (103,160)
  Software Development Costs                                          (753,982)                    (979,107)
                                                                    ----------                  -----------
Net Cash Flows Used by Investing Activities:                        (1,410,106)                    (780,348)
                                                                    ----------                  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from Sales of Stock                                         143,384                    2,278,267
  Exercise of Stock Options and Warrants                                73,326                      167,061
  Stock Retirements                                                     (8,752)                     (76,500)
  Treasury Stock Purchases                                            (126,514)                           -
                                                                    ----------                  -----------
  Net Cash Flows from Financing Activities                              81,444                    2,368,828
                                                                    ----------                  -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS                              (23,286)                  (1,212,345)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                       1,106,944                    2,025,535
                                                                    ----------                  -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                            $1,083,658                  $   813,190
                                                                    ==========                  ===========

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

(1)  GENERAL

     The accompanying unaudited financial statements include all adjustments of a normal and recurring nature which are, in the opinion of Registrant's management, necessary to present fairly the Registrant's financial position as of September 30, 1998 and the results of its operations and cash flows for the three and nine months ended September 30, 1998 and 1997.

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

     The results of operations for the three and nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for a full year's operation.

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

(2)  INVENTORIES

     The composition of inventories at September 30, 1998 and December 31, 1997 was as follows:

                                                   SEPTEMBER 30,              DECEMBER 31,
                                                           1998                      1997

Purchased parts and components                         $356,903                $  454,617
Work in process                                         173,646                   120,566
Finished goods                                          176,567                   589,614
                                                       --------                ----------
                                                       $707,116                $1,164,797
                                                       ========                ==========

(3)  PROPERTY AND EQUIPMENT

     The major classifications of property and equipment at September 30, 1998, and December 31, 1997 are:

                                                     SEPTEMBER 30,                DECEMBER 31,
                                                              1998                        1997
Machinery and equipment                                 $1,427,065                  $1,460,479
Computer hardware and software                           3,003,854                   2,627,442
Furniture and fixtures                                   1,064,117                     914,085
Leasehold improvements                                     316,639                     291,745
                                                        ----------                  ----------
                                                        $5,811,675                  $5,293,751
                                                        ==========                  ==========

 (4) EARNINGS PER SHARE

     Earnings per share has been calculated under SFAS 128, "Earnings Per Share." Weighted average shares outstanding for the nine months ended September 30, 1997 do not include common stock equivalents, as their effect on earnings per share would be antidilutive.

     Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

     Sales for the three months ended September 30, 1998 of $4,693,706 represented a 46% increase from the $3,204,875 of sales realized for the three
months ended September 30, 1997.   Sales for the nine months ended September
30, 1998 of $12,280,856 were 35% higher than the sales of $9,104,797 for the same nine month period of 1997. The growth in sales for the first three quarters of 1998 is attributable mainly to a 28% increase in sales of the Company's core call accounting products and a 111% increase in sales of the Company's INFO/MDR, its central office telemanagement product, as compared to the prior year. The Company is also optimistic about the future revenue contribution expected to be made from its Verabill customer care and billing product based on current order activity. During the third quarter the Company received three new Verabill orders, the most significant being from the Antigua Public Utilities Authority ("APUA"). This order is significantly larger than the average Verabill order received by the Company to date because the Company is providing all installation, training, and implementation services, in addition to licensing the Verabill software. Revenues from this contract will be recognized over the next two to three quarters as implementation progresses. No revenue was recognized during the third quarter.

     For both the three and nine months ended September 30, 1998, 27% of Company revenues were derived from orders previously billed, the value of which had been deferred pending the performance of certain services. These services typically include training, installation, custom rate updates, and maintenance and support, which ultimately may or may not be utilized by customers. For the same three and nine month periods of 1997, deferred billings accounted for 17% and 21% of sales, respectively. For the three and nine month periods ended September 30, 1998, 6% and 7% of sales respectively were from previously deferred billings for services which are not expected to be utilized based on historical experience. The value of the unrecognized revenues related to these services is carried on the Company's balance sheet under Liabilities as "deferred revenue".

     Gross margins of $3,908,749 and $9,952,842 for the three and nine months ended September 30, 1998 were 56% and 55% higher than the gross margins realized for the same three and nine month periods of 1997. The higher margins, while primarily the result of the increased sales volumes, also were positively impacted by lower direct product costs due to a higher content of software based product in the sales mix, and lower amortization costs, as a percentage of sales, associated with previously capitalized development expenses.

     Net engineering and development costs of $672,092 for the three months ended September 30, 1998 compared with an expense level of $418,625 for the same quarter of 1997. Net Engineering and development costs of $2,054,088 for the nine month period ended September 30, 1998 were 10% higher than the 1997 net expense of $1,873,365 for the same nine month period of 1997. The chart below summarizes gross expenses, amounts capitalized and net engineering expense for the three and nine month periods ended September 30, 1998 and 1997.


                                            Three Months Ended          Nine Months Ended
                                               September 30                September 30
                                          1998           1997           1998            1997
Gross Expenditures for Engineering
 & Software Development                 $988,463       $739,310      $2,808,070      $2,852,472
Less Cost Capitalized                   (316,371)      (320,685)       (753,982)       (979,107)
                                        --------       --------      ----------      ----------
Net Engineering & Software
 Development Expense                    $672,092       $418,625      $2,054,088      $1,873,365
                                        ========       ========      ==========      ==========

     Selling general and administrative expenses of $2,992,890 for the quarter ended September 30, 1998 increased 44% from the third quarter 1997 expense level of $2,079,310. This increase reflects the Company's investment in strengthening its sales, sales support, customer support and product marketing staffs as planned subsequent to the corporate restructuring undertaken during the second quarter of 1997. For the nine months ended September 30, 1998 expenses for selling, general and administrative functions were only 1% higher than the costs for the first nine months of 1997 due to the absence of current spending for the subsidiaries closed as part of the referenced restructuring.

     For the quarter ended September 30, 1998 the Company earned a net profit of $303,171, or $.04 per share. This compared with a net profit of $27,246 for the quarter ended September 30, 1997. For the nine month period ended September 30, 1998 the Company has earned a net profit of $586,583, or $.07 per fully diluted share. This compared with a net loss of $5,118,279, or a loss of $.71 per share for the first nine months of 1997.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's total cash position (cash on hand plus investments) at September 30, 1998 of $5,085,858 increased by 53% from the end of the second quarter of 1998. Inventories of $707,116 are 39% lower than the balance at December 31, 1997. Accounts receivable of $1,901,276 at September 30, 1998 are 10% higher than the receivables of $1,724,047 at December 31, 1997. Total assets of $13,866,483 at September 30, 1998 are 16% higher than the December 31, 1997 figure of $11,909,527. Total current liabilities have increased 38% from December 31, 1997 to $4,440,975 at September 30, 1998, with the increase primarily due to additions to deferred revenue and an increase in accrued compensation related to higher employment.

     Through the first nine months of 1998 the Company has invested $658,843 in capital assets primarily for upgrading its development capabilities, strengthening its customer support and service groups, and the implementation of integrated management information system.

     During the third quarter of 1998 the Company repurchased 30,000 shares of its common stock on the open market at a total cost of $126,514.

     The Company maintains a private equity line of credit agreement with a single institutional investor. Under the equity line, the Company has the right to sell to the investor shares of the Company's common stock at a price equal to 88% of the average bid price of the stock for the subsequent ten trading days. During the agreement term the Company may sell up to $6 million of common stock to the investor with no more than $500,000 in any single month. During the first three quarters of 1998 the Company sold 24,700 shares of common stock to this investor yielding proceeds of $143,384. Subsequent to the end of the quarter, the expiration date of this agreement was extended from June 2, 1999 to August 30, 2000.

     The Company also maintains an agreement with a major commercial bank for a secured demand line of credit agreement for up to $500,000. Subsequent to the end of the quarter, the bank has agreed to increase this line of credit to $3,000,000. There have been no borrowings against either the current or proposed new agreement.

     The Company believes that it has sufficient working capital and access to alternative forms of financing to meet its financial commitments and support anticipated growth over the next twelve months.

                          PART II - OTHER INFORMATION

ITEM 6:             EXHIBITS AND REPORTS ON FORM 8-K

(1) Registrant's Condensed Financial Statements for the three and nine months ended September 30, 1998 and 1997 are set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.

(2)  Calculation of earnings per share.

                                                            EXHIBIT A: (2)

                          VERAMARK TECHNOLOGIES, INC.

                      CALCULATIONS OF EARNINGS PER SHARE

                                                Three Months Ended                 Nine Months Ended
                                                   September 30,                     September 30,

                                             1998              1997             1998              1997
BASIC
Net Income (Loss)                             $303,171           $27,246         $586,583      $(5,118,279)
                                             =========         =========        =========      ===========
Weighted Common Shares Outstanding           7,589,698         7,423,011        7,572,004        7,264,348
                                             =========         =========        =========      ===========
Income (Loss) Per Common Share                    $.04              $.00             $.07            $(.71)
                                                  ====              ====             ====            =====
DILUTED
Net Income (Loss)                             $303,171           $27,246         $586,583      $(5,118,279)
                                             =========         =========        =========      ===========
Weighted Average Shares Outstanding          7,589,698         7,423,011        7,572,004        7,264,348

Additional Dilutive Effect of Stock
 Options and Warrants after
 Application of Treasury Stock
 Method                                        379,958           156,200          393,546                -
                                             =========         =========        =========      ===========
Weighted Average Shares Outstanding          7,969,656         7,579,211        7,965,550        7,264,348
                                             =========         =========        =========      ===========
Income (Loss) per Common Share and
Common Equivalent Share                           $.04              $.00             $.07            $(.71)
                                                  ====              ====             ====            =====

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