Form 10-K
period 1998-12-31
VERAMARK TECHNOLOGIES INC
filed 1999-03-31
CIK 747605

FORM  10-K

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

               Annual Report Pursuant to Section 13 or 15 (d) of
                      the Securities Exchange Act of 1934
                  For the Fiscal Year Ended December 31, 1998

                        Commission File Number 0-13898

   __________VERAMARK TECHNOLOGIES, INC. (FORMERLY MOSCOM CORPORATION)_____

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

     Indicate  by  check  mark  if disclosure of delinquent filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any Amendment to this Form 10-K. ____


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                YES      X       NO
                      ______    ______

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of January 30, 1999 was $54,300,000.

     The number of shares of Common Stock, $.10 par value, outstanding on January 28, 1999 was 7,555,409.

                     DOCUMENTS INCORPORATED BY REFERENCE



PART I     -               None

PART II    -               None

PART III   -   Item 10     Pages 2 - 4 of the Company's Proxy Statement
                           for the Annual Meeting of Shareholders to be held May 18, 1999.
                           Under "Election of Directors" and "Compliance
                           With Section 16 (a)."

               Item 11 Pages 6 - 8 of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held May 18, 1999.
                           under "Executive Compensation."

               Item 12 The table contained on Pages 6 - 7 and the information under "Election of Directors" on Pages 2 - 4 of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held May 18, 1999.

                                    PART I

ITEM 1    BUSINESS

     VERAMARK Technologies was incorporated (as MOSCOM Corporation) in New York in January 1983 and reincorporated in Delaware in 1984. The Company's name was changed to Veramark Technologies, Inc. on June 15, 1998.

     VERAMARK Technologies, Inc. produces telecommunications management systems and cost control systems for corporations and other users of private branch exchange (PBX) systems and billing and customer care systems for providers of wireless and wireline network services in the global market.

     VERAMARK's historical core business has been based on sales of telemanagement systems and software packages including telephone call accounting and fraud detection products. VERAMARK is one of the world's leading producers of call accounting systems and has sold more than 80,000 of these, and related products, to customers in more than 70 countries. VERAMARK's call accounting systems are sold through leading manufacturers and resellers of telephone systems including Ameritech, Lucent Technologies, Philips, Siemens and Sprint.

     VERAMARK'S VeraBill software is a network billing and customer care system used by small to mid-range telephone and wireless network operators to manage customer accounts, generate bills, track payments and support customer service operations. VERAMARK has targeted start-up service providers and more established telephone companies deploying new network services as potential purchasers of VeraBill systems. VeraBill system size capability currently ranges from 2,000 to 400,000 subscriber access lines. Growth in this market has resulted from the deregulation and liberalization of monopoly telephone markets throughout the world. Growth in this market has also been stimulated by the introduction of many new wireless network services including digital cellular and personal communications service (PCS) now being deployed widely around the world. The VeraBill product is marketed worldwide by wireline and wireless network equipment manufacturers including Alcatel and Nokia Telecommunications.

     VERAMARK's products are designed for the global market. During the past year, 17% of VERAMARK's revenues were derived outside the United States, from customers in more than 50 countries.

     VERAMARK's headquarters, operations, engineering and support staff is located in a 61,000 square foot leased facility located in Pittsford, New York. Approximately 30 field sales and support personnel are located in cities with high concentrations of VERAMARK's products.

                         TELEMANAGEMENT SYSTEMS

     VERAMARK is among the world's leading producers of telemanagement products which are used by organizations to optimize the usage of their telecommunications services and equipment, and to control telephone expenses. Telemanagement products include call accounting systems, telephone fraud detection products and facilities management systems.

CALL ACCOUNTING

     VERAMARK's initial telemanagement product lines were CALL ACCOUNTING SYSTEMS which connect to a business telephone system (or PBX) to collect, store, and process information on every outside telephone call made.

     Call accounting systems give businesses easy access to complete information on telephone usage including the dialed number, calling extension, call duration, time of day, destination, trunk line and cost of each call. All of VERAMARK's call accounting products provide this fundamental information, in graphical summary and detailed report formats, without monitoring actual phone conversations.

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

     Call accounting systems are purchased and used for many other valuable reasons as well, including:

   - Traffic analysis to determine an optimal number of trunks and best long distance carrier configuration.
   - Allocating telephone expense to specific cost centers or clients based on actual use.
   - Producing revenues by reselling phone services to clients or hotel guests.
   - Detecting fraudulent use of the phone system by hackers and unauthorized use of company phones for personal calls or 900 numbers.
   - Evaluating employee productivity.

     VERAMARK's premier call accounting product is the Emerald CAS for Windows software. Emerald CAS for Windows comes in affordable model sizes ranging from 25 to 20,000 telephone extensions. The Emerald CAS for Windows system is able to collect and process data from up to 100 different remote telephone switches (PBX's) from one central location. VERAMARK's economical Pollable Storage Unit (PSU) collects data from the remote PBX's and stores it until polled by a central Emerald CAS for Windows system. Private label versions of Emerald CAS for Windows are sold by Lucent Technologies and Philips. Emerald CAS for Windows is designed to be an international product. It supports worldwide call rating, all world currencies, date schemes and privacy practices.
     VERAMARK also produces call accounting software products based on the UNIX operating system. These products are marketed very successfully by Lucent Technologies as an integrated solution with Lucent Technologies' smaller telephone systems and application processors.

     PBX FRAUD DETECTION SYSTEMS address a problem that is estimated to exceed $1 billion annually - the theft of telephone service through PBX "hacking." PBX owners use call accounting systems to spot potential fraud and take corrective measures to minimize the loss. VERAMARK offers an optional HackerTracker module with the Emerald CAS for Windows system to automate the detection of fraud 24 hours per day and instantly send out alarms by printed report, audio signal, pager or fax to initiate preventive measures.

     The market for telemanagement products is a highly fragmented one supplied primarily by small firms selling directly to end users. What sets VERAMARK apart and enables VERAMARK to maintain a leading worldwide market share is our distribution relationships with some of the largest sales and support organizations in the industry. The strength, breadth and quality of VERAMARK's distribution network is unsurpassed, including Lucent Technologies, Ameritech, and Sprint in the United States, and Siemens, Philips, and Lucent Technologies in international markets.

     A typical range of end user prices for VERAMARK's call accounting and fraud detection systems is from $2,000 to $40,000 per system.

     TELECOMMUNICATIONS MANAGEMENT SOFTWARE FOR WINDOWS

     Telecommunications Management Software for Windows ("TMS") is a client/server based enterprise management system that automates cost control and service operations in large corporate voice and multimedia network environments. TMS for Windows goes beyond call accounting with fully integrated modules for service and maintenance management, network equipment tracking, as well as local and long distance call management. TMS for Windows runs on highly scalable single or multi-processor Windows NT computer platforms, the de facto standard for client/server computing in information technology departments throughout the world.

     VERAMARK markets TMS for Windows primarily through manufacturers and distributors of telecommunications equipment including Lucent Technologies which markets TMS for Windows as a Lucent product with the Lucent Definity Enterprise Communications server.

     Target customers for TMS for Windows are mid to large size enterprises from all industries and include multi-national corporations, government agencies, and medical and educational institutions. Typical users will have 2,000 to 50,000 telephone extensions in multiple facilities. End user prices will typically range from $45,000 to $235,000 per system.

CENTRAL OFFICE TELEMANAGEMENT

     VERAMARK's INFO/MDR products capture, at the central office, vital information in the form of Message Detail Records on every call handled by that particular central office switch. These raw detail records are then processed into meaningful formats and distributed to a central telephone company billing processor or to business subscribers.

     Telephone companies use INFO/MDR to enhance the appeal of Centrex and Virtual Private Network service. With Centrex service, business customers utilize the telephone company's central office switch to route calls to individual extensions rather than a PBX. INFO/MDR gives telephone companies the ability to provide complete, timely and accurate call detail information to customers, economically and efficiently. Telephone companies are also using INFO/MDR to provide message accounting for virtual private networks, another rapidly growing segment of the telecommunications market. Virtual private networks utilize customized software design to provide private network functionality over the common carrier public network.

     Telephone companies with multiple INFO/MDR systems installed include AT&T, Alltel, Century Telephone, Citizens Utilities, Cable & Wireless, and Sprint. End user prices for INFO/MDR range from $26,000 to $80,000 per system.

                        BILLING PRODUCTS AND SERVICES

     Deregulation and the introduction of new wireless services are the most significant forces affecting the telecommunications industry worldwide. One result is to significantly expand demand for products designed for new entrants to the industry. Another is to drastically change the requirements of established service providers suddenly facing a dramatically new environment. VERAMARK's VeraBill family of software products is designed for this new telecommunications world. VeraBill is a comprehensive network and operations support system for telecommunications, paging and internet service providers. Based on highly scalable Windows NT client/server architecture, VeraBill can be configured to support operators with as few as 2,000 or as many as 400,000 subscriber access lines. VeraBill supports wireline as well as cellular, PCS, and other wireless services. VeraBill is an operations support system for managing billing, receivables, service and work orders, plus network and customer premises equipment. These functions are fully integrated with a common database but modular in design to enable customers to select the functionality required. VeraBill's client server architecture allows users to easily add subscriber capacity as demanded. This is a particularly attractive feature for emerging service providers with rapid expansion plans. Since VeraBill is based on Microsoft's pervasive Windows operating system, operator training is very straightforward. Computer hardware costs are significantly lower than with traditional billing systems.

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

     The market for VeraBill is worldwide -- wherever new service providers are entering the market or existing providers find their billing and customers care systems inadequate to meet changing market conditions. Demand for billing systems is growing rapidly as a result of monopoly markets being opened to competition and by the introduction of new wireless technologies. To reach this expansive market VERAMARK is forming distribution and marketing relationships with the leading global providers of switches and support systems sold to land line and wireless telecommunications companies. VeraBill is currently marketed worldwide by leading switch manufacturers including Alcatel and Nokia Telecommunications.

     End user prices for VeraBill systems range from $150,000 to over $1 million per system.

MARKETING AND SALES

     VERAMARK's marketing and sales personnel are located at its headquarters in Pittsford, New York, and in 30 locations throughout the United States.

     VERAMARK's marketing and distribution strategy is founded on building mutually beneficial relationships with companies with large, established distribution networks for telecommunications and computer products. The nature of the relationships varies depending on the product and market. For some, VERAMARK develops and manufactures customized products under a private label while others purchase and resell VERAMARK's standard products.

     VERAMARK's   marketing   strategy   is   focused  upon  telephone  switch
manufacturers  and  sellers and providers of telephone  services.   A  partial
listing of companies using or selling VERAMARK products follows:

     TELECOMMUNICATIONS EQUIPMENT MANUFACTURERS
     Alcatel
     Lucent Technologies
     Nokia Telecommunications
     Philips
     Siemens

     TELEPHONE SERVICE PROVIDERS
     Ameritech
     AT&T
     Cable & Wireless
     Sprint

     Sales to Lucent Technologies accounted for 69% of VERAMARK's 1998 revenue.

NEW PRODUCT DEVELOPMENT

     VERAMARK is currently pursuing several opportunities to expand its telemanagement and billing product lines and to offer products for related markets.

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

BACKLOG

     At December 31, 1998 VERAMARK had a backlog of $2,194,031.  Backlog as of
December  31,  1997  was  $1,828,087.   Backlog is not deemed to be a material
indicator of 1999 revenues.

     The Company's policy is to recognize orders only upon receipt of firm purchase orders.

COMPETITION

The telecommunications management industry is highly competitive and highly fragmented. The number of domestic suppliers of telemanagement systems for business users is estimated to exceed 100 companies. The vast majority of those are regional firms with limited product lines and limited sales and development resources. Several competitors are established companies that are able to compete with VERAMARK on a national basis.

     There are fewer competitors in the market for billing systems for telephone service providers. Competition in this market is expected to increase as the market matures. In addition several existing competitors are substantially larger than VERAMARK and devote significantly more resources to this market on a worldwide basis.

     Some competing firms have greater name recognition and more financial, marketing and technological resources than VERAMARK. Competition in the industry is based on price, product performance, depth of product line and customer service. VERAMARK believes its products are priced competitively based upon their performance and functionality. However, VERAMARK does not strive to be consistently the lowest priced supplier in its markets.

     In common with other information industries, the markets into which the Company sells have recently been characterized by rapid shift toward the software component of product content and away from the hardware element. Historically, prices for application software have declined rapidly in the face of competition. Increased competition for the Company's software products could adversely affect the Company's volume and profits.

MANUFACTURING

VERAMARK assembles its products from components purchased from a large variety of suppliers both domestic and international. Wherever feasible, the Company secures multiple sources, but in some cases it is not possible.

     VERAMARK offers warranty coverage on all products for 90 days or one year on parts and 90 days on labor. Repair services are offered at the Pittsford, New York facility and by some of the Company's larger customers.

EMPLOYEES

     As of December 31, 1998, VERAMARK employed 166 full-time personnel. VERAMARK's employees are not represented by any labor unions.

ITEM 2    FACILITIES

     The Company's principal administrative office and manufacturing facility is located in a one-story building in Pittsford, New York. VERAMARK presently leases approximately 61,000 square feet of the building of which approximately 5,000 square feet is devoted to manufacturing. The term of the lease expires on October 31, 2001.

ITEM 3    LEGAL PROCEEDINGS

     There are no material pending legal proceedings against the Company or to which the Company is a party or of which any of its property is the subject.

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.

PART II

ITEM 5    MARKET  FOR  THE  REGISTRANT'S COMMON STOCK AND RELATED  STOCKHOLDER
MATTERS

     VERAMARK Technologies, Inc. Common Stock, $.10 par value, is traded on the NASDAQ National Market System (symbol: VERA). The following quotations are furnished by NASDAQ for the periods indicated. The quotations reflect inter-dealer quotations that do not include retail markups, markdowns or commissions and may not represent actual transactions.

COMMON STOCK PRICE RANGE

Quarters Ended
        MARCH 31     JUNE 30          SEPTEMBER 30    DECEMBER 31

1998   7.00-5.56    7.25-5.25           8.44-3.88      6.88-3.00
1997   9.25-5.38    6.44-2.75           6.63-4.25      8.00-5.63

     As of December 31, 1998, there were 595 holders of record of the Company's Common Stock and approximately 3,400 additional beneficial holders.

     The Company paid dividends of $.02 per share during the months of January and July of each year from 1990 through 1995. The Company paid a dividend of $.02 per share in January 1996. No dividends were paid in 1997 or 1998 and no dividend is planned for 1999.

ITEM 6 SELECTED FINANCIAL DATA (Restated under Statement of Financial Accounting Standards No. 128)


                                            Year Ended December 31,
                                     1998            1997             1996            1995             1994
SALES                         $17,119,540     $12,408,269      $13,380,862     $17,570,381      $14,260,683
Net Income (Loss)              $1,019,427     $(5,030,507)     $(5,936,096)       $881,950        $(387,743)
Net Income (Loss) per
 share                               $.13           $(.69)           $(.86)           $.13            $(.06)
Total Assets                  $15,182,501     $11,909,527      $13,604,623     $18,014,394      $16,083,483
Long term obligations          $2,882,847      $1,983,348       $1,320,682      $1,126,786         $955,464
Weighted average shares
 outstanding                    7,911,759       7,331,360        6,866,154       6,909,874        6,707,449
Cash Dividends paid per
 share                               $.00            $.00             $.02            $.04             $.04


ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     Except for the historical information contained herein, the matters discussed in this report are forward-looking statements which involve risks and uncertainties, including, but not limited to, economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices, as well as other factors discussed in the Company's filings with Securities and Exchange Commission.


RESULTS OF OPERATIONS

1998 COMPARED WITH 1997

     Sales for the year ended December 31, 1998 were $17,119,540, representing an increase of 38% from the sales of $12,408,269 realized for the year ended December 31, 1997. The Company's net income of $1,019,427 or $0.13 per share for the year ended December 31,1998 compared to a net loss for the year ended December 31, 1997 of $5,030,507, or $0.69 per share. Since a major restructuring undertaken during 1997, the Company has achieved six consecutive quarters of increasing sales and profitability.

     The increase in 1998 sales resulted from a combination of significant growth in the Company's traditional call accounting markets and contributions from the Company's newer network product offerings, Verabill and TMS.

     For the year ended December 31, 1998 sales of core call accounting products and services increased by 28% over the level realized during 1997, representing 87% of company sales for 1998 versus 94% of company sales during 1997. Subsequent to December 31 1998, the company announced that it has begun
shipping  CAS  NT,  a  new  enterprise  call  accounting   system   to  Lucent
Technologies, the company's largest distributor. CAS NT is a 32 bit call accounting application specifically designed to run on computers utilizing the
Microsoft  Windows  NT  operating  system  and   contains   new  features  and
functionality that exceed the capabilities and range of Veramark's previous call accounting systems.

     Sales of Verabill, the company's billing and customer care product more than doubled over 1997 sales, and accounted for 9% of total 1998 revenues. Verabill is a comprehensive system for wireline, wireless, and other network providers, with up to 400,000 subscriber access lines. Through the end of 1998 twenty-two Verabill systems are installed, providing billing and customer care services for carriers on five continents. Verabill is currently marketed by a number of the world's leading wireline and wireless switch vendors including Alcatel, Nokia, and Lucent Technologies.

     Sales of TMS, the Company's mid to high-end telemanagement product, while below company expectations for 1998, accounted for 4% of the Company's total sales. Customer interest and quote activity however, remains high and the company expects sales of TMS to increase significantly in 1999.

     For the year ended December 31, 1998, 28% of Company sales were derived from previously deferred billings for a variety of services, including training, installation, and custom rate updates. This compared with 20% of sales for the year ended December 31, 1997. During 1998, approximately 7% of Company sales were from previously deferred billings for services, which have not been, and are not expected to be, utilized by customers, based on historical experience.

     The gross margin earned on sales for the year ended December 31, 1998 was 82% compared to the 72% margin earned on sales for the year ended December 31, 1997. The increased gross margin reflects significantly lower direct product and associated overhead cost as the product mix continues to shift to software based products and away from older hardware based product offerings. In addition, the amortization expense charged to cost of sales related to previously capitalized development costs continues to decline as a percentage of the total company sales.

     Net engineering and software development expenses of $2,656,511 for the year ended December 31, 1998 were 24% higher than the net engineering and software development expenses of $2,148,107 incurred for the year ended December 31, 1997. The table presented below summarizes the impact on the Company's operations of it's engineering and development efforts for the years ended December 31, 1998 and 1997, by detailing engineering and development expenses on both a gross and net of capitalization basis, and adding back charges to cost of sales resulting from the amortization of previously capitalized development costs.

                                                 1998              1997
GROSS EXPENDITURES FOR ENGINEERING AND
 Software Development                         $3,925,530        $3,471,953
LESS:  COST CAPITALIZED                        1,269,019         1,323,846
                                               ---------         ---------
NET EXPENDITURES FOR ENGINEERING AND
 Software Development                          2,656,511         2,148,107
PLUS:  AMOUNTS AMORTIZED AND CHARGED
 to Cost of Sales                                983,945         1,360,676
                                               ---------         ---------
TOTAL EXPENSE RECOGNIZED                      $3,640,456        $3,508,783
                                              ==========        ==========


     Engineering and development efforts for 1998 focused on new releases and enhancements to the Company's network products, Verabill and TMS.

     Selling, general and administrative expenses increased from $9,343,880 for the year ended December 31, 1997 to $10,506,360 for the year ended December 31, 1998, an increase of 12%.

   The increased expense level is attributable to a number of factors including:

1. An increase of just over $1 million dollars in the Company's support and customer service costs. This includes significant investments in staffing, training of existing and new staff members, and upgrades in the tools and processes required to provide more efficient and effective service to customers. The Company believes this investment is necessary to properly support not only customers needs but those of marketing partners as well, particularly for the new network product offerings, to enhance the prospects of future sales growth and profitability.
2. An increase of approximately $400,000 in the marketing and project management functions designed to increase both internal product marketing and scheduling capability, and to strengthen resources committed to external competitive market analysis.

3. The continuation of a major effort begun in late 1997 and carrying throughout 1998 to upgrade and fully integrate the Company's internal management information systems. The goal of this program was to replace a large number of standalone departmental systems that had been developed over the years with a single integrated system allowing all functional areas of the company to communicate more effectively and share common data bases.

   Net interest income earned on the short term investment of excess cash balances increased from $97,912 during 1997 to $179,094 for the year ended December 31, 1998 due to higher average cash balances available for investment as a result of 1998's positive cash flows.

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

     Despite the decline in sales and the significant operating losses incurred during the past two years, 1997 was a year defined by a series of events and actions taken by the Company's management to restructure the Company and return it to profitability. As a result of these activities, the Company realized profitable operations during both the third and fourth quarters of 1997, earning net income of $27,246 and $87,772 respectively, following six consecutive quarters of losses. In addition, the Company's balance sheet was strengthened as a result of the positive cash flows generated by the return of profitable operations.

     The most significant aspect of the Company's restructuring entailed the closing of the Company's European subsidiaries MOSCOM Gmbh located in Germany, MOSCOM Ltd. and Global Billing Systems Ltd., located in England, and the closing of the Votan subsidiary located in California, all of which had been operating unprofitably. This has allowed the Company to focus its attentions and resources on the remaining core businesses and profitable markets, while at the same time significantly reducing operating expenses. While the closing of the subsidiaries led to the decline in Company's sales for 1997 versus 1996, the reduction in associated operating expenses more than offset the reduced sales levels and was a major factor in the Company's profitable operations during the third and fourth quarters of 1997. Also offsetting the loss of sales generated by the European subsidiaries has been a significant increase in sales of the Company's core call accounting products through new Lucent and Siemens sales offices and dealers in South American, the Middle East and Asia.

     During the fourth quarter of 1997, the Company announced that it had received certification of its new telecommunications management systems ("TMS") by Lucent Technologies. The new TMS product is a secure integrated network usage management system which goes far beyond VERAMARK's traditional call accounting products in managing the cost and logistics of large scale voice and data networks. Designed for enterprise networks encompassing hundreds of geographical locations with tens of thousands of users, TMS provides online computerized tracking of all network assets including PBX equipment, telephones, network hubs, routers and bridges.

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

     The Company's expectation is that these two network products, TMS and VeraBill, will be major contributors to sales growth beginning in 1998.

     Another  significant event occurring in 1997 was the appointment of David
G. Mazzella as VERAMARK's Chief Executive Officer and President. Mr. Mazzella replaced Albert J. Montevecchio, founder of VERAMARK and its CEO and President since 1982. Mr. Mazzella has over 16 years of senior management experience in the telecommunications industry. Previously he was President and CEO of NPC/Scotgroup, Corporate Vice President of Glenayre Electronics, and President and CEO of Multitone Electronics Incorporated. In addition, John E. Mooney, an outside Director on the Company's Board since 1985, was appointed to the position of Chairman of the Board, and two new outside Directors, John E. Gould and William J. Reilly were appointed.

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

The table below presents a comparison of net and gross engineering and development expenses, amounts capitalized and amortized, and the resulting impact on the Company's operations attributable to its engineering and development efforts for the years ended December 31, 1997 and 1996;


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
                                                           ==========            ==========

     During 1997, the major emphasis of the engineering and development effort was focused on completing the development of TMS and support issues related to the Company's other network product, VeraBill released in 1996. During 1998, the Company will be stressing further enhancement and additional functionality to both of these products, in addition to upgrading its traditional core call accounting products.

     Selling, general and administrative expenses incurred during the year ended December 31, 1997 were $9,343,880. This represented a decline for 13% from the $10,756,381 of selling general and administrative expenses incurred for the year ended December 31, 1996. The reduction in spending is the direct result of the closing of the Company's foreign subsidiaries and Votan during the second and third quarters of 1997. The savings realized by the closing of these segments of the business are currently being re-invested in strengthening the staffs of the Company's marketing, project management, customer support and training groups. The Company believes this investment is necessary to properly support our partners marketing initiatives, particularly for the new network product offerings, to enhance the prospects of future sales growth and profitability.

     During 1997 the Company recorded a non-recurring charge against earnings of $2,613,359, attributable to the closing of the foreign subsidiaries, the impact of accelerated retirement benefits related to the retirement of the Company's former CEO and President, and expenses associated with the withdrawal of an initial public offering for the Company's former Votan subsidiary. For additional details of this charge against earnings, please refer to Note 11 of the Notes to Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

     The  Company's   total  cash  position  (cash  on  hand  plus  short-term
investments) at December 31, 1998 was $5,089,903. This compares with a total cash position of $3,462,725 as of December 31, 1997, an increase of 47%.

     Accounts receivable increased from $1,724,047 at December 31, 1997 to $2,273,705 at December 31, 1998 due to increased sales volumes. The associated allowance for doubtful accounts was increased from $75,000 at the end of 1997 to $110,000 at the end of 1998 in response to the overall increase in receivables, though the company has seen no significant changes in payment trends among its major customers.

     Inventories continue to decrease reflecting the shift toward software based products that began some years ago resulting in significantly lower stocks of hardware components and accessories required to support current hardware sales requirements. As of December 31, 1998 inventory totaled $579,968 versus $1,164,797 one year ago.

     Spending on capital equipment during 1998 of $785,633 represented an increase of 80% from the 1997 spending level of $437,533. As referred to in the results of operations section of this report capital spending focused on the implementation of the Company's over-all internal management information capabilities and upgrading tools in the development and customer service/support functions.

     Software development expenses capitalized and carried on the balance sheet at December 31, 1998 of $3,393,542, or 22% of total assets, compared with capitalized development costs of $3,108,468, representing 26% of total assets as of December 31, 1997. Virtually all of the current capitalized costs relate to the development of the TMS and Verabill product lines and are being amortized over a three to five year period.

     Total assets as of December 31, 1998 of $15,182,501 are 27% higher than the December 31,1997 figure of $11,909,527.

     Accrued compensation and related taxes rose significantly from the December 31, 1997 total of $348,602 to $891,186 at the end of 1998. The increase reflects higher accruals for salaries and wages based on increased employment levels (166 employees at December 31, 1998 versus 140 at December 31, 1997) and increases in accruals for commissions, profit sharing and bonus payments, and deferred compensation.

     Deferred revenues increased 21% from $1,703,803 at December 31, 1997 to $2,061,475 at December 31, 1997. Deferred revenues represent the value of unrecognized revenues related to a variety of services for which the company has billed customers but has not yet performed the associated service. These services typically include training, installation, custom rate updates, and maintenance and support, which ultimately may or may not be utilized by customers. For the year ended December 31, 1998, 28% of company revenues were derived from previously deferred revenues. This compared with 20% of revenues for the year ended December 31, 1997. During 1998 approximately 7% of company sales were from previously deferred billings for services, which have not been, and are not expected to be utilized by customers, based on historical experience.

     Other accrued liabilities of $672,063 at December 31,1998 increased from $178,927 at December 31, 1997. The increase is attributable to deposits received from a single customer as part of a Verabill implementation contract.

     During the third and fourth quarters of 1998 the Company repurchased 52,300 shares of its common stock on the open market for $213,215, an average price of $4.08. This was part of an on-going program to purchase shares as market conditions, profitability, and cash requirements warrant.

     The Company maintains a private equity line of credit agreement with a single institutional investor. Under the equity line, the Company has the right to sell to the investor shares of the Company's common stock at a price equal to 88% of the average bid price of the stock for the subsequent ten trading days. During the term of the agreement the Company may sell up to $6 million to this investor with no more than $500,000 in any single month. During 1998 the Company sold 24,700 shares of common stock to this investor realizing proceeds of $143,384. The expiration date of this agreement has been extended from June 2, 1999 to August 30, 2000.

     The Company also maintains an agreement with a major commercial bank for a secured demand line of credit arrangement. During 1998 the Bank increased the amount available under the agreement from $500,000 to $3,000,000. There were no borrowings against this agreement during 1998.

     In light of its current cash position, profitable operations, and the credit arrangements referred to above, the company believes that it has sufficient resources to meet its financial needs and support anticipated growth over the next twelve months.

YEAR 2000 ISSUE

     The company continues the process of working to resolve the potential impact of the Y2K on its products, internal computerized information systems, and external third party service and information providers. The Y2K issue is the result of computer logic being written using two digits rather than four to define the applicable year. Any of the Company's or vendors' computers that processes date sensitive information may recognize a date using `00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures.

     All products currently being sold by Veramark Technologies are believed to be Y2K compliant based on internal tests. Several discontinued products or product versions are not compliant. For most of those products the company offers an upgrade or replacement product at a discounted price. The company feels that the net costs associated with non-compliant discontinued products will not have a material impact on the company's financial results or cash flows in future periods.

     As part of this process the Company has reviewed Y2K compliance with all third party suppliers of licensed software and or components contained in Veramark products.

     During 1998 the Company installed a comprehensive internal management information system which is fully Y2K compliant. In addition the company has completed compliance reviews with regard to its telephone system, security systems, banking institutions, and payroll service provider. In addition, all internal computer equipment used in house is currently being tested, a process that is expected to be complete by June 30, 1999. The Company will continue to actively identify, assess and resolve Y2K related issues as they may arise.

     The Company estimates that it will incur approximately $150,000 of incremental expense directly associated with the Y2K issue, of which approximately $100,000 is reflected in the financial results for the year ended December 31, 1998.

     Based on an internal evaluation of its state of preparedness, the Company believes the Y2K issue will not have a material adverse effect on the company, its financial position, results of operations or cash flows. It must be noted however, that the company must rely on representations of Y2K readiness from its vendors and service providers, over which the Company exerts no direct control. If such representations should be in error, the effects of the wrongful representation could have material adverse effects on the results of Veramark.

     The Company has not completed an assessment of a worst case scenario of major non-compliance by a material supplier or customer. However, the company does have a contingency plan to remedy the potential impact of such failures. This plan includes an assessment of the magnitude and probability of potential risks and focuses on steps required to prevent Y2K failures from occurring, rapid detection of potential problems, and resolution. The Y2K contingency plans will include measures such as selecting alternative suppliers or licensed software if necessary. Development of Y2K contingency plans are expected to be substantially complete by September 1999.

ITEM 8  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
        REQUIRED TO BE INCLUDED HEREIN AS FOLLOWS:


                                                              Page

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                       20

CONSOLIDATED FINANCIAL STATEMENTS:

 Consolidated balance sheets                                   21 - 22

 Consolidated statements of operations                         23

 Consolidated statements of stockholders' equity               24

 Consolidated statements of cash flows                         25

 Notes to consolidated financial statements                    26 - 37


ITEM  9  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of Veramark Technologies Inc.:

We have audited the accompanying consolidated balance sheets of Veramark Technologies Inc. (a Delaware corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Veramark Technologies, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.




Arthur Andersen LLP


Rochester, New York
February 8, 1999


VERAMARK TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1998 AND 1997
ASSETS                                                         1998                1997
CURRENT ASSETS:
  Cash and cash equivalents                             $   371,209         $ 1,106,944
  Investments                                             4,718,694           2,355,781
  Accounts receivable, trade (net of allowance
   for doubtful accounts of $110,000 and $75,000)         2,273,705           1,724,047
  Inventories                                               579,968           1,164,797
  Prepaid expenses and other current assets                 155,831              30,582
                                                        -----------         -----------
      Total current assets                                8,099,407           6,382,151
                                                        -----------         -----------

PROPERTY AND EQUIPMENT:
  Cost                                                    5,864,469           5,293,751
  Less accumulated depreciation                           4,455,539           4,334,164
                                                        -----------         -----------
      Property and equipment, net                         1,408,930             959,587
                                                        -----------         -----------

OTHER ASSETS:
  Purchased software (net of accumulated
   amortization of $440 and $62,876)                         27,290              28,612
  Software development costs (net of accumulated
   amortization of $1,322,254 and $767,537)               3,393,542           3,108,468
  Pension assets                                          1,873,721           1,158,092
  Deposits and other assets                                 379,611             272,617
                                                        -----------         -----------
      Total other assets                                  5,674,164           4,567,789
                                                        -----------         -----------
TOTAL ASSETS                                            $15,182,501         $11,909,527
                                                        ===========         ===========

The accompanying notes to the consolidated financial statements are an integral part of these balance sheets.


VERAMARK TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1998 AND 1997
LIABILITIES AND STOCKHOLDERS' EQUITY                           1998              1997
CURRENT LIABILITIES:
  Accounts payable                                      $   740,576         $   746,229
  Accrued compensation and related taxes                    891,186             348,602
  Deferred revenue                                        2,061,475           1,703,803
  Restructuring accrual                                     166,650             246,466
  Other accrued liabilities                                 672,063             178,927
                                                        -----------         -----------
      Total current liabilities                           4,531,950           3,224,027

PENSION OBLIGATION                                        2,882,847           1,983,348
                                                        -----------         -----------
      Total liabilities                                   7,414,797           5,207,375
                                                        -----------         -----------

COMMITMENTS (Note 9)

STOCKHOLDERS' EQUITY:
  Common Stock, par value, $.10; shares
   authorized, 20,000,000; issued 7,607,709
   shares and 7,549,703 shares                              760,771             754,970
  Additional paid-in capital                             18,954,579          18,701,040
  Accumulated deficit                                   (11,734,431)        (12,753,858)
  Treasury Stock (52,300, shares at cost)                  (213,215)                  -
                                                        -----------         -----------
      Total stockholders' equity                          7,767,704           6,702,152
                                                        -----------         -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $15,182,501         $11,909,527
                                                        ===========         ===========

The accompanying notes to the consolidated financial statements are an integral part of these balance sheets.

VERAMARK TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                            1998                1997               1996
NET SALES                                            $17,119,540         $12,408,269        $13,380,862
                                                     -----------         -----------        -----------
COSTS AND OPERATING EXPENSES:
  Cost of sales                                        3,101,336           3,431,342          4,017,224
  Engineering and software development                 2,656,511           2,148,107          3,197,002
  Selling, general and administrative                 10,506,360           9,343,880         10,756,381
  Other expenses                                               -           2,613,359          1,560,407
                                                     -----------         -----------        -----------
      Total costs and operating expenses              16,264,207          17,536,688         19,531,014
                                                     -----------         -----------        -----------

INCOME (LOSS) FROM OPERATIONS                            855,333          (5,128,419)        (6,150,152)

INTEREST INCOME                                          179,094              97,912            214,056
                                                     -----------         -----------        -----------
INCOME (LOSS) BEFORE INCOME TAXES                      1,034,427          (5,030,507)        (5,936,096)

INCOME TAX PROVISION                                      15,000                   -                  -
                                                     -----------         -----------        -----------
NET INCOME (LOSS)                                    $ 1,019,427         $(5,030,507)       $(5,936,096)
                                                     ===========         ===========        ===========

NET INCOME (LOSS) PER COMMON AND
COMMON EQUIVALENT SHARE
       Basic                                         $       .13         $      (.69)       $      (.86)
                                                     ===========         ===========        ===========
       Diluted                                       $       .13         $      (.69)       $      (.86)
                                                     ===========         ===========        ===========

WEIGHTED AVERAGE SHARES OUTSTANDING
 (BASIC)                                               7,565,796           7,331,360          6,866,154
                                                     ===========         ===========        ===========

WEIGHTED AVERAGE SHARES OUTSTANDING
 (DILUTED)                                             7,911,759           7,331,360          6,866,154
                                                     ===========         ===========        ===========


The accompanying notes to the consolidated financial statements are an integral part of these statements.

VERAMARK TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                          COMMON STOCK             ADDITIONAL                         CUMULATIVE         TOTAL
                                      SHARES       PAR VALUE        PAID-IN       ACCUMULATED         TRANSLATION    STOCKHOLDERS'
                                                                    CAPITAL         (DEFICIT)         ADJUSTMENT        EQUITY
BALANCE - December 31, 1995         6,818,654       $681,865       $15,294,653      $ (1,650,778)          $8,845      $14,334,585
                                    ---------       --------       -----------      ------------        ---------      -----------
 Exercise of stock options and
  warrants                            118,471         11,847           509,347                 -                -          521,194
 Stock retirements                     (2,253)          (225)          (18,150)                -                -          (18,375)
 Foreign currency translation
  adjustment                                -              -                 -                 -          (65,241)         (65,241)
 Dividends declared on common
  stock ($.02 per share)                    -              -                 -          (136,477)               -         (136,477)

   Net loss                                 -              -                 -        (5,936,096)               -       (5,936,096)
                                    ---------       --------       -----------      ------------         --------      -----------
BALANCE - December 31, 1996         6,934,872       $693,487       $15,785,850      $ (7,723,351)        $(56,396)     $ 8,699,590


 Sale of Stock                        501,934         50,193         2,429,824                 -                -        2,480,017
 Exercise of stock options and
  warrants                            126,750         12,675           571,729                 -                -          584,404
 Stock retirements                    (13,853)        (1,385)          (86,363)                -                -          (87,748)
 Foreign currency translation
  adjustment                                -              -                 -                 -           56,396           56,396
 Net loss                                   -              -                 -        (5,030,507)               -       (5,030,507)
                                    ---------       --------       -----------      ------------         --------      -----------
BALANCE - December 31, 1997         7,549,703       $754,970       $18,701,040      $(12,753,858)        $      -      $ 6,702,152


 Sale of Stock                         24,700          2,470           140,914                 -                -          143,384
 Exercise of stock options and
  warrants                             26,044          2,605            79,951                 -                -           82,556
 Stock Purchase Plan                    9,981            998            49,905                 -                -           50,903
 Stock retirements                     (2,719)          (272)          (17,231)                -                -          (17,503)
 Treasury Stock                       (52,300)             -          (213,215)                -                -         (213,215)
 Net Income                                 -              -                 -         1,019,427                -        1,019,427
                                    ---------       --------       -----------      ------------         --------      -----------
BALANCE - December 31, 1998         7,555,409       $760,771       $18,741,364      $(11,734,431)        $      -      $ 7,767,704
                                    =========       ========       ===========      ============         ========      ===========


The accompanying notes to the consolidated financial statements are an integral part of these statements.

VERAMARK TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                   1998              1997               1996
OPERATING ACTIVITIES:
  Net income (loss)                                          $1,019,427       $(5,030,507)       $(5,936,096)
                                                             ----------       -----------        -----------
  Adjustments to reconcile net income (loss)
  to net cash provided by (used in) operating
  activities:
        Depreciation and amortization                         1,349,243         1,738,518          2,657,205
        Deferred income taxes                                         -                 -             90,133
        Provision for bad debts                                  28,973           135,369             18,000
        Provision for inventory obsolescence                    274,996           166,334            168,337
        Loss on disposal of fixed assets                          2,719           301,919                  -
        Changes in assets and liabilities:
          Accounts receivable                                  (578,631)        1,617,968            662,994
          Inventories                                           309,833           556,677           (409,204)
          Prepaid expenses and other current
           assets                                              (125,249)           39,137             62,486
          License fees and purchased software                   (30,405)           (1,858)           (48,522)
          Deposits and other assets                            (822,623)           89,421             (6,994)
          Accounts payable                                       (5,653)         (424,279)           555,372
          Accrued compensation and related
            taxes                                               542,584          (612,553)           (58,079)
          Restructuring accrual                                 (79,816)          246,466                  -
          Deferred Revenue                                      357,672           494,733            651,694
          OTHER ACCRUED LIABILITIES                             493,136            (8,295)           (79,137)
                                                             ----------        ----------         ----------
             Net adjustments                                  1,716,779         4,339,557          4,264,285
                                                             ----------        ----------         ----------
        Net cash provided (used) by operating
         activities                                           2,736,206          (690,950)        (1,671,811)
                                                             ----------        ----------         ----------
INVESTING ACTIVITY:
  Investments                                                (2,362,913)       (2,105,601)         2,717,629
  Additions to property and equipment                          (785,633)         (437,533)          (450,971)
  Software development costs                                 (1,269,019)       (1,323,846)        (1,662,994)
                                                             ----------        ----------         ----------
       Net cash (used) provided in investing
         activities                                          (4,417,565)       (3,866,980)           603,664
                                                             ----------        ----------         ----------

FINANCING ACTIVITIES:
  Increase in Pension Obligation                                899,499           662,666                  -
  Proceeds from sale of stock                                   143,384         2,480,017                  -
  Exercise of stock options and warrants                         65,053           496,656            502,819
  Employee Stock Purchase Plan                                   50,903                 -                  -
  Payment of dividends on common stock                                -                 -           (136,477)
  Treasury Stock Purchases                                     (213,215)                -                  -
                                                             ----------        ----------         ----------
       Net cash provided by financing activities                945,624         3,639,339            366,342
                                                             ----------        ----------         ----------
NET DECREASE IN CASH AND CASH
  EQUIVALENTS                                                  (735,735)         (918,591)          (701,805)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                  1,106,944         2,025,535          2,727,340
                                                             ----------        ----------         ----------
CASH AND CASH EQUIVALENTS, END OF YEAR                       $  371,209        $1,106,944         $2,025,535
                                                             ==========        ==========         ==========

The accompanying notes to consolidated financial statements are an integral part of these statements.

VERAMARK TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996



1.  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    THE ACCOMPANYING CONSOLIDATED FINANCIAL STATEMENTS include the accounts of Veramark Technologies, Inc. (the Company) and its wholly-owned subsidiaries, Votan Corporation, MOSCOM Limited and Global Billing Services Limited (companies incorporated in England) and MOSCOM GmbH (a company incorporated in Germany). During 1997 the Company closed these subsidiaries as discussed in Note 11. All significant inter-company accounts and transactions have been eliminated. The Company designs and manufactures telecommunication management systems and telephone company billing systems for users and providers of telecommunication services in the global market.

    ESTIMATES - The preparation of consolidated financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    The consolidated financial statements include management's best estimates of the net realizable value of software development costs. Accordingly, the Company periodically records adjustments to write down the carrying value of software development costs to their net realizable value. The amounts the Company will ultimately realize could differ materially from the carrying value of the software development costs. (see Note 11).

    FAIR VALUE OF FINANCIAL INSTRUMENTS - Statement of Financial Accounting Standards (SFAS) No. 107 "Disclosures about Fair Value of Financial Instruments," requires disclosures of the fair value of certain financial instruments. The carrying amount of cash and cash equivalents, investments, accounts receivable and accounts payable reflect fair value due to their short-term nature.

    CASH AND CASH EQUIVALENTS - The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

    INVESTMENTS - The Company carries its investments in accordance with SFAS No. 115, "Investments in Certain Debt and Equity Securities." As of December 31, 1998, and 1997, the Company has deemed its portfolio to consist of available for sale securities. At December 31, 1998 and 1997 the carrying value of investments approximated market.

    Investments at December 31, 1998 and 1997 consisted of the following:

                                       1998            1997
Commercial Paper                 $2,289,479      $1,120,902
Certificates of Deposit             914,015         293,182
US Government Securities            473,621         831,962
Bond Funds                        1,201,665         748,288
Money Market Funds                  155,257         118,523
                                 ----------      ----------
                                 $5,034,037      $3,112,857
                                 ==========      ==========

    The contractual maturities of the Company's investments as of December 31, 1998 are as follows:


Due within one year                          $3,766,193
Due within one to two years                     190,000
Due within two to three years                   734,375
Due within three to four years                  297,219
Due within four to five years                    46,250
                                             ----------
                                             $5,034,037
                                             ==========


    CONCENTRATIONS OF CREDIT RISK - Financial instruments which potentially subject the Company to concentration of credit risk consist principally of investments and accounts receivable. The Company places its investments ($5,034,037 and $3,112,857 as of December 31, 1998 and 1997, respectively) with quality financial institutions and, by policy, limits the amount of credit exposure to any one financial institution.

    The Company's customers are not concentrated in any specific geographic region, but are concentrated in the telecommunications industry. As of December 31, 1998 and 1997, one customer in this industry accounted for approximately $996,209 and $716,504 respectively, of the total accounts receivable balance. The Company performs ongoing credit evaluations of its customers' financial conditions but does not require collateral to support customer receivables. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

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

    LONG-LIVED  ASSETS  AND  INTANGIBLES  -  In  January 1996, the  Company
    adopted SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable on an undiscounted cash flow basis. The statement also requires that long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair values less cost to sell. The adoption of SFAS No. 121 did not have a material effect on the financial statements. In 1997 the Company wrote off certain amounts of capitalized software as discussed in Note 11. The Company did not record any impairments in 1998.

    SOFTWARE   DEVELOPMENT  COSTS  meeting  recoverability   tests   are
    capitalized, and amortized on a product-by-product basis over their economic life, ranging from three to five years, or the ratio of current revenues to current and anticipated revenues from such software, whichever provides the greater amortization.

    REVENUE RECOGNITION - The Company recognizes revenue from product sales upon shipment to the customer. Revenues from maintenance and extended warranty agreements are recognized ratably over the term of the agreements. The Company recognizes revenue from previously deferred billings for services, which have not been, and are not expected to be utilized by customers, based on historical experience. The Company also enters into license agreements for certain of its software products. These revenues are recognized in accordance with the provisions of Statement of Position (SOP) No. 97-2, Software Revenue Recognition. Included in other liabilities is a deposit of $388,000, from a single customer, related to a software license agreement.

    INCOME TAXES are provided on the income earned in the financial statements. Deferred income taxes are provided to reflect the impact of "temporary differences" between the amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. Tax credits are recognized as a reduction to income taxes in the year the credits are earned.

    NET INCOME (OR LOSS) PER COMMON SHARE is computed in accordance with the provisions of SFAS No. 128, "Earnings Per Share." SFAS No. 128 replaces primary Earnings Per Share (EPS) with basic EPS. Basic EPS is computed by dividing reported earnings available to common stockholders by weighted average shares outstanding. No dilution for common share equivalents is included. Diluted EPS is computed on a similar basis to the previously calculated fully diluted EPS. The Company was required to adopt SFAS No. 128 retroactively for periods ending after December 15, 1997.

    RECLASSIFICATIONS - Certain prior year balances have been reclassified to conform with current year presentation.

    STOCK-BASED COMPENSATION - In October 1995, SFAS No. 123. "Accounting for Stock-Based Compensation" was issued which sets forth a fair value method of recognizing stock-based compensation expense. The Company continues to measure compensation for such plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" and will disclose the additional information relative to issued stock options and pro forma net income and earnings per share, as if the options granted were expensed at their estimated fair value at the time of grant.

    2. INVENTORIES

    The major classifications of inventories as of December 31, 1998 and 1997 are:

                                           1998               1997
Purchased parts and components           $340,350         $  454,617
Work in process                           116,228            120,566
Finished goods                            123,390            589,614
                                         --------         ----------
                                         $579,968         $1,164,797
                                         ========         ==========

    3. PROPERTY AND EQUIPMENT

    The major classifications of property and equipment as of December 31, 1998 and 1997 are:

                                          1998                1997
Machinery and equipment                $1,377,179         $1,460,479
Computer hardware and software          3,075,398          2,627,442
Furniture and fixtures                  1,064,117            914,085
Leasehold improvements                    347,775            291,745
                                       ----------         ----------
                                       $5,864,469         $5,293,751
                                       ==========         ==========

    Depreciation expense was approximately $334,000, $311,000 and $471,000 for the years ended December 31, 1998, 1997 and
    1996,  respectively.   During  1998  the Company wrote  off
    fully depreciated assets totaling $214,915.

    4. ENGINEERING AND SOFTWARE DEVELOPMENT EXPENDITURES

    Engineering and software development expenditures incurred during the years ended December 31, 1998, 1997 and 1996 were recorded as follows:

                                                1998             1997             1996
Engineering and software development
 expense included in the consolidated
 statements of operations                   $2,656,511        $2,148,107       $3,197,002
Amounts capitalized and included in
 the consolidated balance sheets             1,269,019         1,323,846        1,662,994
                                            ----------        ----------       ----------
Total expenditures for engineering
  and software development                  $3,925,530        $3,471,953       $4,859,996
                                            ==========        ==========       ==========

    Additionally,   the   Company   recorded  amortization  of capitalized
    software development costs of approximately $984,000, $1,361,000, and $1,757,000 for the years ended December 31, 1998, 1997 and 1996, respectively. Such amortization is included in cost of sales in the consolidated statements of operations.

    5. BENEFIT PLANS

    The Company sponsors an employee incentive savings plan under section 401(k) for all eligible employees. The Company's contributions to the plan are discretionary and totaled $50,000 in 1998. There were no contributions in 1997 or 1996.

    The Company also sponsors an unfunded Supplemental Executive Retirement Program, which is a nonqualified plan that provides certain key employees defined pension benefits. Periodic pension expense for the years ended December 31, 1998, 1997 and 1996 consists of the following:

                                                    1998            1997            1996
Service cost                                    $279,957        $123,231        $115,021
Interest cost                                    120,933          92,448          78,875
Net amortization and deferral                     49,444          36,965          36,965
                                                --------        --------        --------
Pension expense                                 $450,334        $252,644        $230,861
                                                ========        ========        ========

    A reconciliation of the pension plan's funded status with amounts recognized in the Company's balance sheets follows:

                                                               1998              1997
Actuarial present value of accumulated
  benefit obligation                                        $2,882,847        $1,983,348
Actuarial present value of projected benefit
  Obligation                                                $2,882,847        $1,983,348
Plan assets                                                          -                 -
                                                            ----------        ----------
Projected benefit obligation in excess of
  plan assets                                                2,882,847         1,983,348
Prior service cost not yet recognized in
  net periodic pension cost                                 (1,087,422)         (371,793)
Additional minimum liability                                 1,087,422           371,793
                                                            ----------        ----------
Accrued pension expense                                     $2,882,847        $1,983,348
                                                            ==========        ==========

    Included in the pension asset caption in the consolidated balance sheets as of December 31, 1998 and 1997 is an intangible asset of $1,087,422 and $371,793, respectively, related to the minimum liability adjustment for the unfunded accumulated benefit obligation.

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

6.  STOCKHOLDERS' EQUITY

    During 1997, the Company entered into a private equity line of credit agreement with a single institutional investor. Under the equity line for a period of two years, the Company has the right to sell to the investor shares of the Company's common stock at a price equal to 88%
    of the average bid price of the stock for the subsequent ten trading days. During the two year period the Company may sell up to $6 million of common stock to the investor with no more than $500,000 in any single month. During 1998, the Company sold 24,700 shares of common stock to this investor realizing net proceeds of $143,384. During 1997, the Company sold 501,934 shares of common stock to this investor realizing
    net proceeds of $2,480,017.   During 1998 the expiration date of this
    agreement was extended from June 2, 1999 to August 30, 2000.

The Company has reserved 650,000 shares of its common stock for issuance under its 1993 Stock Option Plan, the successor plan to the 1983 Stock Option Plan. The Company's Board of Directors approved a 1998 Stock Option Plan on December 15, 1997 covering up to 2,500,000 shares of common stock and on that date granted options to purchase 755,000 shares, subject to shareholder approval, which was obtained in May 1998. Both plans provide for options which may be issued as nonqualified or qualified incentive stock options. All options granted are exercisable in increments of 20 - 25% per year beginning one year from the date of grant. All options granted to employees have a ten year term.

The Company accounts for its stock-based compensation plans under APB Opinion No. 25. Accordingly, compensation expense has been recognized only to the extent the exercise price was below the fair market value at the time of the grant. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards consistent with the method of SFAS No. 123, the Company's net income (loss) per share presented on a diluted basis (as basic EPS would equal diluted EPS) would have been reduced to the pro forma amounts indicated below:

                                                                  1998            1997             1996
Net income (loss)                 As reported               $1,019,427     $(5,030,507)     $(5,936,096)
                                  Pro forma                 $  389,569     $(5,438,726)     $(6,138,533)

Net income(loss) per common       As reported
share                             Basic                          $.13            $(.69)           $(.86)
                                  Diluted                        $.13            $(.69)           $(.86)

                                  Pro forma
                                  Basic                         $ .05           $ (.74)           $(.89)
                                  Diluted                       $ .05           $ (.74)           $(.89)


  Compensation expense recognized in the statement of operations for the year ended December 31, 1998, 1997 and 1996 was approximately $215,991, $0, and $38,052 respectively, for options issued at an exercised price below fair
  market values at the time of the grant.   The SFAS No. 123 of accounting has
  not been applied to options granted prior to January 1, 1995, so the resulting pro forma compensation cost may not be representative of that to be expected in future years.

  For purposes of the disclosure above, the fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighed-average assumptions used for grants in 1998, 1997, and 1996.

<
                                       1998               1997                1996
Dividend yield                           .00%               .00%               .01%
Expected volatility                    59.00%             58.86%             51.49%
Risk-free interest rate                 5.61%              6.79%              6.71%
Expected life                         7 years            7 years            8 years

A summary of stock option and warrant transactions for the years ended December 31, 1998, 1997 and 1996 is shown below:




                                               1998                        1997                        1996
OPTIONS                                  SHARES    WEIGHTED        SHARES        WEIGHTED        SHARES        WEIGHTED
                                                 AVERAGE PRICE                 AVERAGE PRICE                 AVERAGE PRICE
Shares under option, beginning
 of year                                655,746      $2.40            231,489      $5.53            312,340      $4.59

  Options granted                     1,163,720       5.15            797,246       3.00             57,410       8.22

  Options exercised                     (22,450)      2.31            (68,128)      3.64           (106,175)      3.62

  Options terminated                    (81,541)      4.61           (304,861)      6.06            (32,086)      7.55
                                      ---------      -----           --------      -----            -------      -----
Shares under option, end of year      1,715,475       4.16            655,746       2.40            231,489       5.53
                                      =========       ====           ========      =====            =======      =====

Shares exercisable                      379,146      $4.11             46,292      $3.01            134,959      $3.88
                                      =========      =====           ========      =====            =======      =====

Weighted average fair value of
 options granted                          $3.33                         $3.53                         $7.69
                                      =========                      ========                        ======

WARRANTS
Warrants outstanding, beginning
 of year                                194,770      $7.12             92,799      $6.21             88,228      $5.58
Warrants granted                              -          -            165,412       6.49             17,999       8.14
Warrants exercised                       (3,594)      4.87            (58,622)      4.69            (12,296)      4.67
Warrants expired                         (5,354)      5.37             (4,819)      6.80             (1,132)      4.75
                                        -------      -----            -------      -----            -------      -----
Warrants outstanding, end of year       185,822      $7.20            194,770      $7.12             92,799      $6.21
                                        =======                       =======                       =======

7. SALES INFORMATION

Sales to one customer were approximately $11,763,000 or 69% of the Company's total sales in 1998. Sales to this same customer were approximately
$6,748,000 or 54% of the Company's total sales in 1997. Sales to two customers were approximately $6,669,000 and $1,943,000, or 50% and 15% of the Company's total sales in 1996.

Export sales to unaffiliated customers, primarily in Europe and South America were approximately $2,893,000, $3,138,000 and $4,031,200 in 1998, 1997 and
1996, respectively.

    8. INCOME TAXES

    The components of the income (loss) before income taxes for the years ended December 31, 1998, 1997 and 1996 is presented below:

                                                     1998               1997               1996
Domestic (loss) income                         $1,034,427       $(4,214,949)       $(4,467,551)
Foreign loss                                            -          (815,558)        (1,468,545)
                                               ----------       -----------        -----------
                                               $1,034,427       $(5,030,507)       $(5,936,096)
                                               ==========       ===========        ===========


    The income tax provision (benefit) includes the following:

                                            1998               1997               1996
Current income tax payable
(refundable):
  Federal                                $12,775                  -              $(92,369)
  State                                    2,225              2,225                 2,236
  Foreign                                      -                  -                     -
                                         -------              -----              --------
                                         $15,000              2,225               (90,133)
                                         -------              -----              --------
Deferred income tax:
  Federal                                236,281         (1,483,659)           (1,515,585)
  State                                   93,738            (97,872)             (205,975)
  Foreign                                      -                  -              (499,305)
  Increase (decrease) in valuation
   allowance                            (330,019)         1,579,306             2,310,998
                                        --------          ---------             ---------
                                               -             (2,225)               90,133
                                        --------          ---------             ---------
                                         $15,000          $       -             $       -
                                        ========          =========             =========

    The income tax (benefit) provision differs from those computed using the statutory federal tax rate of 34%, due to the following:

                                                 1998                1997               1996
Tax at statutory federal rate                $351,705         $(1,710,372)       $(2,018,273)
Foreign losses not benefited                        -             302,572                  -
State taxes, net of federal tax benefit        63,336            (115,471)          (136,258)
Utilization of tax credits                    (31,977)                  -                  -
(Decrease) increase in valuation             (354,118)          1,528,621          2,164,917
allowance
Other                                         (13,946)             (5,350)           (10,386)
                                             --------         -----------        -----------
                                              $15,000         $         -        $         -
                                             ========         ===========        ===========

    The deferred income tax asset (liability) recorded in the consolidated balance sheets results from differences between financial statement
    and tax reporting of income and deductions.   A summary  of the
    composition of the deferred income tax asset (liability) follows:

                                              1998            1997
                                            DOMESTIC        DOMESTIC

General business credits                    $944,253        $912,276
Net operating losses                       2,537,748       2,884,242
Deferred compensation                        694,091         462,324
Alternative minimum tax credits              256,755         244,034
Inventory                                    157,079         236,476
Accounts receivable                           40,805          27,822
Capitalized software                      (1,258,848)     (1,153,099)
Fixed assets                                 (54,634)        (62,924)
Restructuring                                204,071         327,210
Other                                         65,668          38,646
                                          ----------      ----------
                                           3,586,988       3,917,007
Valuation allowance                       (3,586,988)     (3,917,007)
                                          ----------      ----------
Deferred asset (liability)                $        -      $        -
                                          ==========      ==========


The  Company  has  $  8,084,854 federal   net   operating  loss
carryforwards available  as  of  December   31,  1998,  of  that
total, $782,000 is limited to a utilization   of  approximately
$100,000 annually. The carryforwards expire in varying amounts in 1999 through 2013. The valuation allowance has decreased by $330,019 during the year ended December 31, 1998.

As of December 31, 1997, the Company had approximately $909,000 of net operating loss carryforwards available to offset future earnings of MOSCOM Limited, approximately $1,594,000 of net operating loss carryforwards to offset future earnings of MOSCOM GmbH, and approximately $918,000 of net operating loss carryforwards to offset future earnings of Global Billing Services Limited. These subsidiaries were closed in 1997.

The Company's tax credit carryforwards as of December 31, 1998 are as follows:

DESCRIPTION                                   AMOUNT        EXPIRATION DATES
General business credits                      861,356       1999 - 2011
New York State investment tax credits          82,897       1999 - 2005
Alternative minimum tax credits               256,755       No expiration date

Cash paid (received) for income taxes during the years ended December 31, 1998, 1997 and 1996 totaled $(87,018), $-0-, and $45,000, respectively.

9.  COMMITMENTS

OPERATING LEASE OBLIGATIONS - The Company leases current manufacturing and office facilities and certain equipment under operating leases, which expire at various dates through 2001. The facility leases provide for extension privileges. Rent expense under all operating leases (exclusive of real estate taxes and other expenses payable under the leases) was $405,000, $707,000, and $734,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

    Minimum lease payments as of December 31, 1998 under operating leases are as follows:

                 YEAR ENDING DECEMBER 31,

                 1999                                            $402,206
                 2000                                             402,206
                 2001                                             335,172
                                                               ----------
                 Total minimum lease payments                  $1,139,584
                                                               ==========

Legal Matters - The Company is subject to litigation from time to time in the ordinary course of business. Although the amount of any liability with respect to such litigation cannot be determined, in the opinion of management, such liability will not have a material adverse effect on the Company's financial condition or results of operations.


10.  LINE OF CREDIT


The  Company  maintains  a  secured line  of  credit  agreement with  a
major  commercial bank  for  up  to $3,000,000,   all   of   which   is
available as of December 31, 1998. There have been no borrowings under this agreement.


11. OTHER EXPENSES


The Company recorded a 1997 charge against earnings of $2,613,359 consisting of the following:

    Restructuring Charges                  $  854,444

    Accelerated Retirement Benefits           509,576

    Other Non-Recurring Charges             1,249,339
                                           ----------
                                           $2,613,359
                                           ==========

The restructuring charges were attributable to the closing of the Company's European subsidiaries and its Votan subsidiary located in California, all of which had been operating unprofitably. These closings were part of a restructuring plan developed by the Company's management and approved by its Board of Directors during May 1997. The plan allowed the Company to focus its attentions and resources on its core businesses and profitable markets, while at the same time significantly reducing operating expenses.

The  charge   of   $854,444 consists  of lease termination charges,
currency   translation    losses,   the disposal  of certain fixed assets,  and
severance and accrued compensation payments to effected employees. In total, employment was reduced by 28 employees as a result of the restructuring of these subsidiaries. This restructuring met the criteria set forth in Emerging Issues Task Force Issue ("EITF") 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity (Including Certain Costs Incurred in a Restructuring)."

The charge of $509,576 for accelerated retirement benefits relate to the retirement of the Company's former President and CEO, Albert J. Montevecchio, who submitted a proposal for his retirement to the Board of Directors on May 21. This charge represents an acceleration of charges that normally would have been accrued by the Company over the next four years had Mr. Montevecchio remained with the Company to age 65 as assumed by his employment agreement with the Company.

The other non-recurring charges of $1,249,339 consist of a variety of items including $276,712 of costs incurred in connection with the withdrawn Votan initial public offering, the write-off accounts receivable of $492,500, the write-off of capitalized software associated with the Votan voice technologies of $470,876 and miscellaneous expenses of $9,251.


12. STOCKHOLDERS' RIGHTS PLAN

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

                                   PART III

ITEM 10   DIRECTORS   AND  EXECUTIVE OFFICERS OF THE REGISTRANT

     Information relating to directors of the Company is incorporated herein by reference to page 3 - 5 of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held May 18, 1999 {see "Election of Directors" and "Compliance With Section 16 (a)".}

     The following lists the names and ages of all executive officers of the Company, all persons chosen to become executive officers, all positions and offices with the Company held by such persons, and the business experience during the past five years of such persons. All officers were elected or re- elected to their present positions for terms ending on May 18, 1999 and until their respective successors are elected and qualified.

                                MANAGEMENT

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Directors and executive officers of VERAMARK are as follows:

NAME                      AGE                POSITION
David G. Mazzella         58         Chairman of the Board, President and C.E.O.
John E. Mooney            54         Director
William J. Reilly         50         Director
John E. Gould             54         Director
James R. Scielzo          56         Director
Robert Stubbs             64         Director
Paul T. Babarik           57         Vice President - Telemanagement Sales
Robert L. Boxer           45         Vice President, Secretary, General Counsel
James W. Karr             55         Vice President - Sales, Billing And Customer Care
John P. King              61         Vice President - Product Management
Ronald C. Lundy           47         Treasurer
Douglas F. Smith          55         Vice President - Operations

     All Directors hold office until the next annual meeting of stockholders, and until their successors are duly elected and qualified. Officers are elected annually by the Board of Directors and serve at the discretion of the Board.

     DAVID G. MAZZELLA, JR. was appointed Chief Executive Officer in
June 1997, he previously served as President and Chief Operating Officer of the Company from February 1997. He became Chairman of the Board on December 19, 1998. From June 1994 to February 1997, he was engaged in management consulting. From February 1992 to June 1994, he was the President and CEO of Scotgroup Enterprises, Inc., which was engaged in the development and sale of telecommunications software equipment and the sale of paging and cellular telephone services. From 1988 - 1991 Mr. Mazzella was Vice President of Glenayre Electronics, a manufacturer of software based telecommunications equipment. He was President and CEO of Multitone Electronics, Inc., a company
engaged in the manufacture, sale and    servicing of telecommunications
equipment from 1983 until its acquisition by Glenayre Electronics in 1988.

     JOHN E. MOONEY rejoined the Board of Directors and served as Chairman of the Board of Veramark from June 1997 until December 19, 1998. He had previously been a director of Veramark from May 1985 until his resignation in May 1997. Until August 1998 and for the past five years, he has been Chief Executive Officer of Essex Investment Group, Inc., an investment management and financial services firm. Since August 1998 Mr. Mooney has been Chief Executive Officer of Jem Properties, Inc., a real estate investment and management firm.

     WILLIAM J. REILLY has been a Director of Veramark since June 1997.
He is the Executive Vice President and General Manager of International Sales and Operations for Checkpoint Systems, Inc., a manufacturer and distributor of systems for electronic article surveillance, electronic access control, closed circuit television and radio frequency identifications. He has served in that capacity for more than five years.

     JOHN E. GOULD has been a Director of Veramark since August 1997. For more than five years Mr. Gould has been a partner in Gould & Wilkie, a general practice law firm in New York City. Mr. Gould is also Chairman of the American Geographical Society.

     JAMES R. SCIELZO was appointed to the Board of Directors of Veramark in March 1999. Since 1994, he's held the position of Senior Vice President and Chief Technology Officer for Young & Rubicam, Inc., a global corporate communications, advertising and public relations firm. Prior to that, he was Senior vice President/Chief Technology Officer at Wundermann Cajo Johnson, the direct response advertising subsidiary of Young & Rubicam, and the Director of systems Development for Young & Rubicam.

      ROBERT W. STUBBS was appointed to the Board of Directors of Veramark in July 1998. Mr. Stubbs was President and Chief Executive Officer of Bell Atlantic Capital Corporation, the financial services organization of Bell Atlantic Corporation from 1986 until his retirement in 1993. Prior to that, he was the CEO of TriContinental Leasing Company which he founded in 1968 and sold to Bell Atlantic in 1984. Mr. Stubbs has served on the Board of Directors of the Equipment Leasing Association, the trade association of the equipment leasing industry and was elected its Chairman in 1989. He has been Director of Corporate Affairs for ELA since 1993. Presently, Mr. Stubbs is a Director of BMC Credit Corporation, a Director of Aviation
Facilities Company, Inc., and a Trustee of Manhattan College.

     PAUL T. BABARIK was appointed Vice President of Sales in April 1996. After joining Veramark in 1987 as a Regional Sales Manager he held several sales management positions, the most recent as Director of AT&T sales from 1989 to 1996. Prior to joining Veramark Mr. Babarik was employed by AT&T from 1977 - 1986 in various sales management positions.

     ROBERT L. BOXER became a Vice President of Veramark in November 1991. Prior to that he had been Secretary and Corporate Counsel of Veramark since March 1983. Prior to that he had been Counsel at Sykes Datatronics, Inc. and an attorney with the firm of Middleton-Wilson.

     JAMES W. KARR has been Vice President - Sales, Billing and Customer
Care since May 1, 1989. After joining Veramark in 1983, he had held various sales management positions. Prior to that he held sales management positions with Sykes Datatronics, Inc., Itel Corporation, Honeywell Information Systems, and NCR Corporation.

     JOHN P. KING was appointed Vice President of Product Management in September 1998 after being Director of Product Management since January 1998. Mr. King was the company's Vice President of Customer Support and
Quality from September 1992 unit February 1996. Prior to that Mr. King had been President of Computer Consoles, Inc. and a Group Director of Northern Telecom Ltd. Prior to rejoining Veramark, Mr. King was Vice President of Manufacturing of Performance Telecom, Inc.

     RONALD C. LUNDY was appointed Treasurer of Veramark in July 1993.
Since joining Veramark in 1984 he has held a variety of financial management positions, the most recent having been Corporate Controller since December of 1992. Prior to that he held various financial positions with Rochester Instrument Systems from 1974-1983.

     DOUGLAS F. SMITH was appointed Vice President of Operations in December 1998. Mr. Smith has been an employee of the Company since 1984 as Order Administration Manager and then as Director of Operations. Prior to joining the Company, Mr. Smith held various management positions with Rochester Instruments Systems, Inc.

ITEM 11   EXECUTIVE COMPENSATION

     Information relating to executive compensation is incorporated by reference on pages 21-26 of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held May 18, 1999. (See "Executive Compensation" and "Corporate Governance Information.")

ITEM 12   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information relating to the security holdings of more than five percent holders and directors and officers of the Company is incorporated herein by reference to pages 2-4 of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held May 18, 1999.

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

(c)  Exhibits  (numbered in  accordance with item 601 of regulation S-K)

     (11.1) Calculation of earnings per share

     (23.1) Consent of Arthur Andersen LLP

               CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS




As independent public accountants, we hereby consent to the incorporation of our reports included in this Form 10-K, into the Company's previously filed Registration Statement File Nos. 333-30991 and 333-55665.



						ARTHUR ANDERSEN LLP


Rochester, New York
 March 29, 1999


    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE


To the Board of Directors and Stockholders of Veramark Technologies, Inc.:

We have audited in accordance with generally accepted aduiting standards, the consolidated financial statements included in Veramark Technologies, Inc.'s annual report to shareholders incorporated by reference in the Form 10-K, and have issued our report thereon dated February 8, 1999. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index is the responsibility of the Company's management and is presented for the purposes of complying with the Securities and Exchange Commissions rules and is not part of the basic consolidated financial statements. The schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all materal respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                ARTHUR ANDERSEN LLP


Rochester, New York,
 February 8, 1999

                 VERAMARK TECHNOLOGIES, INC. AND SUBSIDIARIES

Schedule II - Valuation and Qualifying Accounts
Years Ended December 31, 1998, 1997, and 1996


COLUMN A                        COLUMN B           COLUMN C           COLUMN D           COLUMN E
Allowance for Doubtful         Balance At      Charged To Costs   Accounts Written        Balance
Accounts                    Beginning Of Year    And Expenses      Off (Recovered)    At End of Year
           1998                 $  75,000          $  28,973         $   (6,027)         $110,000
           1997                 $ 118,000          $ 135,369         $  178,369          $ 75,000
           1996                 $  71,000          $  18,000         $  (29,000)          $118,000

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         VERAMARK TECHNOLOGIES, INC.

                   _________________________________________
                     David G. Mazzella, President and CEO
                            Dated: ______________

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                             Capacity                           Date


______________________________        Chairman of the Board, Director    March 12, 1999
David G. Mazzella


______________________________        Director                           March 12, 1999
John E. Gould

______________________________        Director                           March 12, 1999
John E. Mooney


______________________________        Director                           March 12, 1999

William J. Reilly

______________________________        Director                           March 12, 1999
Robert Stubbs


______________________________        Director                           March 12, 1999
James R. Scielzo

______________________________        Treasurer                          March 12, 1999
Ronald C. Lundy

Exhibit 11.1

                                       VERAMARK TECHNOLOGIES, INC.
                                           and Subsidiaries
                                    Calculation of Earnings per Share


                                                            Twelve Months Ended December 31,
                                                      1998                  1997                1996
BASIC
Net Earnings (Loss)                                $1,019,427           $(5,030,507)        $(5,936,096)
                                                   ==========           ===========         ===========
Average common shares outstanding                   7,565,796             7,331,360           6,866,154

Earnings (Loss) per common & common
 equivalent share                                        $.13                 $(.69)              $(.86)
                                                   ==========           ===========         ===========

DILUTED

Net Earnings (Loss)                                $1,019,427           $(5,030,507)        $(5,936,096)
                                                   ==========           ===========         ===========

Weighted average shares outstanding                 7,565,796             7,331,360           6,866,154

Additional dilutive effect of stock options &
 warrants after application of treasury stock
 method                                               345,963                     -                   -
                                                   ----------           -----------         -----------
Weighted average shares outstanding                 7,911,759             7,331,360           6,866,154
                                                   ==========           ===========         ===========

Earnings (Loss) per common share assuming full
 dilution                                                $.13                 $(.69)              $(.86)
                                                   ==========           ===========         ===========
