Form 10-Q
period 1999-03-31
VERAMARK TECHNOLOGIES INC
filed 1999-05-12
CIK 747605

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                  Quarterly Report Under Section 13 or 15 (d)
                    of the Securities Exchange Act of 1934

                       For Quarter Ended March 31, 1999

                        Commission File Number 0-13898

                               VERAMARK TECHNOLOGIES, INC.

            (Exact name of registrant as specified in its charter)

          DELAWARE                             16-1192368
(State  or  other  jurisdiction        (IRS Employer Identification
of  Incorporation or Organization)                 Number)



     3750 MONROE AVENUE, PITTSFORD, NY            14534
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

          YES      XX         NO

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 1999.

     Common stock, par value $.10            7,590,909 shares

     This report consists of 15 pages.

                                     INDEX



                                                                 PAGE

PART I    FINANCIAL INFORMATION

   Item 1 Financial Statements

          Condensed Balance Sheets -                            3 -  4
          March 31, 1999 and December 31, 1998

          Condensed Statements of Operations -                  5
          Three Months Ended March 31, 1999 and 1998

          Condensed Statements of Cash Flows -                  6
          Three Months Ended March 31, 1999 and 1998

          Notes To Condensed Financial Statements               7 -  8


   Item 2 Management's Discussion and Analysis of               9 - 12
          Financial Condition and Results of Operations



PART II   OTHER INFORMATION

   Item 6 Exhibits and Reports on Form 8-K                     13 - 14

                       PART  I -  FINANCIAL INFORMATION

                          VERAMARK TECHNOLOGIES, INC.

                           CONDENSED BALANCE SHEETS

                                                          MARCH 31,            DECEMBER 31,
                                                              1999                   1998*
ASSETS
CURRENT ASSETS:                                         (Unaudited)
   Cash and Cash Equivalents                            $ 1,306,506             $   371,209
   Investments                                            4,120,273               4,718,694
   Accounts Receivable, trade (net of
     allowance for doubtful accounts of
     $103,000 and $110,000, respectively)                 2,367,117               2,273,705
   Inventories                                              551,904                 579,968
   Prepaid Expenses                                         179,458                 155,831
                                                        -----------             -----------
        Total Current Assets                              8,525,258               8,099,407

PROPERTY AND EQUIPMENT                                    6,470,055               5,864,469
   Less Accumulated Depreciation                         (4,552,136)             (4,455,539)
                                                        -----------             -----------
        Property and Equipment (Net)                      1,917,919               1,408,930

OTHER ASSETS:
   Software Development Costs
     (Net of accumulated amortization of
     $1,539,290 and  $1,322,254
     respectively)                                        3,570,413               3,393,542
      Pension Assets                                      1,873,721               1,873,721
      Deposits and Other Assets                             411,774                 406,901
                                                        -----------             -----------
   Total Other Assets                                     5,855,908               5,674,164
                                                        -----------             -----------
TOTAL ASSETS                                            $16,299,085             $15,182,501
                                                        ===========             ===========

See notes to Condensed Financial Statements.

                 *  DERIVED FROM AUDITED FINANCIAL STATEMENTS

                          VERAMARK TECHNOLOGIES, INC.

                           CONDENSED BALANCE SHEETS

                                                                  March 31,            December 31,
                                                                      1999                   1998*
                                                                (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts Payable                                             $   844,254             $   740,576
  Accrued Compensation and Related Taxes                           993,874                 891,186
  Deferred Revenue                                               2,233,838               2,061,475
  Other Accrued Expenses                                           745,705                 838,713
                                                               -----------             -----------
     Total Current Liabilities                                   4,817,671               4,531,950

  Pension Obligation                                             3,006,313               2,882,847
                                                               -----------             -----------
Total Liabilities                                                7,823,984               7,414,797

STOCKHOLDERS' EQUITY:
  Common Stock, par value $.10, 20,000,000
   shares authorized; issued and outstanding,
   7,653,209 and  7,607,709, respectively                          765,321                 760,771
  Additional Paid-in Capital                                    19,162,349              18,954,579
  Retained Earnings                                            (11,176,854)            (11,734,431)
  Treasury Stock (62,300 and 52,300 shares
   at cost, Respectively)                                         (275,715)               (213,215)
                                                               -----------             -----------
Total Stockholders Equity                                        8,475,101               7,767,704
                                                               -----------             -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $16,299,085             $15,182,501
                                                               ===========             ===========

See notes to Condensed Financial Statements.

                 *  DERIVED FROM AUDITED FINANCIAL STATEMENTS

                          VERAMARK TECHNOLOGIES, INC.

                      CONDENSED STATEMENTS OF OPERATIONS


                                                      Three Months Ended
                                                           March 31,

                                                          (Unaudited)

                                                   1999                1998

SALES                                          $ 5,043,367           $ 3,604,377
COSTS AND OPERATING EXPENSES:
  Cost of Sales                                    791,979               764,305
  Engineering & Software Development               667,967               630,145
  Selling, General and Administrative            3,070,750             2,145,390
                                               -----------           -----------
     Total Costs and Operating Expenses          4,530,696             3,539,840

INCOME FROM OPERATIONS                             512,671                64,537

INTEREST INCOME                                     64,906                38,535
                                               -----------           -----------
INCOME BEFORE INCOME TAXES                         577,577               103,072

INCOME TAXES                                        20,000                     -
                                               -----------           -----------
NET INCOME                                     $   557,577           $   103,072
                                               ===========           ===========

INCOME PER SHARE
    Basic                                            $ .07                 $ .01
                                                     =====                 =====
    Diluted                                          $ .07                 $ .01
                                                     =====                 =====


SEE NOTES TO CONDENSED FINANCIAL STATEMENTS.

                          VERAMARK TECHNOLOGIES, INC.
                      CONDENSED STATEMENTS OF CASH FLOWS


                                                                  Three Months Ended March 31,
                                                             1999                        1998
                                                                           (Unaudited)

OPERATING ACTIVITIES:
Net Income                                              $   557,577                  $   103,072
                                                        -----------                  -----------
Adjustments to Reconcile Net Income to Net
Cash Provided (used) by Operating Activities
  Depreciation and Amortization                             333,300                      283,139
  Provision for Losses on Accounts Receivable                 5,000                       12,501
  Provision for Inventory Obsolescence                       47,500                       24,999
  Loss on Disposal of Fixed Assets                            2,399                            -

  Changes in Assets and Liabilities
     Accounts Receivable                                    (98,412)                    (737,968)
     Inventories                                            (19,436)                     220,119
     Prepaid Expenses and Other Current Assets              (23,627)                      (7,833)
     Deposits and Other Assets                               (4,873)                      (7,882)
     Accounts Payable                                       103,678                     (205,399)
     Accrued Compensation Related Taxes                     102,688                       69,482
     Deferred Revenue                                       172,363                      166,613
     Other Current Liabilities                              (93,008)                    (118,683)
                                                        -----------                  -----------
  Net Adjustments                                           527,572                     (300,912)
                                                        -----------                  -----------
  Net Cash Provided (Used) by Operating Activities        1,085,149                     (197,840)
                                                        -----------                  -----------

INVESTING ACTIVITIES:
   Investments                                              598,421                      626,823
   Additions to Property and Equipment                     (627,652)                    (177,098)
   Software Development Costs                              (393,907)                    (230,780)
                                                        -----------                  -----------
Net Cash Flows Provided (Used) by Investing
Activities:                                                (423,138)                     218,945
                                                        -----------                  -----------

FINANCING ACTIVITIES:
  Increase in Pension Obligation                            123,466                         (450)
  Proceeds from Sales of Stock                                    -                            -
  Exercise of Stock Options and Warrants                    212,320                       12,850
  Treasury Stock Purchases                                  (62,500)                           -
                                                        -----------                  -----------
  Net Cash Flows Provided by Financing Activities           273,286                       12,400
                                                        -----------                  -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                   935,297                       33,505

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD              371,209                    1,106,944
                                                        -----------                  -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                $ 1,306,506                  $ 1,140,449
                                                        ===========                  ===========

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

(1)  GENERAL

     The accompanying unaudited financial statements include all adjustments of a normal and recurring nature which are, in the opinion of Registrant's management, necessary to present fairly the Registrant's financial position as of March 31, 1999 and the results of its operations and cash flows for the three months ended March 31, 1999 and 1998.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted
accounting  principles   have  been  omitted  pursuant  to  the  rules  and
regulations of the Securities and Exchange Commission. These condensed financial statements should be read in conjunction with the financial statements and related notes contained in the Annual Report for the fiscal year ended December 31, 1998.

     The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for a full year's operation.

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

(2)  INVENTORIES

     The composition of inventories at March 31, 1999 and December 31, 1998 was as follows:


                                           MARCH 31,             DECEMBER 31,
                                               1999                     1998
Purchased parts and components            $ 350,302                $ 340,350
Work in process                              99,017                  116,228
Finished goods                              102,585                  123,390
                                          ---------                ---------
                                          $ 551,904                $ 579,968
                                          =========                =========

(3)  PROPERTY AND EQUIPMENT

     The major classifications of property and equipment at March 31, 1999, and December 31, 1998 are:

                                      MARCH 31,                DECEMBER 31,
                                          1999                        1998

Machinery and equipment            $ 1,392,299                 $ 1,377,179
Computer hardware and software       3,195,148                   3,075,398
Furniture and fixtures               1,064,783                   1,064,117
Leasehold improvements                 817,825                     347,775
                                   -----------                 -----------
                                   $ 6,470,055                 $ 5,864,469
                                   ===========                 ===========

 (4) EARNINGS PER SHARE

     Earnings  per share have been calculated under SFAS 128, "Earnings Per
     Share."

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

     Sales of $5,043,367 for the first quarter ended March 31, 1999 increased 40% from the sales of $3,604,377 for the first quarter of 1998, establishing a record first quarter sales volume for the Company. For the three months ended March 31, 1999, the Company earned net income of $557,577, or $.07 per share, compared with net income of $103,072, or $.01 per share for the same three month period of 1998. Net income as a percentage of sales for the three months ended March 31, 1999, was 11.1% of sales as compared with 2.9% of sales for the three months ended March 31, 1998.

     Demand for the Company's core call accounting products and services to both the domestic and international market remained strong throughout the quarter. Sales of core products increased by 41% for the quarter ended March 31, 1999, as compared to the quarter ended March 31, 1998, accounting for 72% of first quarter 1999 sales.

     Sales of Verabill, the Company's billing and customer care product for wireline, wireless and other network service providers, accounted for 8% of the Company's sales for the first quarter ended March 31, 1999, representing a four fold increase over the sales realized for the same three month period of 1998. Additionally, subsequent to the end of the first quarter the Company announced the receipt of three new orders for Verabill. The first from a wireless carrier on the island of Bonaire in the Netherlands Antilles, the second for American Samoa Telecom LLP, a new GSM operator on the island of American Samoa, and a third order for a Norwegian carrier that will provide fixed and wireless telephony, data communications and internet services. During the first quarter the Company also announced that it has signed an agreement with Kanbay Incorporated of Rosemont, Illinois, under which Kanbay will provide worldwide implementation support and customization services for the Company's Verabill product. With Verabill systems now installed and operating on five continents, the Company feels that this agreement greatly enhances its ability to provide professional implementation and support services simultaneously to multiple customers throughout the world.

     Sales of TMS, the Company's mid to high end telemanagement product rose 97% for the quarter ended March 31, 1999 compared to the same quarter of 1998. In total, TMS accounted for 6% of total Company sales.

     Sales of INFO/MDR, the Company's centrex and virtual private network offering were down approximately 34% for the first three months of 1999 compared with the first three months of 1998. However, the order rate has been very favorable and the Company believes that sales of INFO/MDR realized during 1999 will exceed the sales recognized during 1998.

     For the quarter ended March 31, 1999, 31% of Company sales were generated from previously deferred billings for a variety of services, including training, installation, custom rate updates, and implementation services. For the quarter ended March 31, 1998, 26% of Company sales were derived from previously deferred billings. For the quarter ended March 31, 1999, approximately 10% of sales were from previously deferred billings for services which have not been, and are not expected to be, utilized by customers, based on historical experience.

     For the three month ended December 31, 1999 the Company earned a gross margin on sales of $4,251,388. For the same three month period of 1998 the Company realized a gross margin on sales of $2,840,072. The increased margins are the result of the significantly higher sales volume combined with lower direct product costs as a percentage of sales for the comparable periods.

     Net engineering expenses, after the effects of the capitalization of development costs, increased by 6% from $630,145 for the three months ended March 31, 1998 to $667,967 for the three months ended March 31, 1999. Gross engineering and development expenses for the three months ended March 31, 1999 were 23% higher than those costs incurred for the same quarter of 1998. The table below summarizes the impact on the Company's operations of its engineering and development efforts for the three months ended March 31, 1999 and 1998. The table details engineering and development expenses on both a gross and net of capitalization basis, and adds back charges to cost of sales resulting from the amortization of previously capitalized development costs.

                                                                     THREE MONTHS ENDED
                                                             MARCH 31,               MARCH 31,
                                                               1999                    1998
Gross Expenditures for Engineering &  Software             $ 1,061,874               $ 860,925
 Development
Less:  Costs Capitalized                                      (393,907)               (230,780)
                                                           -----------               ---------
Net Engineering & Software Development Expense             $   667,967               $ 630,145

Plus:  Amounts Amortized and Charged to Cost
 Of Sales                                                      217,036                 209,128
                                                           -----------               ---------
Total Expense Recognized                                   $   885,003               $ 839,273
                                                           ===========               =========

     Selling, general and administrative expenses for the three months ended March 31, 1999 of $3,070,750 were 43% higher than the $2,145,390 of selling, general and administrative expenses incurred for the same three month period of 1998. The increased spending levels reflect the significant growth in the Company's employment figures from 145 employees at the end of the first quarter of 1998 to 180 employees at March 31, 1999. As a result, expenses for salaries, benefits, recruiting, telephone, training and travel expenses have increased accordingly. The Company continues to actively recruit in all functional areas and continued employment growth is expected throughout 1999.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's total cash position  (cash  on  hand  plus   short-term
investments) at March 31, 1999 was $5,426,779. This compared with a total cash position of $5,089,903 at December 31, 1998 and $2,869,407 at March 31, 1998.

     Accounts receivable increased  4% from the December 31, 1998 figure of
$2,273,705 to $2,367,117 at March 31,  1999.   There  were  no  significant
changes in payment trends among major customers during the first quarter.

     Capital equipment spending for the first three months of 1999 was $627,652, of which approximately $470,000 was related to construction costs and leasehold improvements to an additional 15,000 square feet leased in the same building that houses the Company's current headquarters in Pittsford, New York. The additional space was required to meet the needs of the Company's expanding employment base and to upgrade its customer training facilities.

     Software development expenses capitalized and carried on the balance sheet at March 31, 1999 of $3,570,413, or 22% of total assets, compared with capitalized development costs of $3,393,542, also representing 22% of assets at December 31, 1998. Virtually all of the current capitalized costs relate to the Verabill and TMS product lines and are being amortized over periods ranging from three to five years.

     Total assets at March 31, 1999 total $16,299,085 representing an increase of 7% from the $15,182,501 of total assets at December 31, 1998, and an increase of 37% from the total assets of $11,937,012 at March 31, 1998.

     Accrued compensation and related taxes increased from $891,186 at December 31, 1998 to $993,874 at March 31, 1999 as a result of increased employment levels.

     Deferred revenues at March 31, 1999 were $2,233,838 versus $2,061,475 at December 31, 1998. Deferred revenues represent the value of unrecognized revenues related to a variety of services for which the Company has billed customers, but not yet performed the associated service. These services typically include training, installation, maintenance and support, and implementation services.

     During the first quarter of 1999 the Company repurchased 10,000 shares of its common stock on the open market for a total consideration of $62,500. This continues a policy of repurchasing Company stock as market conditions, cash requirements and profitability allow.

     The Company maintains a private equity line of credit agreement with a single institutional investor. Under the equity line, the Company has the right to sell to the investor shares of the Company's common stock at a price equal to 88% of the average bid price of the stock for the subsequent ten trading days. During the term of the agreement the Company may sell up to $6 million to this investor, with no more than $500,000 in any single month. This agreement expires on August 30, 2000. There were no transactions under this agreement during the first quarter of 1999.

     The Company also maintains an agreement with a major commercial bank for a secured demand line of credit arrangement in the amount of $3,000,000. There have been no borrowings against this agreement.

     In light of its current cash position, profitable operations, and the credit arrangements referred to above, the Company believes that it has sufficient resources to meet its financial needs and support anticipated growth over the next twelve months.

                          PART II - OTHER INFORMATION

ITEM 6:             EXHIBITS AND REPORTS ON FORM 8-K

(1) Registrant's Condensed Financial Statements for the three months ended March 31, 1999 and 1998 are set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.

(2)  Calculation of earnings per share.

                                               EXHIBIT A: (2)

                          VERAMARK TECHNOLOGIES, INC.

                      CALCULATIONS OF EARNINGS PER SHARE

                                                          Three Months Ended
                                                               March 31,
                                                         1999                 1998

Basic
Net Income                                         $   557,577            $   103,072
                                                   ===========            ===========
Weighted Common Shares Outstanding                   7,590,137              7,550,870
                                                   ===========            ===========
Income Per Common Share                                  $ .07                  $ .01
                                                   ===========            ===========

DILUTED
Net Income                                         $   557,577            $   103,072
                                                   ===========            ===========

Weighted Average Shares Outstanding                  7,590,137              7,550,870

Additional Dilutive Effect of Stock
Options and Warrants after Application
of Treasury Stock Method                               613,381                410,935
                                                   -----------            -----------
Weighted Average Shares Outstanding                  8,203,518              7,961,805
                                                   ===========            ===========

Income per Common Share and Common
Equivalent Share                                         $ .07                  $ .01
                                                   ===========            ===========

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                          VERAMARK TECHNOLOGIES, INC.

                                  REGISTRANT

Date:     May 11, 1999
          ------------



_____________________________________
David G. Mazzella
President and CEO




Date:     May 11, 1999
          ------------


_____________________________________
Ronald C. Lundy
Treasurer (Chief Accounting Officer)