Form 10-Q
period 1999-06-30
VERAMARK TECHNOLOGIES INC
filed 1999-08-13
CIK 747605

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                  Quarterly Report Under Section 13 or 15 (d)
                    of the Securities Exchange Act of 1934

                        For Quarter Ended June 30, 1999

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

          YES      XX         NO

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 1999.

     Common stock, par value $.10            7,588,050 shares

     This report consists of 15 pages.

                                     INDEX



                                                                 PAGE

PART I    FINANCIAL INFORMATION

   Item 1 Financial Statements

          Condensed Balance Sheets -                             3 -  4
          June 30, 1999 and December 31, 1998

          Condensed Statements of Operations -                   5
          Three and Six Months Ended June 30, 1999 and 1998

          Condensed Statements of Cash Flows -                   6
          Six Months Ended June 30, 1999 and 1998

          Notes To Condensed Financial Statements                7 -  8

   Item 2 Management's Discussion and Analysis of                9 - 12
          Financial Condition and Results of Operations



PART II   OTHER INFORMATION

   Item 6 Exhibits and Reports on Form 8-K                      13 - 14

                       PART  I -  FINANCIAL INFORMATION

                          VERAMARK TECHNOLOGIES, INC.

                           CONDENSED BALANCE SHEETS

                                                           JUNE 30,            DECEMBER 31,
ASSETS                                                         1999                   1998*
CURRENT ASSETS:                                         (Unaudited)
   Cash and Cash Equivalents                           $    804,689            $    371,209
     Investments                                          4,617,916               4,718,694
     Accounts Receivable, trade (net of
      allowance for doubtful accounts of
      $118,000 and $110,000, respectively)                2,844,971               2,273,705
     Inventories                                            504,122                 579,968
     Prepaid Expenses                                       199,885                 155,831
                                                       ------------            ------------
        Total Current Assets                              8,971,583               8,099,407

PROPERTY AND EQUIPMENT                                    7,177,675               5,864,469
   Less Accumulated Depreciation                         (4,693,560)             (4,455,539)
                                                       ------------            ------------
        Property and Equipment (Net)                      2,484,115               1,408,930

OTHER ASSETS:
     Software Development Costs
      (Net of accumulated amortization of
      $995,215 and  $1,322,254 respectively)              3,228,312               3,393,542
     Pension Assets                                       1,873,721               1,873,721
     Deposits and Other Assets                              505,974                 406,901
                                                       ------------            ------------
   Total Other Assets                                     5,608,007               5,674,164
                                                       ------------            ------------

TOTAL ASSETS                                           $ 17,063,705            $ 15,182,501
                                                       ============            ============

See notes to Condensed Financial Statements.

                 *  DERIVED FROM AUDITED FINANCIAL STATEMENTS

                          VERAMARK TECHNOLOGIES, INC.

                           CONDENSED BALANCE SHEETS

                                                                      June 30,               December 31,
                                                                         1999                      1998*
                                                                   (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts Payable                                                  $    616,256            $    740,576
  Accrued Compensation and Related Taxes                               1,156,469                 891,186
  Deferred Revenue                                                     2,285,876               2,061,475
  Other Accrued Expenses                                                 779,807                 838,713
                                                                    ------------            ------------
     Total Current Liabilities                                         4,838,408               4,531,950

  Pension Obligation                                                   3,079,778               2,882,847
                                                                    ------------            ------------
Total Liabilities                                                      7,918,186               7,414,797

STOCKHOLDERS' EQUITY:
   Common Stock, par value $.10,
    40,000,000 shares authorized; issued and
    outstanding, 7,668,275 and  7,607,709,
    respectively                                                         766,827                 760,771
   Additional Paid-in Capital                                         19,236,225              18,954,579
   Retained Earnings                                                 (10,471,776)            (11,734,431)
   Treasury Stock (80,225 and 52,300 shares at cost,
    respectively)                                                       (385,757)               (213,215)
                                                                    ------------            ------------
Total Stockholders' Equity                                             9,145,519               7,767,704
                                                                    ------------            ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 17,063,705            $ 15,182,501
                                                                    ============            ============

See notes to Condensed Financial Statements.

                 *  DERIVED FROM AUDITED FINANCIAL STATEMENTS

                          VERAMARK TECHNOLOGIES, INC.

                      CONDENSED STATEMENTS OF OPERATIONS


                                  (Unaudited)



                                                  THREE MONTHS ENDED                            SIX MONTHS ENDED
                                                       JUNE 30                                       JUNE 30
                                                  1999           1998                       1999                 1998

SALES                                        $ 5,988,740       $ 3,982,773               $ 11,032,107      $ 7,587,150

COSTS AND OPERATING EXPENSES:
  Cost of Sales                                1,035,165           778,752                  1,827,144        1,543,057
  Engineering & Software Development           1,101,157           751,851                  1,769,124        1,381,996
  Selling, General and Administrative          3,176,114         2,312,163                  6,246,864        4,457,553
                                             -----------       -----------               ------------      -----------
   Total Costs and Operating Expenses          5,312,436         3,842,766                  9,843,132        7,382,606


INCOME FROM OPERATIONS                           676,304           140,007                  1,188,975          204,544

INTEREST INCOME                                   53,774            40,333                    118,680           78,868
                                             -----------       -----------               ------------      -----------
INCOME BEFORE INCOME TAXES                       730,078           180,340                  1,307,655          283,412

INCOME TAXES                                      25,000                 -                     45,000                -
                                             -----------       -----------               ------------      -----------
NET INCOME                                   $   705,078       $   180,340               $  1,262,655      $   283,412
                                             ===========       ===========               ============      ===========
INCOME PER SHARE
    Basic                                          $ .09             $ .02                      $ .17            $ .03
                                                   =====             =====                      =====            =====
    Diluted                                        $ .09             $ .02                      $ .16            $ .03
                                                   =====             =====                      =====            =====



SEE NOTES TO CONDENSED FINANCIAL STATEMENTS.

                          VERAMARK TECHNOLOGIES, INC.
                      CONDENSED STATEMENTS OF CASH FLOWS


                                                                  Six Months Ended June 30,
                                                                 1999                  1998
                                                                         (Unaudited)

OPERATING ACTIVITIES:
Net Income                                               $ 1,262,655                     $  283,412
                                                         -----------                     ----------
Adjustments to Reconcile Net Income to Net Cash
 Provided by Operating Activities
    Depreciation and Amortization                            816,825                        619,878
    Provision for Losses on Accounts Receivable               10,000                          2,002
    Provision for Inventory Obsolescence                      85,000                         49,998
    Loss on Disposal of Fixed Assets                           2,399                              -

  Changes in Assets and Liabilities
     Accounts Receivable                                    (581,266)                      (712,533)
     Inventories                                              (9,154)                       264,912
     Prepaid Expenses and Other Current Assets               (44,054)                       (67,798)
     Deposits and Other Assets                               (99,073)                       (98,127)
     Accounts Payable                                       (124,320)                      (126,764)
     Accrued Compensation and Related Taxes                  265,283                        144,884
     Deferred Revenue                                        224,401                        309,216
     Other Current Liabilities                               (58,906)                       (93,143)
                                                         -----------                     ----------
  Net Adjustments                                            487,135                        292,525

  Net Cash Provided by Operating Activities                1,749,790                        575,937
                                                         -----------                     ----------

INVESTING ACTIVITIES:
   Investments                                               100,778                        680,125
   Additions to Property and Equipment                    (1,335,272)                      (451,639)
   Software Development Costs                               (393,907)                      (437,611)
                                                         -----------                     ----------
Net Cash Flows Used by Investing Activities:              (1,628,401)                      (209,125)
                                                         -----------                     ----------

FINANCING ACTIVITIES:
  Increase in Pension Obligation                             196,931                         (4,235)
  Proceeds from Sales of Stock                                     -                        143,384
  Employee Stock Purchase Plan                                66,287                              -
  Exercise of Stock Options and Warrants                     221,415                         50,201
  Treasury Stock Purchases                                  (172,542)                             -
  Stock Retirements                                                -                         (8,752)
                                                         -----------                     ----------
  Net Cash Flows Provided by Financing Activities            312,091                        180,598
                                                         -----------                     ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                    433,480                        547,410

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD               371,209                      1,106,944
                                                         -----------                     ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                 $   804,689                     $1,654,354
                                                         ===========                     ==========


NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

(1)  GENERAL

     The accompanying unaudited financial statements include all adjustments of a normal and recurring nature which are, in the opinion of Registrant's management, necessary to present fairly the Registrant's financial position as of June 30, 1999 and the results of its operations and cash flows for the three and six months ended June 30, 1999 and 1998.

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

     The results of operations for the three and six months ended June 30, 1999 are not necessarily indicative of the results to be expected for a full year's operation.

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

(2)  INVENTORIES

     The composition of inventories at June 30, 1999 and December 31, 1998 was as follows:

                                            JUNE 30,        DECEMBER 31,
                                              1999                 1998

Purchased parts and components             $ 379,204          $ 340,350
Work in process                               43,151            116,228
Finished goods                                81,767            123,390
                                           ---------          ---------
                                           $ 504,122          $ 579,968

(3)  PROPERTY AND EQUIPMENT

     The major classifications of property and equipment at June 30, 1999, and December 31, 1998 are:

                                           JUNE 30,         DECEMBER 31,
                                              1999                 1998

Machinery and equipment                $ 1,401,548          $ 1,377,179
Computer hardware and software           3,457,238            3,075,398
Furniture and fixtures                   1,080,037            1,064,117
Leasehold improvements                   1,238,852              347,775
                                       -----------          -----------
                                       $ 7,177,675          $ 5,864,469
                                       ===========          ===========

 (4) EARNINGS PER SHARE

     Earnings  per share have been calculated under SFAS 128, "Earnings Per
     Share."

          Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

     Sales for the three months ended June 30, 1999 represented a record second quarter for the Company, totaling $5,988,740, an increase of 50% over the sales of $3,982,773 achieved for the same three months of 1998. Sales for the six months ended June 10, 1999 of $11,032,107 are 45% higher than the sales of $7,587,150 generated for the same six month period of 1998.

     Net income for the quarter ended June 30, 1999 was $705,078 or $.09 per share. This compared with net income of $180,340, or $.02 per share for the three months ended June 30, 1998. Net income for the six months ended June 30, 1999 was $1,262,655 or $.16 per diluted share, which compared with net income of $283,412 or $.03 per share for the same six month period of 1998, represents an increase of 346%.

     Sales of the Company's core call accounting products and services to both domestic and international markets grew by 57% during the first six months of 1999 versus the first six months of 1998, accounting for 73% of total sales.

     Sales of Verabill, the Company's billing and customer care product for wireline, wireless and other network service providers, account for 8% of total sales for the first six months of 1999 and are 63% higher than the Verabill sales realized during the first six months of 1998.

     Sales of INFO/MDR, the company's Centrex and virtual private network offering for the first six months of 1999 are approximately equal to sales generated during the first six months of 1998. Sales and new orders for INFO/MDR were particularly strong during the second quarter of 1999 and the Company remains confident that sales of INFO/MDR for the current year will comfortably exceed the levels of sales realized for 1998. INFO/MDR accounted for 9% of total sales for the three months ended June 30, 1999 and 7% of total sales for the six months ended June 30, 1999.

     Sales of TMS, the Company's medium to high-end telemanagement product have accounted for 4% of the Company's total sales during 1999, increasing by 81% over TMS sales achieved during the first six months of 1998.

     For the six months ended June 30, 1999, 33% of Company sales were generated from previously deferred billings for a variety of services, including training, installation, custom rate updates, and implementation services. This compares with 27% of Company sales being derived from previously deferred billings for the fist six months of 1998. For the three months ended June 30, 1999, 12% of sales were from previously deferred billings for services which have not been and are not expected to be utilized by customers, based on historical experience.

     For the three months ended June 30, 1999, the Company earned a gross margin on sales of $4,953,575 versus a gross margin $3,204,021 for the three months ended June 30, 1998. For the six months ended June 30, 1999, gross margins were $9,204,963, an increase of 52% over the gross margin of $6,044,093 earned for the first six months of 1998. The higher margins reflect a combination of higher sales volumes and lower direct products costs as a percentage of sales.

     Net engineering and software development expense for the six months ended June 30, 1999 of $1,769,124 are 28% higher than the net engineering and development expense of $1,381,996 incurred for the first six months of 1998. There were no development costs capitalized in the second quarter of 1999. The table below summarized the impact on the Company's operations of its engineering and development expenses on a gross and net of capitalization basis, and adds back charges included in cost of sales from the amortization of previously capitalized development costs.




                                               THREE MONTHS ENDED                 SIX MONTHS ENDED
                                            JUNE 30,        JUNE 30,         JUNE 30,         JUNE 30,
                                              1999            1998            1999              1998
Gross Expenditures for Engineering &
 Software Development                       $1,101,157       $ 958,682      $2,163,031      $1,819,607
Less:  Costs Capitalized                           -0-        (206,831)       (393,907)       (437,611)

Net Engineering & Software
 Development Expense                        $1,101,157       $ 751,851      $1,769,124      $1,381,996


Plus:  Amounts Amortized and Charged
 to Cost Of Sales                              342,101         250,982         559,137         460,110
                                            ----------       ---------      ----------      ----------
Total Expense Recognized                    $1,443,258      $1,002,833      $2,328,261      $1,842,106
                                            ==========      ==========      ==========      ==========



     Selling, general and administrative expenses for the three months ended June 30, 1999 of $3,176,114 are 37% higher than the expense levels incurred during the three month period ended June 30, 1998. For the six months ended June 30, 1999, selling general and administrative expenses of $6,246,864 are 40% higher than the same six month period of 1998. The higher spending levels continue to reflect the significant growth in the Company employment in all functional areas, a trend that is expected to continue throughout the balance of 1999. Expense levels for salaries, benefits, recruiting, training, and travel continue to increase accordingly. SG&A spending as a percentage of sales however has decreased from 59% of sales for the first six months of 1998 to 57% of sales for the six month period ended June 30, 1999. The following table compares employment at June 30, 1999 to employment at June 30, 1998 on a functional basis.

                                        EMPLOYMENT AT           EMPLOYMENT AT
                                          JUNE 30,                JUNE 30,
                                            1999                    1998
Operations                                   14                      12
Engineering/Development/Test                 57                      42
Sales/marketing                              52                      44
Customer Support/Service                     55                      42
Administration                               17                      15
                                            ---                     ---
                                            195                     155
                                            ===                     ===

     The second quarter of 1999 represented the company's eighth consecutive quarter of increased sales and net income. Net income for the quarter ended June 30, 1999 was 11.8% of sales versus 4.5% of sales for the quarter ended June 30, 1998, and represents 11.4% of sales for the six months ended June 30, 1999 versus 3.7% of sales for the six months ended June 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's total cash position (cash on hand plus short-term investments) at June 30, 1999 was $5,422,605 an increase of 6% from the $5,089,903 of cash and investments at December 31, 1998. This strengthening in the cash position has been achieved during a period of significant expenditures in capital equipment and facilities. During the first half of 1999 the Company has invested $1,335,272 in expanding its facilities, improving internal networks and information systems and equipping employers with the latest state of the art tools designed to enhance productivity. While the rate of capital spending is expected to slow somewhat during the second half of 1999, capital spending will continue above prior historical levels given the significant increases in employment which are expected to continue throughout 1999.

     Software development cost capitalized of $3,228,312 representing 19% of total assets at June 30, 1999 have declined from $3,393,542 or 22% of total assets at December 31, 1999. There were no development costs capitalized during the second quarter of 1999.

     Total assets have increased by over 12% from December 31, 1998 to $17,063,705.

     Accrued compensation and related taxes have increased from $891,186 at December 31, 1998 to $1,156,469 at June 30, 1999, reflecting the higher employment levels.

     Deferred revenues at June 30, 1999 were $2,285,876 versus $2,061,475 at December 31, 1998. Deferred revenues represent the value of unrecognized revenues related to a variety of services for which the Company has billed customers, but not yet performed the associated service. These services typically include training, installation, maintenance and support, and implementation services. It is expected that the revenue associated with these services will be recognized over the next twelve months as the actual services are provided.

     During the first half of 1999 the Company repurchased 27,925 shares of its common stock on the open market for a total consideration of $172,542. Since September of 1998 the Company has repurchased a total of 80,225 shares of its common stock at an average price of $4.81. This continues a policy of repurchasing Company stock as market conditions, cash requirements and profitability allow.

     The Company maintains a private equity line of credit agreement with a single institutional investor. Under the equity line, the Company has the right to sell to the investor shares of the Company's common stock at a price equal to 88% of the average bid price of the stock for the subsequent ten trading days. During the term of the agreement the Company may sell up to $6 million to this investor, with no more than $500,000 in any single month. This agreement expires on August 30, 2000. There were no transactions under this agreement during the first or second quarters of 1999.

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

                          PART II - OTHER INFORMATION

ITEM 6:             EXHIBITS AND REPORTS ON FORM 8-K

(1) Registrant's Condensed Financial Statements for the three and six months ended June 30, 1999 and 1998 are set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.

(2)  Calculation of earnings per share.

                                               EXHIBIT A: (2)

                          VERAMARK TECHNOLOGIES, INC.

                      CALCULATIONS OF EARNINGS PER SHARE



                                                Three Months Ended                Six Months Ended
                                                     June 30,                         June 30,
                                           1999              1998             1999              1998

BASIC
Net Income                                  $  705,078       $  180,340        $1,262,655       $  283,412
                                            ==========       ==========        ==========       ==========
Weighted Common Shares Outstanding           7,580,182        7,575,444         7,585,160        7,563,157
                                            ==========       ==========        ==========       ==========
Income Per Common Share                          $ .09            $ .02             $ .17            $ .03
                                                 =====            =====             =====            =====

DILUTED
Net Income                                  $  705,078       $  180,340        $1,262,655       $  283,412
                                            ==========       ==========        ==========       ==========
Weighted Average Shares Outstanding          7,580,182        7,575,444         7,585,160        7,563,157

Additional Dilutive Effect of Stock
 Options and Warrants after
 Application of Treasury Stock Method          417,958          389,745           515,670          400,340
                                            ----------        ---------         ---------        ---------
Weighted Average Shares Outstanding          7,998,140        7,965,189         8,100,830        7,963,497
                                            ==========        =========         =========        =========
Income per Common Share and Common
Equivalent Share                                 $ .09            $ .02             $ .16            $ .03
                                                 =====            =====             =====            =====

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