Form 10-Q
period 1999-09-30
VERAMARK TECHNOLOGIES INC
filed 1999-11-12
CIK 747605

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                  Quarterly Report Under Section 13 or 15 (d)
                    of the Securities Exchange Act of 1934

                          For Quarter Ended September
                                   30, 1999

                        Commission File Number 0-13898

                               VERAMARK TECHNOLOGIES, INC.

            (Exact name of registrant as specified in its charter)

          DELAWARE                      16-1192368
(State or otherjurisdiction of          (IRS Employer Identification
 Incorporation or Organization)          Number)



     3750 MONROE AVENUE, PITTSFORD, NY            14534
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

          YES      XX         NO

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 1999.

     Common stock, par value $.10            7,632,635 shares

     This report consists of 15 pages.

                                     INDEX



                                                                      PAGE

PART I    FINANCIAL INFORMATION

   Item 1 Financial Statements

          Condensed Balance Sheets -                                  3 -  4
          September 30, 1999 and December 31, 1998

          Condensed Statements of Operations -                        5
          Three and Nine Months Ended September 30, 1999 and 1998

          Condensed Statements of Cash Flows -                        6
          Nine Months Ended September 30, 1999 and 1998

          Notes To Condensed Financial Statements                     7 -  8


   Item 2 Management's Discussion and Analysis of                     9 - 13
          Financial Condition and Results of Operations


PART II   OTHER INFORMATION

   Item 6 Exhibits and Reports on Form 8-K                           14 - 15

                       PART  I -  FINANCIAL INFORMATION

                          VERAMARK TECHNOLOGIES, INC.

                           CONDENSED BALANCE SHEETS

                                                      SEPTEMBER 30,            DECEMBER 31,
ASSETS                                                         1999                   1998*
                                                        (Unaudited)
CURRENT ASSETS:
   Cash and Cash Equivalents                           $    766,040            $    371,209
   Investments                                            5,172,784               4,718,694
   Accounts Receivable, trade (net of
    allowance for doubtful accounts of
    $117,000 and $110,000, respectively)                  3,180,995               2,273,705
   Inventories                                              576,887                 579,968
   Prepaid Expenses                                         210,108                 155,831
                                                       ------------            ------------
        Total Current Assets                              9,906,814               8,099,407

PROPERTY AND EQUIPMENT                                    7,611,129               5,864,469
   Less Accumulated Depreciation                         (4,840,947)             (4,455,539)
                                                       ------------            ------------
        Property and Equipment (Net)                      2,770,182               1,408,930

OTHER ASSETS:
   Software Development Costs
    (Net of accumulated amortization of
    $1,263,467 and  $1,322,254
     respectively)                                        2,960,060               3,393,542
    Pension Assets                                        1,873,721               1,873,721
    Deposits and Other Assets                               505,973                 406,901
                                                       ------------            ------------
        Total Other Assets                                5,339,754               5,674,164
                                                       ------------            ------------

TOTAL ASSETS                                           $ 18,016,750            $ 15,182,501
                                                       ============            ============

See notes to Condensed Financial Statements.

                 *  DERIVED FROM AUDITED FINANCIAL STATEMENTS

                          VERAMARK TECHNOLOGIES, INC.

                           CONDENSED BALANCE SHEETS

                                                                    September 30,            December 31,
                                                                            1999                    1998*
                                                                     (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts Payable                                                  $    701,084            $    740,576
  Accrued Compensation and Related Taxes                               1,418,473                 891,186
  Deferred Revenue                                                     2,263,707               2,061,475
  Other Accrued Expenses                                                 338,442                 838,713
                                                                    ------------            ------------
     Total Current Liabilities                                         4,721,706               4,531,950

  Pension Obligation                                                   3,153,244               2,882,847
                                                                    ------------            ------------
Total Liabilities                                                      7,874,950               7,414,797

STOCKHOLDERS' EQUITY:
  Common Stock, par value $.10,
   40,000,000 shares authorized; issued and
   outstanding, 7,712,860 and 7,607,709,
   respectively                                                          771,286                 760,771
  Additional Paid-in Capital                                          19,397,491              18,954,579
  Retained Earnings                                                   (9,641,220)            (11,734,431)
  Treasury Stock (80,225 and 52,300 shares
   at cost, respectively)                                               (385,757)               (213,215)

Total Stockholders' Equity                                            10,141,800               7,767,704
                                                                    ------------            ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 18,016,750            $ 15,182,501
                                                                    ============            ============

See notes to Condensed Financial Statements.

                 *  DERIVED FROM AUDITED FINANCIAL STATEMENTS

                          VERAMARK TECHNOLOGIES, INC.

                      CONDENSED STATEMENTS OF OPERATIONS


                                  (Unaudited)



                                                    THREE MONTHS ENDED                            NINE MONTHS ENDED
                                                       SEPTEMBER 30,                                 SEPTEMBER 30,
                                                  1999             1998                       1999              1998
SALES                                        $ 6,180,796       $ 4,693,706               $ 17,212,903     $ 12,280,856

COSTS AND OPERATING EXPENSES:
  Cost of Sales                                  829,046           784,957                  2,656,190        2,328,014
  Engineering & Software Development           1,375,976           672,092                  3,145,100        2,054,088
  Selling, General and Administrative          3,137,249         2,992,890                  9,384,113        7,450,443
                                             -----------        ----------                -----------     ------------
     Total Costs and Operating                 5,342,271         4,449,939                 15,185,403       11,832,545
Expenses

INCOME FROM OPERATIONS                           838,525           243,767                  2,027,500          448,311

INTEREST INCOME                                   22,031            59,404                    140,711          138,272
                                             -----------        ----------                -----------     ------------
INCOME BEFORE INCOME TAXES                       860,556           303,171                  2,168,211          586,583

INCOME TAXES                                      30,000                 -                     75,000                -
                                             -----------        ----------                -----------     ------------
NET INCOME                                   $   830,556        $  303,171               $  2,093,211     $    586,583
                                             ===========        ==========               ============     ============

INCOME PER SHARE
    Basic                                          $ .11             $ .04                      $ .27            $ .07
                                                   =====             =====                      =====            =====
    Diluted                                        $ .10             $ .04                      $ .26            $ .07
                                                   =====             =====                      =====            =====


SEE NOTES TO CONDENSED FINANCIAL STATEMENTS.

                          VERAMARK TECHNOLOGIES, INC.
                      CONDENSED STATEMENTS OF CASH FLOWS




                                                              Nine Months Ended September 30,
                                                                1999                  1998
                                                                         (Unaudited)

OPERATING ACTIVITIES:
Net Income                                                 $ 2,093,211            $   586,583
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities
    Depreciation and Amortization                            1,258,043                937,188
    Provision for Losses on Accounts Receivable                (23,000)                14,503
    Provision for Inventory Obsolescence                        69,500                224,997
    Loss on Disposal of Fixed Assets                             2,492                  2,719
  Changes in Assets and Liabilities
     Accounts Receivable                                      (884,290)              (191,732)
     Inventories                                               (66,419)               232,684
     Prepaid Expenses and Other Current Assets                 (54,277)               (71,251)
     Deposits and Other Assets                                 (99,073)               (70,106)
     Accounts Payable                                          (39,492)               (27,826)
     Accrued Compensation and Related Taxes                    527,287                516,326
     Deferred Revenue                                          202,232                576,115
     Other Current Liabilities                                (500,271)               152,333
                                                           -----------            -----------
  Net Adjustments                                              392,732              2,295,950
                                                           -----------            -----------
       Net Cash Provided by Operating Activities             2,485,943              2,882,533
                                                           -----------            -----------
INVESTING ACTIVITIES:
  Investments                                                 (454,090)            (1,646,419)
  Additions to Property and Equipment                       (1,794,397)              (658,843)
  Software Development Costs                                  (393,907)              (753,982)
                                                           -----------            -----------
       Net Cash Flows Used by Investing Activities          (2,642,394)            (3,059,244)
                                                           -----------            -----------
FINANCING ACTIVITIES:
  Increase in Pension Obligation                               270,397                 71,981
  Proceeds from Sales of Stock                                       -                143,384
  Employee Stock Purchase Plan                                  66,287                      -
  Exercise of Stock Options and Warrants                       387,140                 73,326
  Treasury Stock Purchases                                    (172,542)              (126,514)
  Stock Retirements                                                  -                 (8,752)
                                                           -----------            -----------
  Net Cash Flows Provided by Financing Activities              551,282                153,425
                                                           -----------            -----------
NET INCREASE (DECREASE)  IN CASH AND CASH
 EQUIVALENTS                                                   394,831                (23,286)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                 371,209              1,106,944
                                                           -----------            -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                   $   766,040            $ 1,083,658
                                                           ===========            ===========

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

(1)  GENERAL

     The accompanying unaudited financial statements include all adjustments of a normal and recurring nature which are, in the opinion of Registrant's management, necessary to present fairly the Registrant's financial position as of September 30, 1999 and the results of its operations and cash flows for the three and nine months ended September 30, 1999 and 1998.

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

     The results of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for a full year's operation.

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

(2)  INVENTORIES

     The composition of inventories at September 30, 1999 and December 31, 1998 was as follows:

                                             SEPTEMBER 30,           DECEMBER 31,
                                                     1999                   1998

Purchased parts and components                  $ 412,151              $ 340,350
Work in process                                   110,355                116,228
Finished goods                                     54,381                123,390
                                                ---------              ---------
                                                $ 576,887              $ 579,968
                                                =========              =========


(3)  PROPERTY AND EQUIPMENT

     The major classifications of property and equipment at September 30, 1999, and December 31, 1998 are:

                                               SEPTEMBER 30,         DECEMBER 31,
                                                       1999                 1998
Machinery and equipment                         $ 1,650,953          $ 1,377,179
Computer hardware and software                    3,593,604            3,075,398
Furniture and fixtures                            1,090,998            1,064,117
Leasehold improvements                            1,275,574              347,775
                                                -----------          -----------
                                                $ 7,611,129          $ 5,864,469
                                                ===========          ===========

 (4) Included in selling, general and administrative expense for the three and nine months ended September 30, 1999 is the recovery of $166,650 in connection with the termination of a facilities lease held by a former subsidiary. This accrual had been established in 1997 as part of a company wide restructuring effort.

 (5) EARNINGS PER SHARE

     Earnings per  share have been calculated under SFAS 128, "Earnings Per
     Share."

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

     Sales of $6,180,796 for the three months ended September 30, 1999 established a record quarterly sales figure for the Company and reflect a 32% increase over the sales of $4,693,706 achieved for the three month period ended September 30, 1998. Sales of $17,212,903 for the nine months ended September 30, 1999 increased 40% from the $12,280,856 of sales realized for the same nine month period of 1998 and have, in fact, surpassed the sales achieved for all of 1998. Third quarter 1999 results represented the Company's ninth consecutive quarter of increased sales and net income.

     The increased sales realized for both the three and nine month periods ended September 30, 1999 reflect a continued strong demand for the Company's core telemanagment products combined with a growing contribution to sales from Verabill, the Company's billing and customer care product. For the three month and nine month periods ended September 30, 1999, sales of Telemangement products and services rose 16% and 37% respectively, from the levels realized for the same three and nine month periods of 1998. Sales of Verabill increased 191% and 105% for the three and nine month periods ended September 30, 1999 versus the same three and nine months periods ended September 30, 1998, accounting for 12% of the Company's third quarter 1999 sales versus 5% of the Company's sales for the third quarter of 1998. During the third quarter the Company announced a $1.3 million order for Verabill from the Malawi Post and Telecommunications Corporation, as well as an additional order from the Antigua Public Utilities Authority
(APUA) for a Verabill wireless module. No revenues were recognized from either of these orders in the third quarter.

     During the first nine months of 1999, the Company has also seen increased sales of both INFO/MDR, its Centrex and virtual private network offering and Telecommunications Management Software (TMS), the medium to high end telemanagement product. For the nine months ended September 30, 1999, sales of INFO/MDR have increased 23% and sales of TMS have increased 76% over the sales levels realized for the same three quarters of 1998.

     For the nine months ended September 30, 1999, 32% of Company sales were generated from previously deferred billings for a variety of services, including training, installation, custom rate updates, and implementation services. This compares with 27% of Company sales being derived from previously deferred billings for the first nine months of 1998. For the three months ended September 30, 1999, 7% of sales were from previously deferred billings for services which have not been and are not expected to be utilized by customers, based on historical experience.

     Net income of $830,556 earned for the three months ended September 30, 1999, representing $.10 per diluted share, increased 174% from the $303,171 or $.04 diluted share earned for the three months ended September 30, 1998. Net income for the nine months ended September 30, 1999 was $2,093,211, representing $.26 per diluted share, versus $586,583 or $.07 per diluted share for the first nine months of 1998, an increase of 257%. Net income as a percentage of sales for the quarter ended September 30, 1999 was 13.4% versus 6.5% for the quarter ended September 30, 1998. For the nine months ended September 30, 1999, net income was 12.2% of sales versus 4.8% for the nine months ended September 30, 1998.

     The table below depicts comparative EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) for the three and nine month periods ended September 30, 1999, detailing growth percentages of 116% and 132% respectively from the comparative three and nine month periods of 1998.

                                             THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                SEPTEMBER 30,                      SEPTEMBER  30,

                                               1999             1998           1999             1998
Net Income                                     $830,556       $303,171      $2,093,211         $586,583

Net Interest Income                             (22,031)       (59,404)       (140,711)        (138,272)

Income Taxes                                     30,000             -0-         75,000               -0-

Depreciation and Amoritzation                   441,216        347,715       1,257,941          967,593
                                             ----------       --------      ----------       ----------
EBITDA                                       $1,279,741       $591,482      $3,285,441       $1,415,904
                                             ==========       ========      ==========       ==========

     For the third quarter ended September 30, 1999, the Company earned a gross margin of $5,351,750, an increase of $1,443,001 or 37% from the gross margin of $3,908,749 earned for the quarter ended September 30, 1998. For the nine months ended September 30, 1999, the gross margin of $14,556,713 is 46% higher than the gross margin of $9,952,842 earned for the same nine months of 1998.

     Net engineering and software development expenses of $1,375,976 for the three months ended September 30, 1999, representing 22% of sales, were 105% higher than the net engineering and development expenses incurred for the third quarter of 1998. Net engineering and development expenses for the nine months ended September 30, 1999 of $3,145,100 were 53% higher than the expense incurred during the first nine months of 1998.

     The increased spending reflects a nearly 50% increase in the staffing levels of the Company's development and test groups. Additionally, as was the case in the second quarter of 1999, no development efforts were capitalized in the third quarter. The table below summarizes the impact on the Company's results of its engineering and development expenses on a gross and net of capitalization basis, and adds back charges to cost of sales from the amortization of previously capitalized development costs.

                                           Three Months Ended                  Nine  Months Ended
                                              September 30,                       September 30,
                                            1999              1998              1999              1998
Gross Expenditures for
 Engineering and Software
 Development                             $1,395,976          $988,463        $3,539,007       $2,808,070
Less:  Costs Capitalized                        -0-          (316,371)         (393,907)        (753,982)
                                         ----------          --------        ----------       ----------
Net Engineering and Software
 Development Expense                      1,395,976           672,092         3,145,100        2,054,088
Plus: Amounts Amortized and
 Charged to Cost of Sales                   268,252           258,845           827,389          734,870
                                         ----------          --------        ----------       ----------
Total Expense Recognized                 $1,664,228          $930,937        $3,972,489       $2,788,958
                                         ==========          ========        ==========       ==========

     Selling, general and administrative expenses of $3,137,249 for the three months ended September 30, 1999, increased by 5% over the $2,992,890 of expense incurred for the three months ended September 30, 1998. For the nine months ended September 30, 1999, selling, general and administrative expenses of $9,384,113 have increased 26% over the expense level incurred for the first nine months of 1998. Selling, general and administrative expenses represented 55% of sales for the first nine months of 1999, down from 61% for the first nine months of 1998. The higher expense levels reflect the substantial increase in employment levels the Company has experienced during 1999 across all functional levels. As of September 30, 1999, the Company's employment totaled 210 versus 160 at September 30, 1998. During the third quarter of 1999, the Company recovered $166,650 previously charged against income in connection with the termination of a facilities lease held by a former subsidiary.

     Veramark plans to introduce enhanced versions of the Emerald Call Accounting Software, in the fourth quarter of 1999, in order to expand the appeal of Emerald and to meet competitive offerings. Older versions of Emerald products, without these enhanced features, will continue to be offered through major distributors with a reduction in price. It is anticipated that over the course of the next year, virtually all sales of Emerald will shift to the enhanced versions. How quickly that transition occurs will determine the impact, if any, of the price reduction on overall Emerald profit margins.

     Prices for the Verabill Billing and Customer Care Software will be increased to distributors effective January 1, 2000.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 1999, the Company's total cash position (cash on hand plus investments) was $5,938,824, representing a 17% increase from the total cash position of $5,089,903 at December 31, 1998. The increased cash flow has been achieved during a period in which the Company has invested heavily in upgrading its development tools, in-house information systems, and undertaken a substantial expansion of its corporate headquarters. During the first nine months of 1999, capital spending has totaled $1,794,397, compared with $658,843 of capital spending during the first nine months of 1998.

     Software Development Costs of $2,960,060 at September 30, 1999 have decreased from $3,393,542 at December 31, 1998. No new development expenses have been capitalized in either the second or third quarters of 1999.

     Total Assets have increased 19% from $15,182,501 at December 31, 1998 to $18,016,750 at September 30, 1999.

     Total current liabilities of $4,721,706 at September 30, 1999 are 4% higher than total current liabilities of $4,531,950 at December 31, 1998. Accrued compensation of $1,418,473 compares with $891,186 at December 31, 1998, an increase attributable to the significant growth in employment levels experienced throughout 1999, requiring higher accruals for payroll, fringe benefits, payroll taxes and deferred compensation.

     Deferred revenues have increased from $2,061,475 at December 31, 1998 to $2,263,707 at September 30, 1999. Deferred revenues represent the value of unrecognized revenues related to a variety of services for which the Company has billed customers, but not yet performed the associated service. These services typically include training, installation, maintenance and support, and implementation services. It is expected that the revenue associated with these services will be recognized over the next twelve months as the actual services are provided.

     Other accrued expenses declined from $838,713 at December 31, 1998 to $338,442 at September 30, 1999. This decline resulted primarily from the completion of a Verabill contract for the Antigua Public Utilities Authority, and the resultant recognition of a deposit as revenue.

     The Company maintains a private equity line of credit agreement with a single institutional investor. Under the original equity line agreement, the Company had the right to sell to the investor shares of the Company's common stock at a price equal to 88% of the average bid price of the stock for the subsequent ten trading days. During the third quarter the discount in the average bid price was reduced from 12% to 6%. During the term of the agreement the Company may sell up to $6 million to this investor, with no more than $500,000 in any single month. This agreement expires on August 30, 2000. There have not been any transactions under this agreement during the first three quarters of 1999.

     The Company maintains an agreement with a major commercial bank for a secured demand line of credit arrangement in the amount of $3,000,000. In August of 1999, the Company entered into a new agreement with the same bank for a $7,000,000 three year acquisition revolving credit facility. This is in addition to the $3,000,000 demand line of credit agreement referenced above. There have been no borrowings against either agreement as of September 30, 1999.

     In light of its current cash position, profitable operations, and the credit arrangements referred to above, the Company believes that it has sufficient resources to meet its financial needs and support anticipated growth over the next twelve months.

                          PART II - OTHER INFORMATION

ITEM 6:             EXHIBITS AND REPORTS ON FORM 8-K

(1) Registrant's Condensed Financial Statements for the three and nine months ended September 30, 1999 and 1998 are set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.

(2)  Calculation of earnings per share.

(1) On September 29, 1999 the Company filed a report on form 8-K announcing a letter of intent to acquire The Angeles Group, a privately held developer and marketer of high-end, enterprise telemanagement software. The Angeles Group stockholders will receive an estimated 660,000 shares of Veramark common stock in consideration. In addition, Veramark will assume debt and other obligations of The Angeles Group totaling $1.93 million. Due diligence is currently underway and the companies expect the transaction to be completed in January of 2000.

                                                         EXHIBIT A: (2)

                          VERAMARK TECHNOLOGIES, INC.

                      CALCULATIONS OF EARNINGS PER SHARE



                                                Three Months Ended                Nine Months Ended
                                                   September 30,                    September 30,
                                            1999              1998             1999              1998


Basic

Net Income                                  $  830,556       $  303,171        $2,093,211        $ 586,583
                                            ==========       ==========        ==========        =========

Weighted Common Shares Outstanding           7,613,961        7,589,694         7,594,760        7,572,004
                                            ==========       ==========        ==========        =========
Income Per Common Share                          $ .11            $ .04             $ .27            $ .07
                                                 =====            =====             =====            =====
DILUTED

Net Income                                  $  830,556       $  303,171        $2,093,211        $ 586,583
                                            ==========       ==========        ==========        =========

Weighted Average Shares Outstanding          7,613,961        7,589,698         7,594,760        7,572,004

Additional Dilutive Effect of Stock
 Options and Warrants after
 Application of Treasury Stock Method          980,356          379,958           670,565          393,546
                                             ---------        ---------         ---------        ---------
Weighted Average Shares Outstanding          8,594,317        7,969,656         8,265,325        7,965,550
                                             =========        =========         =========        =========

Income per Common Share and Common
Equivalent Share                                 $ .10            $ .04             $ .26            $ .07
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