Form 10-K
period 1999-12-31
VERAMARK TECHNOLOGIES INC
filed 2000-03-15
CIK 747605

FORM  10-K

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

               Annual Report Pursuant to Section 13 or 15 (d) of
                      the Securities Exchange Act of 1934
                  For the Fiscal Year Ended December 31, 1999

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to
the best of  registrant's   knowledge  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any Amendment to this Form 10-K.
                              _____

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                YES      X       NO

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of January 31, 2000 was $78,314,418.

     The number of shares of Common Stock, $.10 par value, outstanding on January 31, 2000 was 8,063,448.

                     DOCUMENTS INCORPORATED BY REFERENCE



PART I     -                     None

PART II    -                     None

PART III   -     Item 10         Pages 2 - 5 and page 17 of the Company's
                                 Proxy Statement for the Annual Meeting of
                                 Shareholders to be held May 18, 2000.
                                 Under "Election of Directors" and
                                 "Compliance With Section 16 (a)."

                 Item 11 Pages 11 - 12 of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held May 18, 2000. under "Executive Compensation."

                 Item 12 The tables contained on Pages 13 - 14 and the information under "Election of Directors" on Pages 2 - 5 of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held May 18, 2000.

                                    PART I

ITEM 1    BUSINESS

     Veramark Technologies was incorporated (as MOSCOM Corporation) in New York in January 1983 and reincorporated in Delaware in 1984. The Company's name was changed to Veramark Technologies, Inc. on June 15, 1998.

     Veramark Technologies, Inc. produces telecommunications and network management systems for users of private branch exchange (PBX) based voice networks and data networks, including the Internet. Veramark also produces billing and customer care systems for providers of wireless and wireline network services in the global market. Veramark's products consist primarily of software running under Microsoft Windows 98, Windows 2000 and Windows NT Systems.

     Veramark's historical core business has been based on sales of telemanagement systems and software packages including telephone call accounting and fraud detection products. Veramark is one of the world's leading producers of call accounting systems and has sold more than 85,000 of these, and related products, to customers in more than 80 countries. Veramark's call accounting systems are sold through leading manufacturers and resellers of telephone systems including SBC/Ameritech, Lucent Technologies, Philips and Siemens.

     Veramark's VeraBill software is a network billing and customer care system used by small to mid-range telephone and wireless network operators to manage customer accounts, generate bills, track payments and support customer service operations. Veramark has targeted start-up service providers and more established telephone companies deploying new network services as potential purchasers of VeraBill systems. VeraBill system size capability currently ranges from 2,000 to 400,000 subscriber access lines. Growth has resulted from the deregulation and liberalization of monopoly telephone markets throughout the world. Growth in this market has also been stimulated by the introduction of many new wireless network services including digital cellular and personal communications service (PCS) now being deployed widely around the world. The VeraBill product is marketed worldwide directly by Veramark and through wireline and wireless network equipment manufacturers and system integrators.

     In 2000, Veramark will begin marketing the VeraWeb series of network resource management software products. These products allow businesses to easily track, manage and allocate costs for use of the Internet and other network resources. VeraWeb's easy and flexible reports help businesses maximize the productivity of both their networks and their employees.

     On January 7, 2000, Veramark merged with The Angeles Group, which is now operated as a Division of Veramark. The Angeles Group produces comprehensive telemanagement systems for large enterprises. The Angeles Group product, The Quantum Series, includes integrated modules for call accounting, directory, bill reconciliation, cable management, inventory and PBX fraud alerts. The Angeles Group Division has 42 employees.

     Veramark's products are designed for the global market. During the past year, 20% of Veramark's revenues were derived outside the United States, from customers in more than 80 countries.

     Veramark's headquarters, operations, engineering and support staff is located in a 65,000 square foot leased facility located in Pittsford, New York. Approximately 40 field sales and support personnel are located in cities with high concentrations of Veramark's products. The Angeles Group Division is located in a 9,453 square foot facility in Westlake Village, California.

                         TELEMANAGEMENT SYSTEMS

     Veramark is among the world's leading producers of telemanagement products, which are used by organizations to optimize the usage of their telecommunications services and equipment, and to control telephone expenses. Telemanagement products include call accounting systems, telephone fraud detection products and facilities management systems.

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

     Call accounting systems are purchased and used for many other valuable reasons as well, including:

   - Traffic analysis to determine an optimal number of trunks and best long distance carrier configurations.
   - Allocating telephone expense to specific cost centers or clients based on actual use.
   - Producing revenues by reselling phone services to clients or hotel guests.
   - Detecting fraudulent use of the phone system by hackers and unauthorized use of company phones for personal calls or 900 numbers.
   - Evaluating employee productivity.

     Veramark's premier call accounting product, since its release in 1999, is the Emerald XP software. Emerald XP comes in affordable model sizes ranging from 25 to 20,000 telephone extensions. The Emerald XP system is able to collect and process data from up to 100 different remote telephone switches (PBX's) from one central location. Veramark's economical Pollable Storage Unit (PSU) collects data from the remote PBX's and stores it until polled by a central Emerald XP system. Private label versions of Emerald XP are sold by Lucent Technologies and Philips. Emerald XP is designed to be an international product. It supports worldwide call rating, all world currencies, date schemes and privacy practices.

     Veramark also produces call accounting software products based on the UNIX operating system. These products are marketed very successfully by Lucent Technologies as an integrated solution with Lucent Technologies' smaller telephone systems and application processors.

     PBX FRAUD DETECTION SYSTEMS address a problem that is estimated to exceed $1 billion annually - the theft of telephone service through PBX "hacking." PBX owners use call accounting systems to spot potential fraud and take corrective measures to minimize the loss. Veramark offers an optional HackerTracker module with the Emerald XP system to automate the detection of fraud 24 hours per day and instantly send out alarms by printed report, audio signal, pager or fax to initiate preventive measures.

     The market for telemanagement products is a highly fragmented one supplied primarily by small firms selling directly to end-users. What sets Veramark apart and enables Veramark to maintain a leading worldwide market share is our distribution relationships with some of the largest sales and support organizations in the industry. The strength, breadth and quality of Veramark's distribution network for telemanagement products is unsurpassed, including Lucent Technologies, SBC/Ameritech, and Sprint in the United States, and Siemens, Philips, and Lucent Technologies in international markets.

     A typical range of end user prices for Veramark's call accounting and fraud detection systems is from $2,000 to $40,000 per system.

DEFINITY NETWORK TELECOMMUNICATIONS SOFTWARE

     Definity Network Telecommunications software ("DNT") is a client/server based enterprise management system that automates cost control and service operations in large corporate voice and multimedia network environments. Formerly called TMS for Windows, DNT goes beyond call accounting with fully integrated modules for service and maintenance management, network equipment tracking, as well as local and long distance call management. DNT runs on highly scalable single or multi-processor Windows NT computer platforms, the de facto standard for client/server computing in information technology departments throughout the world.

     Veramark sells DNT through Lucent Technologies, which markets DNT as a Lucent product with the Lucent Definity Enterprise Communications server.

     Target customers for DNT are mid to large size enterprises from all industries and include multi-national corporations, government agencies, and medical and educational institutions. Typical users will have 2,000 to 50,000 telephone extensions in multiple facilities. End user prices will typically range from $45,000 to $235,000 per system.

THE QUANTUM SERIES

     The Quantum Series, marketed by Veramark's Angeles Group Division, is the Company's most comprehensive telemanagement software product. It consists of full integrated modules that can also be separated as stand-alone products for call accounting, cable management, work orders, phone bill management, least distance jumper routing, inventory management directory, and toll fraud.

     The target for Quantum is Fortune 1000 companies and comparably sized organizations in health care, utilities, financial services and government sectors. Quantum is sold through a direct sales force and through SBC/Ameritech. Typical sales prices range from $75,000 to $600,000.

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

     Telephone companies with multiple INFO/MDR systems installed include AT&T, Alltel, Bell Atlantic, Century Telephone, Citizens Utilities, Cable & Wireless, SBC/Ameritech and Sprint. End user prices for INFO/MDR range from $26,000 to $80,000 per system

BILLING PRODUCTS AND SERVICES

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

     The market for VeraBill is worldwide -- wherever new service providers are entering the market or existing providers find their billing and customers care systems inadequate to meet changing market conditions. Demand for billing systems is growing rapidly as a result of monopoly markets being opened to competition and by the introduction of new wireless technologies. To reach this expansive market Veramark is forming distribution and marketing relationships with the leading global providers of switches and support systems sold to landline and wireless telecommunications companies. VeraBill is currently marketed worldwide by leading switch manufacturers including Alcatel and Nokia Telecommunications.

     End user prices for VeraBill systems range from $150,000 to over $1 million per system.

MARKETING AND SALES

     Veramark's marketing and sales personnel are located at its headquarters in Pittsford, New York, and in 30 locations throughout the United States.

     Veramark's marketing and distribution strategy is founded on building mutually beneficial relationships with companies with large, established distribution networks for telecommunications and computer products. The nature of the relationships varies depending on the product and market. For some, Veramark develops and manufactures customized products under a private label while others purchase and resell Veramark's standard products. The Angeles Group Division sells the Quantum Series through a direct sales force as well as through SBC/Ameritech.

     Veramark's   marketing   strategy  is  focused  upon   telephone   switch
manufacturers and sellers and providers  of  telephone  services.   A  partial
listing of companies using or selling Veramark products follows:

     TELECOMMUNICATIONS EQUIPMENT MANUFACTURERS
     Alcatel
     Lucent Technologies
     Nokia Telecommunications
     Philips
     Siemens

     TELEPHONE SERVICE PROVIDERS
     SBC/Ameritech
     AT&T
     Cable & Wireless
     Sprint

     Sales to Lucent Technologies accounted for 67% of Veramark's 1999 revenue.

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

BACKLOG

     At December 31, 1999 Veramark had a backlog of $1,470,124. Backlog as of December 31, 1998 was $2,194,031. Backlog is not deemed to be a material indicator of 2000 revenues.

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

     There are fewer competitors in the market for billing systems for telephone service providers. Competition in this market is expected to increase as the market matures. In addition, several existing competitors are substantially larger than Veramark and devote significantly more resources to this market on a worldwide basis.

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

     In common with other information industries, the markets into which the Company sells have recently been characterized by rapid shift toward the software component of product content and away from the hardware element. Historically, prices for application software have declined rapidly in the face of competition. Increased competition for the Company's software products could adversely affect the Company's sales volume and profits.

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

EMPLOYEES

     As of December 31, 1999, Veramark employed 222 full-time personnel. Veramark's employees are not represented by any labor unions.

ITEM 2    FACILITIES

     The Company's principal administrative office and manufacturing facility is located in a one-story building in Pittsford, New York. Veramark presently leases approximately 65,000 square feet of the building of which approximately 5,000 square feet is devoted to manufacturing. The term of the lease expires on October 31, 2002.

     The Angeles Group Division occupies 9,453 square feet of a building in Westlake Village, California, pursuant to a lease that expires on February 28, 2004.

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

COMMON STOCK PRICE RANGE

Quarters Ended

           MARCH 31        JUNE 30      SEPTEMBER 30    DECEMBER 31

    1999  $8.75-5.75     $7.75-5.88     $11.88-7.50      $14.75-11.00
    1998  $7.00-5.56     $7.25-5.25     $ 8.44-3.88      $ 6.88- 3.00

     As of December 31, 1999, there were 597 holders of record of the Company's common Stock and approximately 3,200 additional beneficial holders.

     The Company paid dividends of $.02 per share during the months of January and July of each year from 1990 through 1995. The Company paid a dividend of $.02 per share in January 1996. No dividends were paid in 1997, 1998 or 1999 and no dividend is planned for 2000.

ITEM 6    SELECTED FINANCIAL DATA  (Restated under Statement of Financial
                                    Accounting Standards No. 128)


                                          Year Ended December 31,
                               1999                  1998            1997             1996            1995
Net Sales                     $24,192,363     $17,119,540     $12,408,269      $13,380,862     $17,570,381

Net Income (Loss)              $2,694,452      $1,019,427    $(5,030,507)     $(5,936,096)        $881,950

Net Income (Loss) per
 Diluted Share                       $.32            $.13          $(.69)           $(.86)            $.13

Total Assets                  $19,455,262     $15,182,501     $11,909,527      $13,604,623     $18,014,394

Long Term Obligations          $3,043,771      $2,882,847      $1,983,348       $1,320,682      $1,126,786

Weighted Average Diluted
 Shares Outstanding             8,439,812       7,911,759       7,331,360        6,866,154       6,909,874

Cash Dividends paid per
 share                               $.00            $.00            $.00             $.02            $.04


ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     Except for the historical information contained herein, the matters discussed in this report are forward-looking statements, which involve risks and uncertainties including, but not limited to, economic, competitive, governmental and technological factors, affecting the Company's operations, markets, products, services and prices, as well as other factors discussed in the Company's filings with the Securities and Exchange Commission.


RESULTS OF OPERATIONS

1999 COMPARED WITH 1998


     Sales of $24,192,363 for the year ended December 31, 1999 established a Company record for annual sales achievement and represents an increase of 41% from the $17,119,540 of sales achieved for the year ended December 31, 1998. The Company's fourth quarter 1999 sales of $6,979,460, set a new quarterly sales record, and was the eleventh consecutive quarterly sales increase.

     The Company's record sales were attained as a result of gains in all major product categories for 1999 as compared to 1998. Sales of the Company's core telemanagement products and services, which accounted for approximately 74% of total 1999 revenues, increased 24% from 1998 results. Telemanagement products are used by organizations to optimize the usage of telecommunications services and equipment, and to control telephone expenses. The Company's telemanagement products are sold through leading manufacturers and resellers of telephone systems, including Lucent Technologies, SBC/Ameritech, Philips and Siemens.

     Sales of VeraBill, the Company's billing and customer care offering, increased 144% from 1998 levels and accounted for 15% of the Company's total 1999 sales, versus 9% of the Company's 1998 sales. VeraBill is sold through distributors including Alcatel, and Ericsson Telecom, as well as on a direct sale basis. For 1999, approximately 48% of VeraBill revenues were generated from distributor relationships.

     Sales of INFO/MDR, the Company's central office telemanagement product, increased by 43% from 1998 levels, accounting for 6% of 1999 total sales. Telephone companies use INFO/MDR to enhance the appeal of centrex and virtual private network services.

     Sales of DNT (formerly called TMS for Windows), the Company's client/server enterprise product, increased by 63% from 1998 sales and accounted for 4% of the Company's total sales for 1999. During the fourth quarter of 1999, the Company completed a new release of DNT, which significantly enhances the product's reliability and functionality. As a result of this new release, the Company expects sales of DNT to increase significantly again in 2000.

     For the year ended December 31, 1999, shipment of product accounted for 68% of total sales, with the remaining 32% of sales being derived from services such as maintenance and support, training, and installation services. During 1998 product sales accounted for 71% of sales, and services accounted for 29% of the total. Overall product sales for 1999 increased 35% from 1998 levels and 1999 service revenues increased 58% over 1998.

     In 1999, the Company generated a gross margin of $20,564,598 or 85% of sales versus a gross margin of $14,018,204 or 82% of sales for the year ended December 31, 1998. The higher margins reflect a combination of lower direct product costs associated with the increasing content of software based applications in the Company's product mix, and a reduction in the amortization of previously capitalized development costs as a percentage of total sales.

     For the year ended December 31, 1999, the Company incurred $4,612,302 of engineering and development expenses, net of costs capitalized. This represented a 74% increase from the net engineering and development costs incurred for the year ended December 31, 1998. Gross expenditures for research and development, before the effects of capitalization, were $5,006,209 for 1999, an increase 28% from the 1998 expense level of $3,925,530.

     The following table depicts the overall financial impact of engineering and development efforts on the Company's results, for 1999 and 1998, by highlighting gross expenditures, amounts capitalized, net engineering and development expense, and the amount of previously capitalized expenditures charged to cost of sales:


                                             1999              1998
GROSS EXPENDITURES FOR ENGINEERING AND
 Software Development                          $5,006,209        $3,925,530


LESS:  COSTS CAPITALIZED                          393,907         1,269,019
                                               ----------        ----------
NET EXPENDITURES FOR ENGINEERING AND
 Software Development                           4,612,302         2,656,511

PLUS:  AMOUNTS AMORTIZED AND CHARGED
to Cost of Sales                                1,095,642           983,945
                                               ----------        ----------

TOTAL EXPENSE RECOGNIZED                       $5,707,944        $3,640,456
                                               ==========        ==========


     During 1999 the Company's development efforts resulted in a number of notable accomplishments including:

1. New releases of VeraBill and DNT, both of which contained upgrades in features and functionality, allowing the Company to expand the addressable markets available.
2. A significant upgrade to Emerald, the Company's flagship telemanagement product, designed, not only to broaden the appeal of this product to existing channels, but also to open new potential areas of distribution. Private label versions of Emerald XP are now being sold by Lucent Technologies and Philips. Emerald XP is also designed to be an international product, supporting worldwide call rating, all world currencies, date schemes and privacy practices.
3. Development of the Company's new Internet accounting product (VeraWeb) and the integration of that product into a number of the Company's existing call management offerings. These network products will allow businesses to easily track, manage and allocate costs for use of the Internet and other network resources.

     Selling, general and administrative expenses of $13,355,516 for the year ended December 31, 1999 were 27% higher than the expenses incurred for the year ended December 31, 1998 of $10,506,360. The higher expenses are attributable to an increase in employment level from 166 employees at December 31, 1998 to 222 employees at December 31, 1999. The chart below breaks down the increased employment by function:

                                    1999            1998
Manufacturing/Materials              15              12
Engineering/ Development             65              49
Marketing/Project Management         25              15
Support/Service/Implementation       68              46
Sales                                31              29
Administration                       18              15
                                    ---             ---
                                    222             166
                                    ===             ===

     The increased staffing in the support, service, and implementation area is deemed necessary, to not only enhance the prospects of future sales growth and opportunity, especially in support of the Company's network products, DNT and VeraBill, but to provide the proper level of service and trained personnel in anticipation of the Company's first quarter 2000 launch of its Internet accounting product offerings.

     The Company also invested heavily during 1999 to augment its product and project management functions. This investment has strengthened the Company's abilities to gather competitive market data, and more efficiently manage product releases.

     For the year ended December 31, 1999, the Company realized a 164% increase in net income to $2,694,452 representing 11.1% of sales, from $1,019,427 or 6.0% of sales for the twelve months ended December 31, 1998.

     Earnings per share for the year ended December 31, 1999 were $0.32 per diluted share versus $0.13 per diluted share earned for 1998, an increase of 146%.

     As shown in the chart below, EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) rose significantly as well, increasing from $2,204,760 for 1998 to $4,339,648 for the twelve months ended December 31, 1999, an increase of 97%.

                                            1999             1998
Net Income                            $2,694,452       $1,019,427
Net Interest Income                     (192,672)        (179,094)
Income Taxes                              95,000           15,000
Depreciation and Amortization          1,742,868        1,349,243
                                      ----------       ----------
                                      $4,339,648       $2,204,576
                                      ==========       ==========
EBITDA as a % of Sales                     17.9%            12.9%
                                           =====            =====

EBITDA is not intended to represent cash flows for the period, nor has it been presented as an alternative to either operating income, as determined by generally accepted accounting principles (GAAP), nor as an indicator of operating performance or cash flows from operating, investing and financial activities, as determined by GAAP, and thus is susceptible to varying calculations. EBITDA as presented may not be comparable to other similarly titled measures of other companies.

RESULTS OF OPERATIONS

1998 COMPARED WITH 1997

     Sales for the year ended December 31, 1998 were $17,119,540, representing an increase of 38% from the sales of $12,408,269 realized for the year ended December 31, 1997. The Company's net income of $1,019,427 or $0.13 per share for the year ended December 31, 1998 compared to a net loss for the year ended December 31, 1997 of $5,030,507, or $0.69 per share. Since a major restructuring undertaken during 1997, the Company has achieved six consecutive quarters of increasing sales and profitability.

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



                                             1998              1997
GROSS EXPENDITURES FOR ENGINEERING AND
 Software Development                         $3,925,530        $3,471,953

LESS:  COST CAPITALIZED                        1,269,019         1,323,846
                                              ----------        ----------
NET EXPENDITURES FOR ENGINEERING AND
Software Development                           2,656,511         2,148,107

PLUS:  AMOUNTS AMORTIZED AND CHARGED
 to Cost of Sales                                983,945         1,360,676
                                              ----------        ----------

TOTAL EXPENSE RECOGNIZED                      $3,640,456        $3,508,783
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

LIQUIDITY AND CAPITAL RESOURCES

     The Company's total cash position (cash plus short-term investments) at December 31, 1999 was $7,442,991, representing a 46% increase from the cash position of $5,089,903 at December 31, 1998. For the year ended December 31, 1999, the Company generated approximately $3,800,000 of positive cash flow from operations, and approximately $892,000 from the exercise of stock options and warrants.

     Accounts receivable of $3,238,121 at December 31, 1999 were 42% higher than the December 31, 1998 accounts receivable of $2,273,705. The increased accounts receivable are directly attributable to the higher sales volumes realized throughout 1999 as compared to 1998. The Company has seen no changes in payment trends from major customers and has lowered the provision for doubtful accounts from $110,000 at December 31, 1998 to $95,000 at December 31, 1999.

     Inventories at December 31, 1999 were $557,123, a total relatively unchanged from the $579,968 of inventory on hand December 31, 1998. Only a small percentage of the Company's current product offerings contain a hardware element and, as a result, it is not expected that inventories would increase significantly at any point in the foreseeable future.

     Prepaid expenses at December 31, 1999 were $159,912, consisting primarily of expenses associated with the Company's acquisition of The Angeles Group, which closed on January 7, 2000. Those charges will be expensed in the first quarter of 2000.

     During 1999 the Company continued to invest significant amounts of capital in upgrading its facilities, computer and network capabilities, and customer support and service tools. For the year ended December 31, 1999 capital spending totaled $2,117,451. This follows on top of $785,633 of capital spending for the year ended December 31, 1998. During 1999 the Company disposed of approximately $900,000 of fully depreciated equipment, principally computers, replaced by newer and more powerful systems. The net value of property and equipment after depreciation was $2,901,948 at December 31, 1999, an increase of 106% from the net value of property and equipment at December 31, 1998.

     Software development costs previously capitalized and carried as an asset on the balance sheet at December 31, 1999 were $2,691,807, versus $3,393,542 at December 31, 1998, a reduction of 21%. During the first quarter of 1999 the Company capitalized $393,907 of development expenses associated with the latest release of its VeraBill product, and for the year ended December 31, 1999, amortized $1,095,642 of previously capitalized development charges. The Company capitalized no development charges in the second, third, or fourth quarters of 1999.

     Total assets of December 31, 1999 were $19,455,262, representing an increase of 28% from the total assets of $15,182,501 at December 31, 1998.

     Accounts payable of $803,519 at December 31, 1999 were up 8% over the December 31, 1998 level of $740,576. Accruals for accrued compensation and related taxes increased from a balance of $891,186 at December 31, 1998 to $1,897,192 at December 31, 1999. This increase reflects a combination of the Company's significant increase in employment (166 full-time employees at December 31, 1998 to 222 employees at December 31, 1999), and increases in accruals for commissions, profit sharing, and bonus achievements, based on meeting certain revenue and profitability objectives for the year ended December 31, 1999.

     Deferred Revenue at December 31, 1999 was $2,146,997, as compared to $2,061,475 at December 31, 1998. Deferred revenues represent the value of unrecognized revenues related to a variety of services for which the Company has billed customers but has not yet performed the associated service. These services typically include training, installation, customer rate updates, and maintenance and support, some of which may not be ultimately utilized by customers. For the year ended December 31, 1999 30% of the Company's sales were generated from previously deferred billings. This compares with 28% of Company sales for the year ended December 31, 1998. During 1999 approximately 8% of sales were realized from previously deferred billings for services, which have not been, and are not expected to be, utilized by customers, based on historical experience. This compares with 7% of sales for 1998.

     Other accrued liabilities at December 31, 1999 total $245,954 consisting primarily of accruals for income taxes, legal and accounting charges, and potential warranty costs. This compares with total accrued liabilities of $672,063 at December 31, 1998.

     Total shareholders equity increased from $7,767,704 at December 31, 1998 to $11,317,829 at December 31, 1999, an increase of 46%. The increase is attributable to the years net income of $2,694,452 and net proceeds received from the exercise of stock options and warrants of $891,767. During the first and second quarters of 1999, the Company repurchased 27,925 shares of its common stock on the open market at prices ranging from $5.94 to $6.25.

     The Company maintains a private equity line of credit agreement with a single institutional investor. Under the equity line, the Company has the right to sell to the investor shares of the Company's common stock at a price equal to 88% of the average bid price of the stock for the subsequent ten trading days. During the term of the agreement the Company may sell up to $6 million to this investor with no more than $500,000 in any single month. This agreement expires August 30, 2000. There were no transactions under this agreement during 1999.

     The Company maintains an agreement with a major commercial bank for a secured demand line of credit arrangement in the amount of $3,000,000. In August of 1999, the Company entered into an agreement with the same bank for a $7,000,000 three-year acquisition revolving credit facility. This is in addition to the $3,000,000 demand line of credit agreement referenced above. There have been no borrowings against either agreement as of December 31, 1999.

     In light of its current cash position, profitable operations, and the credit arrangements referred to above, the Company believes that it has sufficient resources to meet its financial needs and support anticipated growth over the next twelve months.

ITEM 8 CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
       REQUIRED TO BE INCLUDED HEREIN AS FOLLOWS:

                                                                     Page

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                              19

CONSOLIDATED FINANCIAL STATEMENTS:

 Consolidated balance sheets                                          20 - 21

 Consolidated statements of operations                                22

 Consolidated statements of stockholders' equity                      23

 Consolidated statements of cash flows                                24

 Notes to consolidated financial statements                           25 - 35

SUPPLEMENTAL AUDITED FINANCIAL STATEMENTS:

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                              36

  Consolidated balance sheets                                         37 - 38

  Consolidated statements of operations                               39

  Consolidated statements of stockholder's equity                     40

  Consolidated statements of cash flows                               41

  Notes to consolidated financial statements                          42 - 54

ITEM 9 DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors and Stockholders of Veramark Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of Veramark Technologies, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. The consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Veramark Technologies, Inc. as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.



Arthur Andersen LLP

Rochester, New York,
February 4, 2000

VERAMARK TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1999 AND 1998
ASSETS                                                        1999              1998
CURRENT ASSETS:
 Cash and cash equivalents                             $ 2,305,723       $   371,209
 Investments                                             5,137,268         4,718,694
 Accounts receivable, trade (net of allowance
  for doubtful accounts of $95,000 and $110,000)         3,238,121         2,273,705
 Inventories                                               557,123           579,968
 Prepaid expenses and other current assets                 159,912           155,831
                                                       -----------       -----------

      Total current assets                              11,398,147         8,099,407
                                                       -----------       -----------

PROPERTY AND EQUIPMENT:
 Cost                                                    7,073,087         5,864,469
 Less accumulated depreciation                           4,171,139         4,455,539
                                                       -----------       -----------

     Property and equipment, net                         2,901,948         1,408,930
                                                       -----------       -----------
Software development costs (net of accumulated
 amortization of $1,531,720 and $1,322,254)              2,691,807         3,393,542
Pension assets                                           1,977,710         1,873,721
Deposits and other assets                                  485,650           406,901
                                                       -----------       -----------

     Total other assets                                  5,155,167         5,674,164
                                                       -----------       -----------

TOTAL ASSETS                                           $19,455,262       $15,182,501
                                                       ===========       ===========


The accompanying notes to the consolidated financial statements are an integral part of these balance sheets.


VERAMARK TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1999 AND 1998
LIABILITIES AND STOCKHOLDERS' EQUITY                           1999              1998
CURRENT LIABILITIES:
  Accounts payable                                      $   803,519       $   740,576
  Accrued compensation and related taxes                  1,897,192           891,186
  Deferred revenue                                        2,146,997         2,061,475
  Restructuring accrual                                         -0-           166,650
  Other accrued liabilities                                 245,954           672,063
                                                        -----------       -----------
      Total current liabilities                           5,093,662         4,531,950

PENSION OBLIGATION                                        3,043,771         2,882,847
                                                        -----------       -----------

      Total liabilities                                   8,137,433         7,414,797
                                                        -----------       -----------

COMMITMENTS (Note 9)

STOCKHOLDERS' EQUITY:
  Common Stock, par value, $.10; shares
   authorized, 40,000,000; issued 7,782,823
   shares and 7,607,709 shares                              778,282           760,771
  Additional paid-in capital                             19,965,283        18,954,579
  Accumulated deficit                                    (9,039,979)      (11,734,431)
  Treasury Stock (80,225 and 52,300 shares at
   cost)                                                   (385,757)         (213,215)
                                                        -----------       -----------

      Total stockholders' equity                         11,317,829         7,767,704
                                                        -----------       -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $19,455,262       $15,182,501
                                                        ===========       ===========

The accompanying notes to the consolidated financial statements are an integral part of these balance sheets.

VERAMARK TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                    1999                1998                1997
NET SALES                                            $24,192,363         $17,119,540        $12,408,269
                                                     -----------         -----------        -----------
COSTS AND OPERATING EXPENSES:
  Cost of sales                                        3,627,765           3,101,336          3,431,342
  Engineering and software development                 4,612,302           2,656,511          2,148,107
  Selling, general and administrative                 13,355,516          10,506,360          9,343,880
  Other expenses                                               -                   -          2,613,359
                                                     -----------         -----------        -----------
      Total costs and operating expenses              21,595,583          16,264,207         17,536,688
                                                     -----------         -----------        -----------

INCOME (LOSS) FROM OPERATIONS                          2,596,780             855,333        (5,128,419)

INTEREST INCOME                                          192,672             179,094             97,912
                                                     -----------         -----------        -----------

INCOME (LOSS) BEFORE INCOME TAXES                      2,789,452           1,034,427        (5,030,507)

INCOME TAX PROVISION                                      95,000              15,000                  -
                                                     -----------         -----------        -----------

NET INCOME (LOSS)                                    $ 2,694,452         $ 1,019,427        $(5,030,507)
                                                     ===========         ===========        ===========

NET INCOME (LOSS) PER COMMON AND COMMON
EQUIVALENT SHARE
       Basic                                         $       .35         $       .13        $      (.69)
                                                     ===========         ===========        ===========
       Diluted                                       $       .32         $       .13        $      (.69)
                                                     ===========         ===========        ===========

WEIGHTED AVERAGE SHARES OUTSTANDING (BASIC)            7,612,333           7,565,796          7,331,360
                                                     ===========         ===========        ===========
WEIGHTED AVERAGE SHARES OUTSTANDING
 (DILUTED)                                             8,439,812           7,911,759          7,331,360
                                                     ===========         ===========        ===========


The accompanying notes to the consolidated financial statements are an integral part of these statements.

VERAMARK TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                            COMMON STOCK
                                                                       ADDITIONAL                        CUMULATIVE        TOTAL
                                                                          PAID-IN       ACCUMULATED     TRANSLATION  STOCKHOLDERS'
                                        SHARES         PAR VALUE         CAPITAL        (DEFICIT)      ADJUSTMENT       EQUITY
BALANCE - December 31, 1996           6,934,872        $693,487        $15,785,850     $(7,723,351)    $(56,396)      $ 8,699,590

Sale of Stock                           501,934          50,193          2,429,824                -            -        2,480,017
   Exercise of stock options and
    warrants                            126,750          12,675            571,729                -            -          584,404
   Stock Retirements                    (13,853)         (1,385)           (86,363)               -            -          (87,748)
   Foreign currency translation
    adjustment                                -               -                  -                -       56,396           56,396
   Net loss                                   -               -                  -       (5,030,507)           -       (5,030,507)
                                      ---------        --------        -----------     ------------    ---------      -----------

BALANCE - December 31, 1997           7,549,703        $754,970        $18,701,040     $(12,753,858)   $       -      $ 6,702,152

   Sale of Stock                         24,700           2,470            140,914                -            -          143,384
   Exercise of stock options and
    warrants                             26,044           2,605             79,951                -            -           82,556
   Stock Purchase Plan                    9,981             998             49,905                -            -           50,903
   Stock Retirements                     (2,719)           (272)           (17,231)               -            -          (17,503)
   Treasury Stock                       (52,300)              -           (213,215)               -            -         (213,215)
   Net Income                                 -               -                  -        1,019,427            -        1,019,427
                                      ---------        --------        -----------     ------------    ---------      -----------
BALANCE - December 31, 1998           7,555,409        $760,771        $18,741,364     $(11,734,431)   $       -      $ 7,767,704

   Exercise of stock options and
    warrants                            151,898          15,189            888,247                -            -          903,436
   Stock Purchase Plan                   24,099           2,410            134,038                -            -          136,448
   Stock Retirements                       (883)            (88)           (11,581)               -            -          (11,669)
   Treasury Stock                       (27,925)              -           (172,542)               -            -         (172,542)
   Net Income                                -                -                  -        2,694,452            -        2,694,452
                                      ---------        --------        -----------     ------------    ---------      -----------

BALANCE - December 31, 1999           7,702,598        $778,282        $19,579,526      $(9,039,979)   $       -      $11,317,829
                                      =========        ========        ===========      ===========    =========      ===========


The accompanying notes to the consolidated financial statements are an integral part of these statements.

VERAMARK TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                     1999                 1998               1997
OPERATING ACTIVITIES:
  Net income (loss)                                            $2,694,452           $1,019,427        $(5,030,507)
                                                               ----------           ----------        -----------
  Adjustments to reconcile net income (loss)
   to net cash provided by (used in) operating
   activities:
     Depreciation and amortization                              1,742,868            1,349,243          1,738,518
     Provision for bad debts                                      (18,000)              28,973            135,369
     Provision for inventory obsolescence                          73,101              274,996            166,334
     Loss on disposal of fixed assets                               4,497                2,719            301,919
     Changes in assets and liabilities:
       Accounts receivable                                       (946,416)            (578,631)         1,617,968
       Inventories                                                (50,256)             309,833            556,677
       Prepaid expenses and other current assets                   (4,081)            (125,249)            39,137
       License fees and purchased software                              -              (30,405)            (1,858)
       Deposits and other assets                                 (210,028)            (822,623)            89,421
       Accounts payable                                            62,943               (5,653)          (424,279)
       Accrued compensation and related taxes                   1,006,006              542,584           (612,553)
       Restructuring accrual                                     (166,650)             (79,816)           246,466
       Deferred Revenue                                            85,522              357,672            494,733
       OTHER ACCRUED LIABILITIES                                 (426,109)             493,136             (8,295)
                                                               ----------           ----------        -----------
       Net adjustments                                          1,153,397            1,716,779          4,339,557
                                                               ----------           ----------        -----------
     Net cash provided by (used in) operating
      activities                                                3,847,849            2,736,206           (690,950)
                                                               ----------           ----------        -----------
INVESTING ACTIVITY:
  Investments                                                    (418,574)          (2,362,913)        (2,105,601)
  Additions to property and equipment                          (2,117,451)            (785,633)          (437,533)
  Software development costs                                     (393,907)          (1,269,019)        (1,323,846)
                                                               ----------           ----------        -----------
     Net cash used in investing activities                     (2,929,932)          (4,417,565)        (3,866,980)
                                                               ----------           ----------        -----------
FINANCING ACTIVITIES:
  Increase in pension obligation                                  160,924              899,499            662,666
  Proceeds from sale of stock                                           -              143,384          2,480,017
  Exercise of stock options and warrants                          891,767               65,053            496,656
  Employee stock purchase plan                                    136,448               50,903                  -
  Treasury stock purchases                                       (172,542)            (213,215)                 -
                                                               ----------           ----------        -----------
     Net cash provided by financing activities                  1,016,597              945,624          3,639,339
                                                               ----------           ----------        -----------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                   1,934,514             (735,735)          (918,591)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR
                                                                  371,209            1,106,944          2,025,535
                                                               ----------           ----------        -----------

CASH AND CASH EQUIVALENTS, END OF YEAR                         $2,305,723           $  371,209        $ 1,106,944
                                                               ==========           ==========        ===========



THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.

VERAMARK TECHNOLOGIES, INC. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997



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

    INVESTMENTS - The Company carries its investments in accordance with SFAS No. 115, "Investments in Certain Debt and Equity Securities." As of December 31, 1999, and 1998, the Company has deemed its portfolio to consist of available for sale securities. At December 31, 1999 and 1998 the carrying value of investments approximated market.

    Investments at December 31, 1999 and 1998 consisted of the following:

                                       1999            1998
Commercial Paper                $         -      $2,289,479
Certificates of Deposit             483,541         914,015
US Government Securities            662,267         473,621
Bond Funds                        3,991,460       1,201,665
Money Market Funds                1,979,695         155,257
                                 ----------      ----------
                                 $7,116,963      $5,034,037
                                 ==========      ==========

    The contractual maturities of the Company's investments as of December 31, 1999 are as follows:

Due within one year                          $3,155,602
Due within one to two years                   1,807,885
Due within two to three years                   995,255
Due within three to four years                1,100,506
Due within four to six years                     57,715
                                             ----------
                                             $7,116,963
                                             ==========


    CONCENTRATIONS OF CREDIT RISK - Financial instruments which potentially subject the Company to concentration of credit risk consist principally of investments and accounts receivable. The Company places its investments ($7,116,963 and $5,034,037 as of December 31, 1999 and 1998, respectively) with quality financial institutions and, by policy, limits the amount of credit exposure to any one financial institution.

    The Company's customers are not concentrated in any specific geographic region, but are concentrated in the telecommunications industry. As of December 31, 1999 and 1998, one customer in this industry accounted for approximately $1,100,834 and $996,209 respectively, of the total accounts receivable balance. The Company performs ongoing credit evaluations of its customers' financial conditions but does not require collateral to support customer receivables. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

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

    LONG-LIVED  ASSETS  AND  INTANGIBLES  -  In  January 1996, the  Company
    adopted SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable on an undiscounted cash flow basis. The statement also requires that long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair values less cost to sell. The adoption of SFAS No. 121 did not have a material effect on the financial statements. In 1997 the Company wrote off certain amounts of capitalized software as discussed in Note 11. The Company did not record any impairments in 1998 or 1999.

    SOFTWARE   DEVELOPMENT  COSTS  meeting  recoverability   tests   are
    capitalized, and amortized on a product-by-product basis over their economic life, ranging from three to five years, or the ratio of current revenues to current and anticipated revenues from such software, whichever provides the greater amortization.

    REVENUE RECOGNITION - The Company recognizes revenue from product sales upon shipment to the customer. Revenues from maintenance and extended warranty agreements are recognized ratably over the term of the agreements. The Company recognizes revenue from previously deferred billings for services, which have not been, and are not expected to be utilized by customers, based on historical experience. The Company also enters into license agreements for certain of its software products. These revenues are recognized in accordance with the provisions of Statement of Position (SOP) No. 97-2, Software Revenue Recognition, as amended by SOP 98-4.

    INCOME TAXES are provided on the income earned in the financial statements. Deferred income taxes are provided to reflect the impact of "temporary differences" between the amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. Tax credits are recognized as a reduction to income taxes in the year the credits are earned.

    NET INCOME (OR LOSS) PER COMMON SHARE is computed in accordance with the provisions of SFAS No. 128, "Earnings Per Share." Basic EPS is computed by dividing reported earnings available to common stockholders by weighted average shares outstanding. No dilution for common share equivalents is included. Diluted EPS is computed on a similar basis to the previously calculated fully diluted EPS. The Company was required to adopt SFAS No. 128 retroactively for periods ending after December 15, 1997. Included in diluted earnings per share in 1998 and 1999 are 345,963 and 827,479, respectively, which represents the dilutive effect of stock options and warrants in 1997 as the effect would be anti-dilutive.

    RECLASSIFICATIONS - Certain prior year balances have been reclassified to conform with current year presentation.

    STOCK-BASED COMPENSATION - In October 1995, SFAS No. 123. "Accounting for Stock-Based Compensation" was issued which sets forth a fair value method of recognizing stock-based compensation expense. The Company continues to measure compensation for such plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and will disclose the additional information relative to issued stock options and pro forma net income and earnings per share, as if the options granted were expensed at their estimated fair value at the time of grant.

    2. INVENTORIES

    The major classifications of inventories as of December 31, 1999 and 1998 are:

                                                          1999             1998
Purchased parts and components                        $423,460          $340,350
Work in process                                         94,991           116,228
Finished goods                                          38,672           123,390
                                                      --------          --------
                                                      $557,123          $579,968
                                                      ========          ========

    3. PROPERTY AND EQUIPMENT

    The major classifications of property and equipment as of December 31, 1999 and 1998 are:

                                                              1999               1998
Machinery and equipment                                 $1,241,036         $1,377,179
Computer hardware and software                           3,378,477          3,075,398
Furniture and fixtures                                   1,085,362          1,064,117
Leasehold improvements                                   1,368,212            347,775
                                                        ----------         ----------
                                                        $7,073,087         $5,864,469
                                                        ==========         ==========

    Depreciation expense was approximately $618,000, $334,000 and $311,000 for the years ended December 31, 1999, 1998 and 1997, respectively. During 1999 the Company wrote off fully depreciated assets totaling approximately $908,000.


4.  ENGINEERING AND SOFTWARE DEVELOPMENT EXPENDITURES

    Engineering and software development expenditures incurred during the years ended December 31, 1999, 1998 and 1997 were recorded as follows:

                                                   1999             1998             1997
Engineering and software development
 expense included in the consolidated
  statements of operations                 $  4,612,302     $  2,656,511     $  2,148,107
Amounts capitalized and included in
 the consolidated balance sheets                393,907        1,269,019        1,323,846
                                           ------------     ------------     ------------
Total expenditures for engineering
 and software development                  $  5,006,209     $  3,925,530     $  3,471,953
                                           ============     ============     ============

    Additionally, the Company recorded amortization of capitalized software development costs of approximately $1,096,000, $984,000, and $1,361,000 for the years ended December 31, 1999, 1998 and 1997, respectively. Such amortization is included in cost of sales in the consolidated statements of operations.

 5.    BENEFIT PLANS

    The  Company sponsors an  employee  incentive  savings
    plan under  section 401(k) for all eligible employees.
    The  Company's   contributions   to   the   plan   are
    discretionary and totaled $100,000 in 1999 and $50,000 in 1998. There were no contributions in 1997.

    The  Company  also  sponsors  an unfunded Supplemental
    Executive Retirement Program, which is a nonqualified plan that provides certain key employees defined pension benefits. Periodic pension expense for the years ended December 31, 1999, 1998 and 1997 consists of the following:

                                                    1999            1998            1997
Service cost                                    $307,637        $279,957        $123,231

Interest cost                                    173,356         120,933          92,448

Net amortization and deferral                     86,883          49,444          36,965
                                                --------        --------        --------

Pension expense                                 $567,876        $450,334        $252,644
                                                ========        ========        ========

    A reconciliation of the pension plan's funded status with amounts recognized in the Company's balance sheets follows:

                                                                    1999                1998
Actuarial present value of accumulated
  benefit obligation                                        $  3,043,771        $  2,882,847
                                                            ============        ============
Actuarial present value of projected benefit
  Obligation                                                $  3,043,771        $  2,882,847

Plan assets                                                            -                   -
                                                            ------------        ------------
Projected benefit obligation in excess of
  plan assets                                                  3,043,771           2,882,847

Prior service cost not yet recognized in
  net periodic pension cost                                   (1,000,538)         (1,087,422)

Additional minimum liability                                   1,000,538           1,087,422
                                                            ------------        ------------
Accrued pension expense                                     $  3,043,771        $  2,882,847
                                                            ============        ============


    Included in the pension asset caption in the consolidated balance sheets as of December 31, 1999 and 1998 is an intangible asset of $1,000,538 and $1,087,422, respectively, related to the minimum liability adjustment for the unfunded accumulated benefit obligation.

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

6.  STOCKHOLDERS' EQUITY

During 1997, the Company entered  into  a private equity line of credit
agreement with a single institutional  investor.   Under  the  equity
line  for  a period of two years, the Company   has the right  to sell
to the investor shares of the Company's common stock at a price equal to 88% of the average bid price of the stock for the subsequent ten trading days. During the two year period the Company may sell up to $6 million of common stock to the investor with no more than $500,000 in any single month. There were no shares of common stock sold to this investor during 1999. During 1998, the Company sold 24,700 shares of common stock to this investor realizing net proceeds of $143,384. During 1997, the Company sold 501,934 shares of common stock to this investor realizing
net  proceeds  of  $2,480,017.   During 1998 the expiration date of this
agreement  was  extended from June 2, 1998 to August 30, 2000.

The Company has reserved 650,000 shares of its common stock for issuance under its 1993 Stock Option Plan, the successor plan to the 1983 Stock Option Plan. The Company's Board of Directors approved a 1998 Stock Option Plan on December 15, 1997 covering up to 2,500,000 shares of common stock and on that date granted options to purchase 755,000
shares,  subject  to  shareholder   approval, which was obtained in
May, 1998. Both plans provide for options which may be issued as nonqualified or qualified incentive stock options. All options granted are exercisable in increments of 20 - 25% per year beginning one year from the date of grant. All options granted to employees have a ten year term.

The Company accounts for its stock-based compensation plans under APB Opinion No. 25. Accordingly, compensation expense has been recognized only to the extent the exercise price was below the fair market value at the time of the grant. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards consistent with the method of SFAS No. 123, the Company's net income (loss) per share would have been reduced to the pro forma amounts indicated below:

                                                                   1999              1998             1997
Net income (loss)                   As reported               $2,694,452        $1,019,427     $(5,030,507)
                                    Pro forma                 $2,151,546          $389,569     $(5,438,726)

Net income (loss) per common share  As reported
                                      Basic                        $.35              $.13           $(.69)
                                      Diluted                      $.32              $.13           $(.69)
                                    Pro forma
                                      Basic                        $.28              $.05           $(.74)
                                      Diluted                      $.25              $.05           $(.74)


Compensation   expense   recognized   in  the statement  of  operations  for
the year ended December   31,  1999,  1998  and   1997 was approximately
$355,638,  $215,991  and  $-0-  respectively,   for   options  issued  at  an
exercised price below fair  market  values at  the  time  of  the  grant.

The SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, so the resulting pro forma compensation cost may not be representative of that to be expected in future years.

For purposes of the disclosure above, the fair value of each option grant is estimated on the date of the grant using the Black-
Scholes   option-pricing model with the following  weighed-average
assumptions  used for grants in 1999, 1998, and 1997.

                               1999       1998     1997


Dividend yield                  .00%      .00%      .00%
Expected volatility           64.47%    59.00%    58.86%
Risk-free interest rate        4.58%     5.61%     6.79%
Expected life                7 years   7 years   7 years

A summary of stock option and warrant transactions for the years ended December 31, 1999, 1998 and 1997 is shown below:

                                           1999                              1998                        1997

OPTIONS                              SHARES        WEIGHTED           SHARES      WEIGHTED           SHARES     WEIGHTED
                                                   AVERAGE                        AVERAGE                        AVERAGE
                                                    PRICE                           PRICE                          PRICE
Shares under option, beginning
 of year                            1,715,475        $4.16            655,746       $2.40            231,489       $5.53

  Options granted                     536,537         6.55          1,163,720        5.15            797,246        3.00

  Options exercised                   (47,517)        3.14            (22,450)       2.31            (68,128)       3.64

  Options terminated                  (22,975)        5.43            (81,541)       4.61           (304,861)       6.06
                                    ---------        -----          ---------       -----           --------       -----

Shares under option, end of year    2,181,520         4.76          1,715,475        4.16            655,746        2.40
                                    =========        =====          =========       =====            =======       =====

Shares exercisable                    656,556        $4.15            379,146       $4.11             46,292       $3.01
                                    =========        =====          =========       =====            =======       =====

Weighted average fair value of
 options granted                        $4.35                           $3.33                          $3.53
                                    =========                       =========                        =======

WARRANTS
Warrants outstanding, beginning
 of year                              185,822        $7.20            194,770       $7.12             92,799       $6.21
Warrants granted                        5,289         6.38                  -           -            165,412        6.49
Warrants exercised                   (104,381)        6.92             (3,594)       4.87            (58,622)       4.69
Warrants expired                       (8,685)        5.76             (5,354)       5.37             (4,819)       6.80
                                    ---------        -----            -------       -----            -------       -----
Warrants outstanding, end of year      78,045        $7.68            185,822       $7.20            194,770       $7.12
                                    =========                         =======                        =======

7. SALES INFORMATION

Sales to one customer were approximately $16,287,000 or 67% of the Company's total sales in 1999. Sales to this same customer were approximately $11,763,000 or 69% of the Company's total sales in 1998 and approximately $6,748,000 or 54% of the Company's total sales in 1997.

Export sales to unaffiliated customers, primarily in Europe and South America were approximately $4,922,000, $2,893,000, and $3,138,000 in
1999, 1998 and 1997, respectively.

In accordance with SFAS No. 131 related to segment reporting, the Company has determined that it operates in one segment.

8. INCOME TAXES

The components of the income (loss) before income taxes for the years ended December 31, 1999, 1998 and 1997 is presented below:

                                1999               1998               1997
Domestic (loss) income     $2,789,452         $1,034,427       $(4,214,949)
Foreign loss                        -                  -          (815,558)
                           ----------         ----------       -----------
                           $2,789,452         $1,034,427       $(5,030,507)
                           ==========         ==========       ===========


    The income tax provision (benefit) includes the following:

                                           1999               1998               1997
Current income tax payable
(refundable):
  Federal                               $ 80,908            $12,775                  -
  State                                   14,092              2,225              2,225
  Foreign                                      -                  -                  -
                                        --------            -------              -----
                                        $ 95,000            $15,000              2,225
                                        --------            -------              -----
Deferred income tax:
  Federal                                510,123            236,281         (1,483,659)
  State                                   48,660             93,738            (97,872)
  Foreign                                      -                  -                  -
                                        --------            -------         -----------
  Increase (decrease) in valuation
   allowance                            (558,783)          (330,019)         1,579,306
                                               -                  -             (2,225)
                                        --------           --------         -----------
                                        $ 95,000           $ 15,000         $         -
                                        ========           ========         ===========

The income tax (benefit) provision differs from those computed using the statutory federal tax rate of 34%, due to the following:

                                              1999              1998              1997
Tax at statutory federal rate             $948,414          $351,705       $(1,710,372)
US Tax effect of foreign losses           (312,024)                -           302,572
State taxes, net of federal tax benefit      1,650            63,336          (115,471)
Utilization of tax credits                       -           (31,977)                -
(Decrease) increase in valuation          (558,783)         (354,118)        1,528,621
allowance
Other                                       15,743           (13,946)           (5,350)
                                          --------          --------        ----------
                                          $ 95,000          $ 15,000        $        -
                                          ========          ========        ==========


The   deferred  income  tax  asset (liability)    recorded   in   the
consolidated balance sheets results from differences between financial statement and tax reporting of income and deductions. A summary of the composition of the deferred income tax asset (liability) follows:

                                  1999             1998
                                DOMESTIC         DOMESTIC
General business credits            $1,055,314       $  944,253
Net operating losses                 1,305,396        2,537,748
Deferred compensation                  956,317          694,091
Alternative minimum tax credits        329,273          256,755
Inventory                              165,173          157,079
Accounts receivable                     35,457           40,805
Capitalized software                (1,004,616)      (1,258,848)
Fixed assets                           (65,687)         (54,634)
Restructuring                          205,314          204,071
Other                                   46,264           65,668
                                    ----------       ----------
                                     3,028,205        3,586,988
Valuation allowance                 (3,028,205)      (3,586,988)
                                    ----------       ----------
Deferred asset (liability)          $        -       $        -
                                    ==========       ==========


    The Company has $3,613,311 of federal net operating loss carryforwards available as of December 31, 1999, of that total, $782,000 is limited to a utilization of approximately $100,000 annually. The carryforwards expire in varying amounts in 1999 through 2012. The valuation allowance has decreased by $558,783 during the year ended December 31, 1999.

    As of December 31, 1999, the Company had approximately $909,000 of net operating loss carryforwards available to
    offset   future   earnings   of MOSCOM Limited,  and
    approximately $1,594,000 of net operating loss carryforwards to offset future earnings of MOSCOM GmbH. These subsidiaries were closed in 1997.

    The    Company's   tax   credit carryforwards  as  of  December
    31, 1999 are as follows:

DESCRIPTION                                    AMOUNT   EXPIRATION DATES
General business credits                      $990,052      1999 - 2019

New York State investment tax credits         $ 65,262      2001 - 2014

Alternative minimum tax credits               $329,273      No expiration date


Cash paid (received) for income taxes during the years ended December 31, 1999, 1998 and 1997 totaled $11,705, $(87,018), and $-0-, respectively.


9.  COMMITMENTS

OPERATING LEASE OBLIGATIONS - The Company leases current manufacturing and office facilities and certain equipment under operating leases, which expire at various dates through 2001. The facility leases provide for extension privileges. Rent expense under all operating leases (exclusive of real estate taxes and other expenses payable under the leases) was $258,000, $405,000, and $707,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

Minimum lease payments as of December 31, 1999 under operating leases are as follows:

                   YEAR ENDING DECEMBER 31,

                   2000                                  $ 416,416
                   2001                                    335,172
                                                         ---------
                   Total minimum lease payments          $ 751,588
                                                         =========




Legal  Matters  -  The  Company  is  subject to litigation from  time to
time  in  the  ordinary  course  of business.   Although  the amount of
any liability with respect to such litigation cannot be determined, in the opinion of management, such liability will not have a material adverse effect on the Company's financial condition or results of operations.


10.  LINES OF CREDIT


The Company maintains a secured line of credit agreement with a major commercial bank for up to $3,000,000, all of which is available as of December 31, 1999. The Company also maintains a separate $7,000,000 three year acquisition revolving credit agreement with the same bank. There have been no borrowings
against  either  agreement   as  of December 31, 1999.


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

The other non-recurring charges of $1,249,339 consist of a variety of items including $276,712 of costs incurred in connection with the withdrawn Votan initial public offering, the write-off accounts receivable of $492,500, the write-off of capitalized software associated with the Votan voice technologies of $470,876 and miscellaneous expenses of $9,251. During the third quarter of 1999, the Company recovered $166,650 previously charged against income in connection with the termination of a facilities lease held by a former subsidiary. This recovery completes the accounting for the restructuring recorded in 1997.


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


13. SUBSEQUENT ACQUISITION

On January 7, 2000, the Company acquired all of the outstanding shares of The Angeles Group in a stock for stock merger accounted for as a pooling of interests. In connection with the merger, the Company issued 360,850 shares of common stock with an aggregate value of $4,059,562. In connection with the acquisition, the Company paid the debt of The Angeles Group of $1.1 million and transaction costs of approximately $600,000.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Veramark Technologies, Inc.:

We have audited the accompanying supplemental consolidated balance sheets of Veramark Technologies, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1999 and 1998, and the related supplemental consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. The supplemental consolidated financial statements give retroactive effect to the merger of Veramark Technologies, Inc. and The Angeles Group, Inc. on January 7, 2000, which has been accounted for using the pooling-of-interests method as described in the notes to the supplemental consolidated financial statements. These supplemental consolidated financial statements are the responsibility of the Company's management. Our responsiblity is to express an opinion on these supplemental consolidated financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the supplemental consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Veramark Technologies, Inc. as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, after giving effect to the merger of Veramark Technologies, Inc. and The Angeles Group, Inc., as described in the notes to the supplemental consolidated financial statements, in conformity with accounting principles generally accepted in the United States.



Arthur Andersen LLP

Rochester, New York
February 4, 2000

VERAMARK TECHNOLOGIES, INC.

SUPPLEMENTAL CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1999 AND 1998

ASSETS                                                               1999                        1998
CURRENT ASSETS:
  Cash and cash equivalents                                  $  2,894,500                $  1,497,125
  Investments                                                   5,137,268                   4,718,694
  Accounts receivable, trade (net of allowance
   for doubtful accounts of $260,000
   and $150,000)                                                3,821,244                   3,197,588
  Inventories                                                     557,123                     579,968
  Prepaid expenses and other current assets                       596,574                     191,831
                                                             ------------                ------------

      Total current assets                                     13,006,709                  10,185,206
                                                             ------------                ------------
PROPERTY AND EQUIPMENT:
  Cost                                                          7,664,867                   6,246,509
  Less accumulated depreciation                                 4,563,669                   4,789,193
                                                             ------------                ------------
      Property and equipment, net                               3,101,198                   1,457,316

Software development costs (net of
 accumulated Amortization of $1,531,720
 and $1,322,254)                                                2,691,807                   3,393,542
Pension assets                                                  1,977,710                   1,873,721
Deposits and other assets                                         511,858                     612,249
                                                             ------------                ------------
      Total other assets                                        5,181,375                   5,879,512
                                                             ------------                ------------
TOTAL ASSETS                                                 $ 21,289,282                $ 17,522,034
                                                             ============                ============

The accompanying notes to the consolidated financial statements are an integral part of these balance sheets.

VERAMARK TECHNOLOGIES, INC.

SUPPLEMENTAL CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1999 AND 1998
LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                   1999                       1998
CURRENT LIABILITIES:
  Accounts payable                                         $    827,837               $    835,874
  Accrued compensation and related taxes                      2,021,102                    999,191
  Deferred revenue                                            3,515,957                  3,746,319
  Note Payable - current                                            -0-                        -0-
  Restructuring accrual                                             -0-                    166,650
  Capital Lease Obligation - current                             70,106                        -0-
  Other accrued liabilities                                     368,681                    691,640
                                                           ------------               ------------
      Total current liabilities                               6,803,683                  6,439,674

Pension Obligation                                            3,043,771                  2,882,847
Note Payable - long term                                      1,100,000                  1,100,000
Capital Lease Obligation - long term                            110,712                        -0-
                                                           ------------               ------------

      Total liabilities                                      11,058,166                 10,422,521
                                                           ------------               ------------
COMMITMENTS (Note 9)

STOCKHOLDERS' EQUITY:
  Common Stock, par value, $.10; shares
   authorized, 40,000,000; issued 8,143,673
   shares and 7,968,559 shares                                  814,367                    796,856
  Additional paid-in capital                                 20,109,463                 19,098,759
  Accumulated deficit                                       (10,306,957)               (12,582,887)
  Treasury Stock (80,225 and 52,300 shares
   at cost)                                                    (385,757)                  (213,215)
                                                           ------------               ------------

      Total stockholders' equity                             10,231,116                  7,099,513
                                                           ------------               ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $ 21,289,282               $ 17,522,034
                                                           ============               ============


The accompanying notes to the consolidated financial statements are an integral part of these balance sheets.

VERAMARK TECHNOLOGIES, INC.

SUPPLEMENTAL CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                                            1999                1998               1997
NET SALES                                            $29,396,688         $22,329,113        $16,395,988
COSTS AND OPERATING EXPENSES:                        -----------         -----------        -----------

  Cost of sales                                        3,796,209           3,234,450          3,569,638
  Engineering and software development                 5,942,262           3,644,863          3,398,509
  Selling, general and administrative                 17,209,307          13,612,451         12,080,118
  Other expenses                                               -                   -          2,613,359
                                                     -----------         -----------        -----------

      Total costs and operating expenses              26,947,778          20,491,764         21,661,624
                                                     -----------         -----------        -----------

INCOME (LOSS) FROM OPERATIONS                          2,448,910           1,837,349         (5,265,636)

NET INTEREST INCOME                                       47,883             167,456             87,305
                                                     -----------         -----------        -----------

INCOME (LOSS) BEFORE INCOME TAXES                      2,496,793           2,004,805         (5,178,331)

INCOME TAX PROVISION                                      98,207              15,800              7,800
                                                     -----------         -----------        -----------

NET INCOME (LOSS)                                    $ 2,398,586         $ 1,989,005        $(5,186,131)
                                                     ===========         ===========        ===========

NET INCOME (LOSS) PER COMMON AND COMMON
EQUIVALENT SHARE
       Basic                                         $       .30         $       .25        $      (.67)
                                                     ===========         ===========        ===========
       Diluted                                       $       .27         $       .24        $      (.67)
                                                     ===========         ===========        ===========


WEIGHTED AVERAGE SHARES OUTSTANDING (BASIC)            7,973,183           7,926,646          7,692,210
                                                     ===========         ===========        ===========

WEIGHTED AVERAGE SHARES OUTSTANDING
 (DILUTED)                                             8,800,662           8,272,609          7,692,210
                                                     ===========         ===========        ===========


The accompanying notes to the consolidated financial statements are an integral part of these balance sheets.

VERAMARK TECHNOLOGIES, INC.

SUPPLEMENTAL CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                            ADDITIONAL                  CUMULATIVE      TOTAL
                                              COMMON STOCK                PAID-IN      ACCUMULATED     TRANSLATION  STOCKHOLDERS'
                                         SHARES         PAR VALUE        CAPITAL       (DEFICIT)        ADJUSTMENT     EQUITY

BALANCE - December 31, 1996             7,295,722       $729,572       $15,755,030    $ (8,767,261)      $(56,396)     $7,660,945

 Sale of Stock                            501,934         50,193         2,429,824               -              -       2,480,017
 Exercise of stock options and
  warrants                                126,750         12,675          571,729                -              -         584,404
 Stock Retirements                        (13,853)        (1,385)         (86,363)               -              -         (87,748)
 Foreign currency translation
   adjustment                                   -              -                 -               -         56,396          56,396
 Net loss                                       -              -                 -      (5,186,131)             -      (5,186,131)
                                        ---------       --------        -----------   -------------      --------     -----------

BALANCE - December 31, 1997             7,910,553       $791,055        $18,670,220   $(13,953,392)      $      -     $ 5,507,883
                                        ---------       --------        -----------   ------------       --------     -----------

 Sale of Stock                             24,700          2,470            140,914              -              -         143,384
 Fair Value of Warrants Issued
  with Debt                                     -              -            175,000              -              -         175,000
 Exercise of stock options and
  warrants                                 26,044          2,605             79,951              -              -          82,556
 Stock Purchase Plan                        9,981            998             49,905              -              -          50,903
 Stock Retirements                         (2,719)          (272)           (17,231)             -              -         (17,503)
 Treasury Stock                           (52,300)             -           (213,215)             -              -        (213,215)
 Shareholder Distributions                      -              -                  -       (618,500)             -        (618,500)
 Net Income                                     -              -                  -      1,989,005              -       1,989,005
                                        ---------       --------        -----------   ------------       --------     -----------

BALANCE - December 31, 1998             7,916,259       $796,856        $18,885,544   $(12,582,887)      $      -     $ 7,099,513
                                        ---------       --------        -----------   ------------       --------     -----------

 Exercise of stock options and
  warrants                                151,898         15,189            888,247              -             -         903,436
 Stock Purchase Plan                       24,099          2,410            134,038              -             -         136,448
 Stock Retirements                           (883)           (88)           (11,581)             -             -         (11,669)
 Treasury Stock                           (27,925)             -           (172,542)             -             -        (172,542)
 Shareholder Distributions                      -              -                  -       (122,656)            -        (122,656)
 Net Income                                     -              -                  -      2,398,586             -       2,398,586
                                        ---------       --------        -----------   ------------      --------     -----------

BALANCE - December 31, 1999             8,063,448       $814,367        $19,723,706   $(10,306,957)     $      -     $10,231,116
                                        =========       ========        ===========   ============      ========     ===========

The accompanying notes to the consolidated financial statements are an integral part of these statements.

VERAMARK TECHNOLOGIES, INC.
SUPPLEMENTAL CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                              1999                    1998                1997
OPERATING ACTIVITIES:

  Net income (loss)                                                     $2,398,586              $1,989,005         $(5,186,131)
  Adjustments to reconcile net income (loss)                            ----------              ----------         -----------
   to net cash provided by (used in) operating activities:
        Depreciation and amortization                                    1,801,743               1,380,033           1,861,657
        Deferred income taxes                                                    -                       -                   -
        Provision for bad debts                                            107,000                  68,973             129,369
        Provision for inventory obsolescenc                                 73,101                 274,996             166,334
        Loss on disposal of fixed assets                                     4,497                   2,719            301, 919
        Changes in assets and liabilities:
             Accounts receivable                                          (730,656)               (844,812)          1,133,123
             Inventories                                                   (50,256)                309,833             556,677
             Prepaid expenses and other current assets                    (404,743)               (147,993)             40,002
             License fees and purchased software                                 -                 (30,405)             (1,858)
             Deposits and other assets                                     (30,888)             (1,026,649)            154,329
             Accounts payable                                               (8,037)                (66,474)           (438,477)
             Accrued compensation and related taxes                      1,021,911                 519,302            (525,266)
             Restructuring accrual                                        (166,650)                (79,816)            246,466
              Deferred Revenue                                            (230,362)                474,427             637,310
             OTHER ACCRUED LIABILITIES                                    (322,959)                459,288             (84,073)
                                                                        ----------              ----------         -----------
             Net adjustments                                             1,063,701               1,293,422           4,177,512
                                                                        ----------              ----------         -----------
        Net cash provided by (used in) operating activities              3,462,287               3,282,427          (1,008,619)
                                                                        ----------              ----------         -----------
INVESTING ACTIVITY:
  Investments                                                             (418,574)             (2,362,913)         (2,105,601)
  Additions to property and equipment                                   (2,128,008)               (790,700)           (448,201)
  Software development costs                                              (393,907)             (1,269,019)         (1,323,846)
                                                                        ----------              ----------         -----------
       Net cash used in investing activities                            (2,940,489)             (4,422,632)         (3,877,648)
                                                                        ----------              ----------         -----------
FINANCING ACTIVITIES:
  Increase in Note Payable                                                       -               1,100,000                   -
  Payments on Capital Lease Obligations                                    (18,364)                      -                   -
  Increase in Pension Obligation                                           160,924                 899,499             662,666
  Distributions to Shareholders                                           (122,656)               (618,500)                  -
  Proceeds from sale of stock                                                    -                 143,384           2,480,017
  Increase (Decrease) in Short-term Borrowings                                   -                (100,000)             10,000
  Exercise of Stock Options and Warrants                                   891,767                  65,053             496,656
  Warrants issued as part of Debt                                                -                 175,000                   -
  Employee Stock Purchase Plan                                             136,448                  50,903                   -
  Repayment of Shareholder Loan                                                  -                       -             305,000
  Treasury Stock Purchases                                                (172,542)               (213,215)                  -
                                                                        ----------              ----------         -----------
       Net cash provided by financing activities                           875,577               1,502,124           3,954,339
                                                                        ----------              ----------         -----------
NET INCREASE (DECREASE) IN CASH AND CASH  EQUIVALENTS                    1,397,375                 361,919            (931,928)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                             1,497,125               1,135,206           2,067,134
                                                                        ----------              ----------         -----------
CASH AND CASH EQUIVALENTS, END OF YEAR                                  $2,894,500              $1,497,125          $1,135,206
                                                                        ==========              ==========         ===========




THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.

VERAMARK TECHNOLOGIES, INC. AND THE ANGELES GROUP

NOTES TO SUPPLEMENTAL CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997



1.  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    THE ACCOMPANYING SUPPLEMENTAL CONSOLIDATED FINANCIAL STATEMENTS include the accounts of Veramark Technologies, Inc. (the Company), The Angeles Group
    Division, reflecting the Company's acquisition of The Angeles Group effective January 7, 2000 under the pooling of interest method, and its wholly-owned subsidiaries, Votan Corporation, MOSCOM Limited and Global Billing Services Limited (companies incorporated in England) and MOSCOM GmbH (a company incorporated in Germany). During 1997 the Company closed its wholly owned subsidiaries as discussed in Note 12. All significant inter-company accounts and transactions have been eliminated. The Company designs and manufactures telecommunication management systems and telephone company billing systems for users and providers of telecommunication services in the global market.

    On January 7, 2000, Veramark Technologies, Inc., issued 360,580 shares of common stock in exchange for all of the outstanding shares of The Angeles Group, Inc. This business combination will be accounted for as poolings-of-interests, and accordingly, the historical financial statements of the Company have been restated on a supplemental basis to include the condolidated financial statements of Veramark Technolgies, Inc. and The Angeles Group, Inc. for all periods presented.

    The supplemental consolidated financial statements have been prepared to give retroactive effect to the business combination with The Angeles Group Inc.

    Generally accepted accounting principles prohibit giving effect to a consummated business combination accounted for by the pooling-of-interest method in financial statements that do not include the date of consummation. The accompanying supplemental consolidated financial statements do not extend through the date of consummation, however, they will become the historical consolidated financial statements of the Company after financial statements covering the date of consummation of the business combination are issued.

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

    The consolidated financial statements include management's best estimates of the net realizable value of software development costs. Accordingly, the Company periodically records adjustments to write down the carrying value of software development costs to their net realizable value. The amounts the Company will ultimately realize could differ materially from the carrying value of the software development costs. (see Note 12).

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

    INVESTMENTS - The Company carries its investments in accordance with SFAS No. 115, "Investments in Certain Debt and Equity Securities." As of December 31, 1999, and 1998, the Company has deemed its portfolio to consist of available for sale securities. At December 31, 1999 and 1998 the carrying value of investments approximated market.

    Investments at December 31, 1999 and 1998 consisted of the following:

                                       1999            1998
Commercial Paper                 $  550,000      $3,389,479
Certificates of Deposit             483,541         914,015
US Government Securities            662,267         473,621
Bond Funds                        3,991,460       1,201,665
Money Market Funds                1,979,695         155,257
                                 ----------      ----------
                                 $7,666,963      $6,134,037
                                 ==========      ==========

The contractual maturities of the Company's investments as of December 31, 1999 are as follows:

Due within one year                          $3,705,602
Due within one to two years                   1,807,885
Due within two to three years                   995,255
Due within three to four years                1,100,506
Due within four to six years                     57,715
                                             ----------
                                             $7,666,963
                                             ==========


CONCENTRATIONS OF CREDIT RISK - Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of investments and accounts receivable. The Company places its investments ($7,666,963 and $6,134,037 as of December 31, 1999 and 1998, respectively)
with quality financial institutions and, by policy, limits the amount of credit exposure to any one financial institution.

The Company's customers are not concentrated in any specific geographic region, but are concentrated in the telecommunications industry. As of December 31, 1999 and 1998, one customer in this industry accounted for approximately $1,100,834 and $996,209 respectively, of the total accounts receivable balance. The Company performs ongoing credit evaluations of its customers' financial conditions but does not require collateral to support customer receivables. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

INVENTORIES are stated at the lower of cost (first-in, first-out) or market. The Company evaluates the net realizable value of inventory on hand considering deterioration, obsolescence, replacement costs and other pertinent factors, and records adjustments as necessary.

PROPERTY AND EQUIPMENT  is  recorded  at  cost  and depreciated on either a
straight-line  basis  or  double  declining  method  basis   utilizing  the
following useful lives:

           Computer hardware and software      3-5 years
           Machinery and equipment             4-7 years
           Furniture and fixtures             5-10 years
           Leasehold improvements          Term of lease

All maintenance and repair costs are charged to operations as incurred.

LONG-LIVED ASSETS AND INTANGIBLES - In January 1996, the Company adopted SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable on an undiscounted cash flow basis. The statement also requires that long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair values less cost to sell. The adoption of SFAS No. 121 did not have a material effect on the financial statements. In 1997 the Company wrote off certain amounts of capitalized software as discussed in Note 12. The Company did not record any impairments in 1998 or 1999.

SOFTWARE DEVELOPMENT COSTS meeting recoverability tests are capitalized, and amortized on a product-by-product basis over their economic life, ranging from three to five years, or the ratio of current revenues to current and anticipated revenues from such software, whichever provides the greater amortization.

REVENUE RECOGNITION - The Company recognizes revenue from product sales upon shipment to the customer. Revenues from maintenance and extended warranty agreements are recognized ratably over the term of the agreements. The Company recognizes revenue from previously deferred billings for services, which have not been, and are not expected to be utilized by customers, based on historical experience. The Company also enters into license agreements for certain of its software products. These revenues are recognized in accordance with the provisions of Statement of Position
(SOP) No. 97-2, Software Revenue Recognition as amended by SOP 98-4.

INCOME TAXES are provided on the income earned in the financial statements. Deferred income taxes are provided to reflect the impact of "temporary differences" between the amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. Tax credits are recognized as a reduction to income taxes in the year the credits are earned. The Angeles Group was treated as an S-Corporation for federal income tax purposes.

SHAREHOLDER DISTRIBUTIONS - During 1999 and 1998, the Company paid distributions to its TAG Division shareholders in the amount of $122,656 and $618,500, respectively.

NET INCOME (OR LOSS) PER COMMON SHARE is computed in accordance with the provisions of SFAS No. 128, "Earnings Per Share." Basic EPS is computed by dividing reported earnings available to common stockholders by weighted average shares outstanding. No dilution for common share equivalents is included. Diluted EPS is computed on a similar basis to the previously calculated fully diluted EPS. The Company was required to adopt SFAS No. 128 retroactively for periods ending after December 15, 1997. Included in diluted earnings per share in 1998 and 1999 are 345,963 and 827,479 respectively, which represents the dilutive effect of stock options and warrants in 1997 as the effect would be anti-dilutive.

RECLASSIFICATIONS - Certain prior year balances have been reclassified to conform with current year presentation.

STOCK-BASED COMPENSATION - In October 1995, SFAS No. 123. "Accounting for Stock-Based Compensation" was issued which sets forth a fair value method of recognizing stock-based compensation expense. The Company continues to measure compensation for such plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and will disclose the additional information relative to issued stock options and pro forma net income and earnings per share, as if the options granted were expensed at their estimated fair value at the time of grant.

2.  INVENTORIES

The major classifications of inventories as of December 31, 1999 and 1998 are:

                                                 1999             1998
Purchased parts and components             $  423,460        $  340,350
Work in process                                94,991           116,228
Finished goods                                 38,672           123,390
                                           ----------        ----------
                                           $  557,123        $  579,968
                                           ==========        ==========


3. PROPERTY AND EQUIPMENT

The major classifications of property and equipment as of December 31, 1999 and 1998 are:

                                                1999               1998
Machinery and equipment                    $1,241,036         $1,377,179
Computer hardware and software              3,679,595          3,243,721
Furniture and fixtures                      1,376,024          1,277,834
Leasehold improvements                      1,368,212            347,775
                                           ----------         ----------
                                           $7,664,867         $6,246,509
                                           ==========         ==========

Depreciation expense was approximately $677,000, $366,000 and $386,000 for the years ended December 31, 1999, 1998 and 1997, respectively. During 1999 the Company wrote off fully depreciated assets totaling approximately $908,000.

4.  ENGINEERING AND SOFTWARE DEVELOPMENT EXPENDITURES

Engineering and software development expenditures incurred during the years ended December 31, 1999, 1998 and 1997 were recorded as follows:

                                                   1999             1998             1997
Engineering and software development
  expense included in the consolidated
  statements of operations                 $  5,942,262     $  3,644,863     $  3,398,509
Amounts capitalized and included in
  the   consolidated balance sheets             393,907        1,269,019        1,323,846
                                           ------------     ------------     ------------
Total expenditures for engineering
  and software development                 $  6,336,169     $  4,913,882     $  4,722,355
                                           ============     ============     ============

    Additionally,  the  Company  recorded  amortization  of  capitalized
    software  development   costs   of   approximately   $1,096,000,
    $984,000, and $1,361,000 for the years ended December 31, 1999, 1998 and 1997, respectively. Such amortization is included in cost of sales in the consolidated statements of operations.

    5.    BENEFIT PLANS

    The Company  sponsors  an  employee incentive savings plan under section 401(k) for all eligible employees. The Company's contributions to the plan are discretionary and totaled $100,000 in 1999 and $50,000 in 1998. There were no contributions in 1997.

    The Company also sponsors an unfunded Supplemental Executive Retirement Program, which is a nonqualified plan that provides certain key employees defined pension benefits. Periodic pension expense for the years ended December 31, 1999, 1998 and 1997 consists of the following:

                                                    1999            1998            1997
Service cost                                    $307,637        $279,957        $123,231
Interest cost                                    173,356         120,933          92,448
Net amortization and deferral                     86,883          49,444          36,965
                                                --------        --------        --------
Pension expense                                 $567,876        $450,334        $252,644
                                                ========        ========        ========


    A  reconciliation  of  the  pension plan's funded status  with
    amounts  recognized  in  the  Company's   balance   sheets
    follows:

                                                                    1999                1998
Actuarial present value of accumulated
  benefit obligation                                        $  3,043,771        $  2,882,847
                                                            ============        ============
Actuarial present value of projected benefit
  Obligation                                                $  3,043,771        $  2,882,847
Plan assets                                                            -                   -
                                                            ------------        ------------
Projected benefit obligation in excess of
  plan assets                                                  3,043,771           2,882,847
Prior service cost not yet recognized in
  net periodic pension cost                                   (1,000,538)         (1,087,422)

Additional minimum liability                                   1,000,538           1,087,422
                                                            ------------        ------------

Accrued pension expense                                     $  3,043,771        $  2,882,847
                                                            ============        ============


    Included   in   the  pension  asset  caption  in  the
    consolidated balance sheets as of December 31, 1999 and 1998 is an intangible asset of $1,000,538 and $1,087,422, respectively, related to the minimum liability adjustment for the unfunded accumulated benefit obligation.

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

6.     STOCKHOLDERS' EQUITY

    During 1997, the Company entered into a private equity line of credit agreement with a single institutional investor. Under the equity line for a period of two years, the Company has the right to sell to the investor shares of the Company's common stock at a price equal to 88% of the average bid price of the stock for the subsequent ten trading days. During the two year period the Company may sell up to $6 million of common stock to the investor with no more than $500,000 in any single month. There were no shares of common stock sold to this investor during 1999. During 1998, the Company sold 24,700 shares of common stock to this investor realizing net proceeds
    of $143,384.   During  1997, the Company sold 501,934
    shares of common stock to this investor realizing net
    proceeds of $2,480,017.   During  1998 the expiration
    date of this agreement was extended from June 2, 1998 to August 30, 2000.

    The Company has reserved 650,000 shares of its common
    stock for issuance under its 1993 Stock  Option Plan,
    the  successor  plan  to the 1983 Stock Option  Plan.
    The  Company's Board of  Directors  approved  a  1998
    Stock Option Plan on December 15, 1997 covering up to
    2,500,000  shares  of  common  stock and on that date
    granted options to purchase 755,000  shares,  subject
    to  shareholder approval, which was obtained in  May,
    1998.   Both  plans  provide for options which may be
    issued as nonqualified  or  qualified incentive stock
    options.   All  options granted  are  exercisable  in
    increments of 20  -  25%  per year beginning one year
    from  the  date of grant.   All  options  granted  to
    employees have a ten year term.

    The Company accounts for its stock-based compensation
    plans  under   APB   Opinion  No.  25.   Accordingly,
    compensation expense has been recognized only to the extent the exercise price was below the fair market value at the time of the grant. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards consistent with the method of SFAS
    No. 123, the Company's net income (loss) per share would have been reduced to the pro forma amounts indicated below:

                                                                  1999              1998              1997

Net income (loss)                   As reported               $2,398,586        $1,989,005     $(5,186,131)
                                    Pro forma                 $1,855,680        $1,359,147     $(5,594,350)
Net income (loss) per common share  As reported
                                      Basic                        $.30              $.25            $(.67)
                                      Diluted                      $.27              $.24            $(.67)
                                    Pro forma
                                      Basic                        $.23              $.17            $(.73)
                                      Diluted                      $.21              $.16            $(.73)


    Compensation expense recognized in the statement of operations for the year ended December 31, 1999, 1998 and 1997 was approximately $355,638, $215,991, and $-
    0- respectively, for options issued at an exercised price below fair market values at the time of the grant. The SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, so the resulting pro forma compensation cost may not be representative of that to be expected in future years.

    For purposes of the disclosure above, the fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighed-average assumptions used for grants in 1999, 1998, and 1997.

                                         1999               1998               1997

Dividend yield                           .00%               .00%               .00%
Expected volatility                    64.47%             59.00%             58.86%
Risk-free interest rate                 4.58%              5.61%              6.79%
Expected life                         7 years            7 years            7 years

A summary of stock option and warrant transactions for the years ended December 31, 1999, 1998 and 1997 is shown below:

                                               1999                           1998                          1997
OPTIONS                                SHARES        WEIGHTED          SHARES     WEIGHTED          SHARES        WEIGHTED
                                                     AVERAGE                      AVERAGE                          AVERAGE
                                                      PRICE                        PRICE                            PRICE




Shares under option, beginning
  of year                             1,715,475      $4.16            655,746       $2.40            231,489       $5.53

  Options granted                       536,537       6.55          1,163,720        5.15            797,246        3.00

  Options exercised                    (47,517)       3.14            (22,450)       2.31            (68,128)       3.64

  Options terminated                   (22,975)       5.43            (81,541)       4.61           (304,861)       6.06
                                      --------       -----          ---------       -----           --------       -----
Shares under option, end of year      2,181,520       4.76          1,715,475        4.16            655,746        2.40
                                      =========      =====          =========       =====           ========       =====

Shares exercisable                      656,556      $4.15            379,146       $4.11             46,292       $3.01
                                      =========      =====          =========       =====           ========       =====

Weighted average fair value of
 options granted                          $4.35                         $3.33                          $3.53
                                      =========                     =========                       ========

WARRANTS

Warrants outstanding, beginning
 of year                                196,672      $7.20            194,770       $7.12             92,799       $6.21
Warrants granted                          5,289       6.38             10,850       11.25            165,412        6.49
Warrants exercised                     (104,381)      6.92             (3,594)       4.87            (58,622)       4.69
Warrants expired                         (8,685)      5.76             (5,354)       5.37             (4,819)       6.80
                                       --------      -----            -------       -----            -------       -----
Warrants outstanding, end of year        88,895      $7.68            196,672       $7.20            194,770       $7.12
                                       ========                       =======                        =======

    7. SALES INFORMATION

    Sales to one customer were approximately $16,287,000 or 55% of the Company's total sales in 1999. Sales to this same customer were approximately $11,763,000 or
    53%  of  the  Company's  total  sales  in  1998   and
    approximately $6,748,000 or 41% of the Company's total sales in 1997.

    Export sales to unaffiliated customers, primarily  in
    Europe   and   South   America   were   approximately
    $5,219,000, $3,435,000, and $3,290,000 in  1999, 1998
    and 1997, respectively.

    In accordance with SFAS No. 131 related to segment reporting, the Company has determined that it operates in one segment.

8.  INCOME TAXES

    The components of the income (loss) before income taxes for the years ended December 31, 1999, 1998 and 1997 is presented below:

                                                     1999               1998               1997
Domestic (loss) income                         $2,789,452         $1,034,427       $(4,214,949)
Foreign loss                                            -                  -          (815,558)
                                               ----------         ----------       -----------
                                               $2,789,452         $1,034,427       $(5,030,507)
                                               ==========         ==========       ===========


    The income tax provision (benefit) includes the following:

                                            1999               1998               1997
Current income tax payable
(refundable):
  Federal                                $80,908            $12,775       $          -
  State                                   17,299              3,025             10,025
  Foreign                                      -                  -                  -
                                         -------            -------       ------------
                                         $98,207            $15,800             10,025
                                         -------            -------       ------------
Deferred income tax:
  Federal                                510,123            236,281         (1,483,659)
  State                                   48,660             93,738            (97,872)
  Foreign                                      -                  -                  -
  Increase (decrease) in valuation      (558,783)          (330,019)         1,579,306
   allowance                                   -                  -             (2,225)
                                        --------           --------
                                         $98,207            $15,800       $      7,800        -
                                        ========           ========       ============


    The income tax  (benefit)  provision differs
    from  those  computed  using  the  statutory
    federal   tax  rate  of  34%,  due  to   the
    following:

                                                1999               1998                 1997
Tax at statutory federal rate               $948,414           $351,705          $(1,710,372)
US tax effect of foreign losses             (312,024)                -               302,572
State taxes, net of federal tax benefit        4,857             64,136             (107,671)
Utilization of tax credits                         -            (31,977)                   -
(Decrease) increase in valuation            (558,783)          (354,118)           1,528,621
 allowance
Other                                         15,743            (13,946)              (5,350)
                                            --------           --------          -----------
                                            $ 98,207           $ 15,800          $     7,800    -
                                            ========           ========          ===========

The deferred income tax asset (liability) recorded in the consolidated balance sheets results from differences between financial statement and tax reporting of income and deductions. A summary of the composition of the deferred income tax asset (liability) follows:

                                      1999             1998
                                    DOMESTIC         DOMESTIC
General business credits            $1,055,314      $   944,253
Net operating losses                 1,305,396        2,537,748
Deferred compensation                  956,317          694,091
Alternative minimum tax credits        329,273          256,755
Inventory                              165,173          157,079
Accounts receivable                     35,457           40,805
Capitalized software                (1,004,616)      (1,258,848)
Fixed assets                           (65,687)         (54,634)
Restructuring                          205,314          204,071
Other                                   46,264           65,668
                                    ----------       ----------
                                     3,028,205        3,586,988
Valuation allowance                 (3,028,205)      (3,586,988)
                                    ----------       ----------
Deferred asset (liability)          $        -       $        -
                                    ==========       ==========

The Company has $3,613,311 of federal net operating loss carryforwards available as of December 31, 1999, of that total, $782,000 is limited to a utilization of approximately $100,000 annually. The carryforwards expire in varying amounts in 1999 through 2012. The valuation allowance has decreased by $558,783 during the year ended December 31, 1999.

As of December 31, 1999, the Company had approximately $909,000 of net operating loss carryforwards available to offset future earnings of MOSCOM Limited, and approximately $1,594,000 of net operating loss carryforwards to offset future earnings of MOSCOM GmbH. These subsidiaries were closed in 1997.

The Company's tax credit carryforwards as of December 31, 1998 are as follows:

DESCRIPTION                                          AMOUNT                EXPIRATION DATES
General business credits                            990,052                     1999 - 2019

New York State investment tax credits                65,262                     2001 - 2014

Alternative minimum tax credits                     329,273              No expiration date

Cash paid (received) for income taxes during the years ended December 31, 1999, 1998 and 1997 totaled $11,705, $(87,018) and $-0-, respectively.

9.  COMMITMENTS

OPERATING LEASE OBLIGATIONS - The Company leases current manufacturing and office facilities and certain equipment under operating leases, and capital leases, which expire at various dates through 2005. The facility leases provide for extension privileges. Rent expense under all operating leases (exclusive of real estate taxes and other expenses payable under the leases) was $453,000, $534,000, and $830,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

Minimum lease payments as of December 31, 1999 under operating leases are as follows:

YEAR ENDING DECEMBER 31,                                 CAPITAL LEASES          OPERATING LEASES                       TOTAL
          2000                                                $  89,297                  $627,257                    $716,554
          2001                                                   69,993                   541,452                     611,445
          2002                                                   32,973                   197,241                     230,214
          2003                                                   19,370                   197,241                     216,611
          2004                                                    8,071                    33,741                      41,812
          Thereafter                                                  -                     1,796                       1,796
                                                              ---------                ----------                  ----------
                                                              $ 219,704                $1,598,728                  $1,818,432

Less:  Amounts representing interest                            (38,886)
Present Value of Minimum
Capital lease payments                                          180,818
Less:  Current Portion                                          (70,106)
                                                              ---------
                                                              $ 110,712
                                                              =========

Legal Matters - The Company is subject to litigation from time to time in the ordinary course of business. Although the amount of any liability with respect to such litigation cannot be determined, in the opinion of management, such liability will not have a material adverse effect on the Company's financial condition or results of operations.

10. LONG-TERM DEBT


    In November 1998, the TAG Division of the Company entered into a note payable in the amount of $1,100,000. Interest is payable monthly at the rate of thirteen percent per annum, through December 1, 2003, at which time the principal balance is due. The note is secured
    by  substantially  all   the   assets  and  intellectual
    property of the company.


    In connection with the note, the Company granted warrants to the lender to purchase up to four and a half percent of the common stock of the Company as set forth in the agreement. The Company has determined the fair value of the warrants to be $175,000 and has capitalized this amount in other assets. This amount will be amortized as interest expense over the term of the note.


    Subsequent   to   year   end   in  connection  with  the
    acquisition the note payable was repaid.

11.    LINES OF CREDIT


    The Company maintains a secured line of credit agreement with a major commercial bank for up to $3,000,000, all of which is available as of December 31, 1999. The Company also maintains a separate $7,000,000 three year acquisition revolving credit agreement with the same bank. There have been no borrowings against either agreement as of December 31, 1999.


12. OTHER EXPENSES


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

The other non-recurring charges of $1,249,339 consist of a variety of items including $276,712 of costs incurred in connection with the withdrawn Votan initial public offering, the write-off accounts receivable of $492,500, the write-off of capitalized software associated with the Votan voice technologies of $470,876 and miscellaneous expenses of $9,251. During the third quarter of 1999 the Company recovered $166,650 previously charged against income in connection with the termination of a facilites lease held by a former subsidiary. This recovery completes the accounting for the restructuring accrual recorded in 1997.

13. STOCKHOLDERS' RIGHTS PLAN

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

                PART III

ITEM 10   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information relating to directors of the Company is incorporated herein by reference to page 3 - 5 of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held May 18, 2000 {see "Election of Directors" and "Compliance With Section 16 (a)".}

     The following lists the names and ages of all executive officers of the Company, all persons chosen to become executive officers, all positions and offices with the Company held by such persons, and the business experience during the past five years of such persons. All officers were elected or re- elected to their present positions for terms ending on May 18, 2000 and until their respective successors are elected and qualified.

             MANAGEMENT

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Directors and executive officers of Veramark are as follows:

NAME                                  AGE          POSITION
David G. Mazzella                     59           Chairman of the Board, President and C.E.O.

John E. Mooney                        55           Director

William J. Reilly                     51           Director

John E. Gould                         55           Director

James R. Scielzo                      57           Director

Robert Stubbs                         65           Director

Paul T. Babarik                       58           Vice President - Telemanagement Sales

Robert L. Boxer                       46           Vice President, Secretary, General Counsel

James W. Karr                         56           Vice President - Sales, Billing And Customer Care

John P. King                          62           Vice President - Product Management

Ronald C. Lundy                       48           Treasurer

Douglas F. Smith                      56           Vice President - Operations

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

     JOHN E. MOONEY rejoined the Board of Directors and served as Chairman of the Board of Veramark from June 1997 until December 19, 1998. He had previously been a director of Veramark from May 1985 until his resignation in May 1997. Until August 1998 and for the past five years, he has been Chief Executive Officer of Essex Investment Group, Inc., an investment management and financial services firm. Since August 1998 Mr. Mooney has been Chief Executive Officer of Jem Properties, Inc., a real estate investment and management firm. Mr. Mooney has chosen not to stand for re-election as a Director of Veramark following the completion of the current term in May, 2000.

     WILLIAM J. REILLY has been a Director of Veramark since June 1997. He is the Executive Vice President for Checkpoint Systems, Inc., a manufacturer and distributor of systems for electronic article surveillance, electronic access control, closed circuit television and radio frequency identifications. He has served in that capacity for more than five years.

     JOHN E. GOULD has been a Director of Veramark since August 1997. For more than five years Mr. Gould has been a partner in Gould & Wilkie, a general practice law firm in New York City. Mr. Gould is also Chairman of the American Geographical Society.

     JAMES R. SCIELZO was appointed to the Board of Directors of Veramark in March 1998. From 1994, until his retirement in 1999, Mr. Scielzo held the position of Senior Vice President and Chief Technology Officer for Young & Rubicam, Inc., a global corporate communications, advertising and public relations firm. Prior to that, he was Senior vice President/Chief Technology Officer at Wundermann Cajo Johnson, the direct response advertising subsidiary of Young & Rubicam, and the Director of systems Development for Young & Rubicam.

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

ITEM 11   EXECUTIVE COMPENSATION

     Information relating to executive compensation is incorporated by reference on pages 21-26 of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held May 18, 2000. (See "Executive Compensation" and "Corporate Governance Information.")

ITEM 12   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information relating to the security holdings of more than five percent holders and directors and officers of the Company is incorporated herein by reference to pages 2-4 of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held May 18, 2000.

ITEM 13   CERTAIN   RELATIONSHIPS   AND RELATED TRANSACTIONS

     None.

                PART IV

ITEM 14   EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULE AND
          REPORTS ON FORM 8-K

(a)  REPORTS ON FORM 8-K

1.        Registrant  filed  a form 8-K with  the  Securities  and  Exchange
   Commission   on   October  20,  1999 announcing  that  the   Company  had
   entered   a  Letter  of  Intent   to acquire The Angeles Group, Inc.

2. Registrant filed a form 8-K with the Securities and Exchange Commission on January 13, 2000 announcing that the Company on January 7, 2000 had consummated its acquisition of The Angeles Group ("TAG"), a supplier of enterprise software solutions.

   TAG has it's headquarters located in Westlake village, California, and will be operated as a division of Veramark. The transaction was structured as a stock for stock merger with the shareholders of TAG receiving 360,850 shares of Veramark common stock, which represents an aggregate value of approximately $4,059,562, assuming a price per share of Veramark common stock of $11.25. In addition, Veramark assumed and paid debt of TAG totaling approximately $1.1 million and transaction related broker, accounting, and legal fees of approximately $600,000 were paid in cash out of working capital.

   TAG's most significant product, the Quantum Series, is a comprehensive telemanagement software system for large enterprises. The Quantum Series features integrated modules with full capability for call accounting, directory, bill reconciliation, cable management, inventory and PBX intruder alert capabilities. The TAG assets acquired by Veramark in the merger are used in connection with the development, sale and service of enterprise software solutions. Veramark intends to continue to use the assets for such purpose.

   TAG   was   not   affiliated    with Veramark, any director or officer of
   Veramark or any associate of any such directory or officer prior to the merger.

(b)  Exhibits (numbered  in accordance with item 601 of regulation S-K)

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

Signature                             Capacity                           Date


______________________________        Chairman of the Board, Director    March  14, 1999
David G. Mazzella


______________________________        Director                           March  14, 1999
John E. Gould

______________________________        Director                           March  14, 1999
John E. Mooney


______________________________        Director                           March  14, 1999
William J. Reilly

______________________________        Director                           March  14, 1999
Robert Stubbs


______________________________        Director                           March  14, 1999
James R. Scielzo

______________________________        Treasurer                          March  14, 1999
Ronald C. Lundy

Exhibit 11.1

                              VERAMARK TECHNOLOGIES, INC.
                                    and Subsidiaries
                           Calculation of Earnings per Share

                                                     Twelve Months Ended December 31,


                                                          1999                1998                1997
BASIC
Net Earnings (Loss)                                 $2,694,452          $1,019,427          $(5,030,507)
                                                    ==========          ==========          ===========
Weighted Average common shares outstanding           7,612,333           7,565,796            7,331,360

Earnings  (Loss) per common & common equivalent
 share                                                    $.35                $.13                $(.69)
                                                    ==========          ==========          ===========

DILUTED

Net Earnings (Loss)                                 $2,694,452          $1,019,427          $(5,030,507)
                                                    ==========          ==========          ===========

Weighted average shares outstanding                  7,612,333           7,565,796            7,331,360

Additional dilutive effect of stock options &
 warrants after application of treasury stock
 method                                                827,479             345,963                    -
                                                    ----------          ----------          -----------

Weighted average shares outstanding                  8,439,812           7,911,759            7,331,360
                                                    ==========          ==========          ===========
Earnings  (Loss) per common share assuming full
 dilution                                                 $.32                $.13                $(.69)
                                                    ==========          ==========          ===========


Exhibit 23.1

                 CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

As independent public accountants, we hereby consent to the incorporation of our reports included in this Form 10-K, into the Company's previously filed Registration Statement File No. 333-30991.



                                       ARTHUR ANDERSEN LLP


Rochester, New York
March 13, 2000