Form 10-Q
period 2000-03-31
VERAMARK TECHNOLOGIES INC
filed 2000-05-15
CIK 747605

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                  Quarterly Report Under Section 13 or 15 (d)
                    of the Securities Exchange Act of 1934

                       For Quarter Ended March 31, 2000

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

          YES      XX         NO

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 2000.

     Common stock, par value $.10            8,063,548 shares

     This report consists of 15 pages.

                                     INDEX



                                                                 PAGE

PART I    FINANCIAL INFORMATION

   Item 1 Financial Statements

          Condensed Balance Sheets -                             3 -  4
          March 31, 2000 and December 31, 1999

          Condensed Statements of Operations -                   5
          Three Months Ended March 31, 2000 and 1999

          Condensed Statements of Cash Flows -                   6
          Three Months Ended March 31, 2000 and 1999

          Notes To Condensed Financial Statements                7 -  8


   Item 2 Management's Discussion and Analysis of                9 - 13
          Financial Condition and Results of Operations



PART II   OTHER INFORMATION

   Item 6 Exhibits and Reports on Form 8-K                      14 - 15

                       PART  I -  FINANCIAL INFORMATION

                          VERAMARK TECHNOLOGIES, INC.

                           CONDENSED BALANCE SHEETS

                                                          MARCH 31,            DECEMBER 31,
ASSETS                                                        2000                    1999
CURRENT ASSETS:                                         (Unaudited)

   Cash and Cash Equivalents                           $  1,186,651            $  2,894,500
     Investments                                          4,404,053               5,137,268
     Accounts Receivable, trade (net of
     allowance for doubtful accounts of
     $269,000 and $260,000, respectively)                 2,340,319               3,821,244
   Net Inventories                                          589,915                 557,123
   Prepaid Expenses                                         205,975                 596,574
                                                       ------------            ------------
        Total Current Assets                              8,726,913              13,006,709

PROPERTY AND EQUIPMENT                                    7,670,003               7,664,867
   Less Accumulated Depreciation                         (4,614,427)             (4,563,669)
                                                       ------------            ------------
        Property and Equipment (Net)                      3,055,576               3,101,198

OTHER ASSETS:
     Software Development Costs
     (Net of accumulated amortization of
     $1,588,463 and  $1,531,720,
     respectively)                                        2,457,240               2,691,807
      Pension Assets                                      1,977,710               1,977,710
      Deposits and Other Assets                             547,211                 511,858
                                                       ------------            ------------
   Total Other Assets                                     4,982,161               5,181,375
                                                       ------------            ------------
TOTAL ASSETS                                           $ 16,764,650            $ 21,289,282
                                                       ============            ============

See notes to Condensed Financial Statements.

                          VERAMARK TECHNOLOGIES, INC.

                           CONDENSED BALANCE SHEETS


                                                                       March 31,              December 31,
                                                                           2000                      1999
                                                                      (Unaudited)


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts Payable                                                  $  1,097,828            $    827,837
  Accrued Compensation and Related Taxes                               1,651,876               2,021,102
  Deferred Revenue                                                     3,310,262               3,515,957
  Other Accrued Expenses and Current Liabilities                         314,609                 438,787
                                                                    ------------            ------------

     Total Current Liabilities                                         6,374,575               6,803,683

  Note Payable                                                                 -               1,100,000
  Long Term Portion of Capital Leases                                     51,047                 110,712
  Pension Obligation                                                   3,130,822               3,043,771
                                                                    ------------            ------------

  Total Liabilities                                                    9,556,444              11,058,166

STOCKHOLDERS' EQUITY:
   Common Stock, par value $.10, 20,000,000 shares
    authorized; issued and  outstanding, 8,143,773
    and 8,143,673, respectively                                          814,377                 814,367
   Additional Paid-in Capital                                         19,946,508              20,109,463
   Retained Earnings (Deficit)                                       (13,166,922)            (10,306,957)

Treasury Stock (80,225 shares at cost)                                 (385,757)               (385,757)
                                                                    ------------            ------------

Total Stockholders' Equity                                             7,208,206              10,231,116
                                                                    ------------            ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 16,764,650            $ 21,289,282
                                                                    ============            ============


See notes to Condensed Financial Statements.

                          VERAMARK TECHNOLOGIES, INC.

                      CONDENSED STATEMENTS OF OPERATIONS

                                                              Three Months Ended
                                                                    March 31,

                                                                  (Unaudited)

                                                      2000                      1999

SALES                                            $ 4,914,417                  $ 6,434,695

COSTS AND OPERATING EXPENSES:
  Cost of Sales                                      868,140                      804,300
  Engineering & Software Development               1,897,942                      978,330
  Selling, General and Administrative              4,439,431                    3,987,864
                                                 -----------                  -----------
     Total Costs and Operating Expenses            7,205,513                    5,770,494

INCOME (LOSS) FROM OPERATIONS                     (2,291,096)                     664,201

NET INTEREST INCOME                                   30,073                       32,411

MERGER EXPENSES (Note 4)                             598,942                            -
                                                 -----------                  -----------

INCOME (LOSS) BEFORE INCOME TAXES                 (2,859,965)                     696,612

INCOME TAXES                                               -                       20,000
                                                 -----------                  -----------

NET INCOME (LOSS)                                $(2,859,965)                 $   676,612
                                                 ===========                  ===========

NET INCOME (LOSS) PER SHARE
    Basic                                             $ (.36)                       $ .09
                                                      ======                        =====
    Diluted                                           $ (.36)                       $ .08
                                                      ======                        =====


SEE NOTES TO CONDENSED FINANCIAL STATEMENTS.

                          VERAMARK TECHNOLOGIES, INC.
                      CONDENSED STATEMENTS OF CASH FLOWS




                                                                Three Months Ended March 31,
                                                                2000                     1999

                                                                         (Unaudited)

OPERATING ACTIVITIES:
Net Income (Loss)                                         $(2,859,965)                $   676,612
Adjustments to Reconcile Net Income (Loss) to Net
Cash Provided (used) by Operating Activities
    Depreciation and Amortization                             495,023                     315,011
    Provision for Losses on Accounts Receivable                 9,000                       5,000
    Provision for Inventory Obsolescence                       24,999                      47,500
    Loss on Disposal of Fixed Assets                              426                       2,399

  Changes in Assets and Liabilities
     Accounts Receivable                                    1,471,925                    (165,333)
     Inventories                                              (57,791)                    (19,436)
     Prepaid Expenses and Other Current Assets                227,010                    (182,535)
     Deposits and Other Assets                                (35,353)                    202,385
     Accounts Payable                                         269,991                     133,036
     Accrued Compensation and Related Taxes                  (369,226)                    159,294
     Deferred Revenue                                        (205,695)                    151,318
     Other Current Liabilities                                (66,656)                    (58,278)
     Increase in Pension Obligation                            87,051                     123,466
                                                          -----------                 -----------

  Net Adjustments                                           1,850,704                     713,827
                                                          -----------                 -----------

  Net Cash Flows Provided (Used) by Operating              (1,009,261)                  1,390,439
   Activities

INVESTING ACTIVITIES:
   Investments                                                733,215                     598,421
   Additions to Property and Equipment                       (181,574)                   (646,853)
   Software Development Costs                                 (33,686)                   (393,907)

  Net Cash Flows Provided (Used) by Investing             -----------                 -----------
   Activities:                                                517,955                    (442,339)

FINANCING ACTIVITIES:
   Repayment of Note Payable                               (1,100,000)                          -
   Repayment of Capital Leases                               (117,187)                          -
   Exercise of Stock Options and Warrants                         644                     212,320
   Treasury Stock Purchases                                         -                     (62,500)
                                                          -----------                 -----------

  Net Cash Flows Provided (Used) by Financing              (1,216,543)                    149,820
   Activities                                             -----------                 -----------

NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                               (1,707,849)                  1,097,920

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD              2,894,500                   1,497,125
                                                          -----------                 -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                  $ 1,186,651                 $ 2,595,045
                                                          ===========                 ===========

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

(1)  GENERAL

     The accompanying unaudited financial statements include all adjustments of a normal and recurring nature which are, in the opinion of Company's management, necessary to present fairly the Company's financial position as of March 31, 2000 and the results of its operations and cash flows for the three months ended March 31, 2000 and 1999.

     On January 7, 2000, Veramark Technologies, Inc. (the "Company") issued 360,850 shares of common stock in exchange for all of the outstanding shares of The Angeles Group, Inc. This business combination was accounted for as a pooling of interests, and accordingly, the historical financial statements of the Company have been restated to include the consolidated financial statements of Veramark Technologies, Inc. and The Angeles Group, Inc. for all periods presented.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted
accounting  principles   have  been  omitted  pursuant  to  the  rules  and
regulations of the Securities and Exchange Commission. These condensed financial statements should be read in conjunction with the supplemental financial statements and related notes contained in the Company's annual 10-K report to the Securities and Exchange Commission for the year ended December 31, 1999.

     The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for a full year's operation.

(2)  INVENTORIES

     The composition of inventories at March 31, 2000 and December 31, 1999 was as follows:

                                                            MARCH 31,            DECEMBER 31,
                                                                2000                    1999

Purchased parts and components                              $ 484,633              $ 423,460
Work in process                                                59,442                 94,991
Finished goods                                                 45,840                 38,672
                                                            ---------              ---------
                                                            $ 589,915              $ 557,123
                                                            =========              =========

(3)  PROPERTY AND EQUIPMENT

     The major classifications of property and equipment at March 31, 2000, and December 31, 1999 are:

                                                   MARCH 31,                DECEMBER 31,
                                                       2000                        1999
Machinery and equipment                         $ 1,259,164                 $ 1,241,036
Computer hardware and software                    3,642,637                   3,679,595
Furniture and fixtures                            1,401,356                   1,376,024
Leasehold improvements                            1,366,846                   1,368,212
                                                -----------                 -----------
                                                $ 7,670,003                 $ 7,664,867
                                                ===========                 ===========

(1) On January 7, 2000, the Company acquired all of the outstanding shares of The Angeles Group in a stock for stock merger accounted for as a pooling of interests. In connection with the merger, the Company issued 360,850 shares of common stock with an aggregate value of $4,059,562. In connection with the acquisition, the Company paid the debt of The Angeles Group of $1.1 million and incurred transaction costs of approximately $600,000.

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

RESULTS OF OPERATIONS

     Sales for the three months ended March 31, 2000 were $4,914,417, representing a 24% decrease from the $6,434,695 of sales for the three months ended March 31, 1999. The decline in sales is believed to be primarily the result of a major reorganization currently being undertaken by the Company's largest customer, Lucent Technologies. Among other changes, on March 1, 2000, Lucent announced its intention to spin-off a portion of its PBX business into a new company. On April 3, 2000, Lucent announced the sale of the remainder of its PBX business to an unaffiliated company, which will be a reseller of Lucent branded products. All of the products sold by Veramark to Lucent are part of the business units that were either sold or will be spun-off. Veramark expects to continue to sell all of its Lucent branded products to these two new customers. However, due to the transition, sales to Lucent of Veramark's core telemanagement products and related services have declined 28% from the levels for the first quarter of 1999. At this time it is not possible for the Company to determine, with accuracy, as to what the impact of the reorganization will be or know how long it will continue.

     Subsequent to the end of the first quarter, the Company announced that Lucent had completed the certification of the Company's VeraWeb Internet Accounting software, and will sell the product to existing and new Lucent customers on an OEM basis beginning May 1, 2000. Veramark's new Internet accounting software has been integrated with Veramark's telemanagement software providing Lucent's business customers with a consolidated view of telecom and network usage costs. Veramark's integrated telemanagement software will also be sold through Veramark's other distributors of telecommunications and network products.

     Sales of Quantum, the Company's comprehensive telemanagement systems for large enterprises, which are sold by the Company's recently acquired Angeles Group Division, grew by 4% over 1999 first quarter levels. On March 2, 2000, it was announced that the Company had been awarded a contract for the Quantum product by M&I Data Services through The Angeles Group's distribution partner, Ameritech/SBC. The value of this contract to the Company is in excess of $500,000, with the revenue expected to be recognized during the second and third quarters of 2000.

     Sales of VeraBill, the Company's billing and customer care product, and DNT, the Company's enterprise-wide telemanagement system, declined 12% and 41% respectively from last years' first quarter levels. DNT is now being sold directly by the Company to end-users as a Lucent branded product on a referral basis, instead of Original Equimpent Manufacturer (OEM). By eliminating a layer of distribution, the Company should enjoy higher revenues per unit while offering end-users an attractive discount.

     Service bureau revenues increased 72% for the three months ended March 31, 2000 as compared to the same three months of 1999. During the first quarter of fiscal 2000, the Company received a three year extension of its telemanagement service bureau contract with Travelers Indemnity Company. The new contract runs through April 1, 2003, and is valued at approximately $500,000 in the aggregate.

     For the quarter ended March 31, 2000, product sales accounted for 56% of sales, with the remaining 44% derived from services such as maintenance and support, training, and installation services. For the same three months of 1999, product sales accounted for 66% of total sales, with services accounting for 34%.

     The gross margin earned for the quarter ended March 31, 2000 was 82% of sales, versus 88% for the quarter ended March 31, 1999. The lower gross margin is the result of manufacturing overhead and the amortization of capitalized software, both of which are relatively fixed in nature, therefore representing a higher percentage of the reduced sales volume.

     For the three months ended March 31, 2000, net engineering and development expenses of $1,897,942 were nearly double the net engineering and development expenses incurred of $978,330 for the same three month period of 1999. The increased expense reflects a combination of increased staffing and a reduction in development costs capitalized. The table below details gross engineering and development expenses, costs capitalized, and net engineering and development expenses for the three month periods ended March 31, 2000 and 1999.

                                                                    THREE MONTHS ENDED
                                                              MARCH 31,            MARCH 31,
                                                                  2000                 1999
Gross Expenditures for Engineering & Development             $ 1,931,628          $ 1,372,237

Less:  Development Costs Capitalized                             (33,686)            (393,907)
                                                             -----------          -----------
Net Expenditures for Engineering & Development               $ 1,897,942          $   978,330
                                                             ===========          ===========


     For the three months ended March 31, 2000, $268,253 of previously capitalized development costs were amortized and charged to cost of sales. This compares with $217,036 amortized and charged to cost of sales for the three months ended March 31, 1999.

     Selling, general, and administrative expenses of $4,439,431 for the three months ended March 31, 2000 rose 11% from $3,987,864 incurred for the three months ended March 31, 1999. The increased expense level reflects the expansion of the Company's staffing levels, primarily in the marketing, sales, and support groups over the past year.

     The Company incurred a net operating loss of $2,291,096 for the three months ended March 31, 2000, as compared with a net operating profit of $664,201 for the same three month period of 1999. In addition, the Company recorded a one-time charge of $598,942 for transaction costs in connection with the acquisition of The Angeles Group, which was completed January 7, 2000. After the effect of this charge, the Company recorded a net loss of $2,859,965, or $0.36 per share, for the first quarter ended March 31, 2000. For the three month period ended March 31, 1999, the Company realized a profit of $676,612 or $.08 per diluted share. Subsequent to the end of the first quarter, the Company took several steps, including selected staff reductions, in order to reduce its operating expenses. The Company will continue to investigate methods of further reducing operating expenses going forward.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's total cash position (cash on hand plus short-term investments) at March 31, 2000 was $5,590,704, compared with a total cash position at December 31, 1999 of $8,031,768. The decline in the cash balance reflects the combination of lower than anticipated sales revenues for the quarter ended March 31, 2000, and a cash outlay of approximately $1,700,000 attributable to the Company's acquisition of The Angeles Group
(TAG), completed in early January of 2000. The outlay included the repayment of a $1,100,000 note carried by TAG, and approximately $600,000 in brokers fees, legal, and accounting expenses.

     Accounts receivable declined from $3,821,244 at December 31, 1999 to $2,340,319 at March 31, 2000. The decline in receivables is primarily the result of the lower sales volume achieved during the first quarter of 2000 as compared to the fourth quarter of 1999. The Company has seen no unfavorable change in payment trends from its major customers.

     Prepaid expenses of $205,975 at March 31, 2000 compare with a balance of $596,574 at December 31, 1999. The reduction in prepaid expenses was a result of the elimination of prepaid interest associated with a warrant held by The Angeles Group's bank in connection with the above-referenced note payable, and acquisition expenses incurred through December 31, 1999, subsequently expensed in January.

     Capital spending for the quarter ended March 31, 2000 was $181,574 consisting primarily of computer hardware and software used in the development process. During the quarter, approximately $176,000 of fully depreciated equipment was disposed of and written off.

     Capitalized development costs of $2,457,240 at March 31, 2000 were down 9% from $2,691,807 at December 31, 1999. During the first quarter the Company capitalized $33,686 of development costs, and amortized $268,253 of costs previously capitalized related to the VeraBill and DNT product lines.

     Accrued compensation and related taxes declined from $2,021,102 at December 31, 1999 to $1,651,876 at March 31, 2000. The decrease reflects the payment of employee incentives paid during the first quarter based on 1999 operating results, and a reduction in commission expenses payable.

     Deferred revenues of $3,310,262 at March 31, 2000, compares with $3,515,957 at December 31, 1999. Deferred revenues represent the amount of unrecognized revenues related to a variety of services for which the Company has billed customers, but has not yet performed the associated service. These services typically include training, installation, custom rate updates and maintenance and support, which ultimately may or may not be utilized by customers. For the quarter ended March 31, 2000, 37% of company revenues were derived from previously deferred revenues, as compared with 30% of revenues for the quarter ended March 31, 1999.

     As a result of the net loss realized for the first quarter ended March 31, 2000, stockholders' equity decreased from $10,231,116 at December 31, 1999 to $7,208,206 at March 31, 2000.

     The Company maintains a private equity line of credit agreement with a single institutional investor. Under the equity line, the Company has the right to sell to the investor shares of the Company's common stock at a price equal to 88% of the average bid price of the stock for the subsequent ten trading days. During the term of the agreement the Company may sell up to $6 million to this investor, with no more than $500,000 in any single month. On March 29, 2000, the expiration date of this agreement was extended from August 30, 2000 to August 30, 2001. There were no transactions under this agreement during the first quarter of 2000.

     The Company also maintains an agreement with a major commercial bank for a secured demand line of credit arrangement in the amount of $3,000,000. In August 1999 the Company entered into an agreement with the same bank for a $7,000,000 three year acquisition revolving credit facility. This is in addition to the $3,000,000 demand line of credit agreement referenced above. There have been no borrowings against either agreement as of March 31, 2000.

     In light of its current cash position, past and anticipated reductions in operating expenses, and the credit arrangements referred to above, the Company believes that it has sufficient resources to meet its financial needs over the next twelve months.

                          PART II - OTHER INFORMATION

ITEM 6:             EXHIBITS AND REPORTS ON FORM 8-K

(1) Registrant's Condensed Financial Statements for the three months ended March 31, 2000 and 1999 are set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.

(2)  Calculation of earnings per share.

(3) On January 13, 2000, the Company filed a report on form 8-K announcing that it had completed its merger with The Angeles Group, Inc. ("TAG"), a supplier of telemanagement software systems for large enterprises. The transaction was structured as a stock-for-stock merger with the shareholders of TAG receiving 360,850 share of Veramark common stock, which represented an aggregate value of approximately $4,059,562, assuming a price per share of Veramark common stock of $11.25. In addition, Veramark assumed and paid debt of TAG totaling approximately $1.1 million, transaction related broker, accounting, and legal fees of approximately $600,000 were paid in cash out of working capital.

(4) On March 16, 2000, the Company filed a report on form 8-KA providing, on a pro-forma basis, the consolidated financial statements of Veramark Technologies, Inc. and The Angeles Group, Inc. for the years 1997 - 1999.

(5) On April 3, 2000, the Company filed a report on form 8-K announcing a change in the Company's certifying accountants, effective March 28, 2000. The Company's Board of Directors approved the engagement of the accounting firm of PricewaterhouseCoopers LLP as independent auditors for the Company and its Divisions and subsidiaries for the year ending December 31, 2000, subject to approval of stockholders. The audit relationship between the Company and its past independent auditors, Arthur Andersen LLP was continued through an orderly completion of all matters related to the year, which ended December 31, 1999. During the two most recent fiscal years and interim period subsequent to December 31, 1999, there were no disagreements with Arthur Andersen LLP or any matter of accounting principles or parties, financial statements disclosure, or auditing scope or procedure.

                                               EXHIBIT A: (2)

                          VERAMARK TECHNOLOGIES, INC.

                      CALCULATIONS OF EARNINGS PER SHARE

                                                                   Three Months Ended
                                                                       March 31,
                                                              2000                     1999

Basic
Net Income (Loss)                                      $(2,859,965)              $   676,612
                                                       ===========               ===========

Weighted Average Common Shares Outstanding               8,039,698                 7,950,987
                                                       ===========               ===========

Income (Loss) Per Common Share                              $ (.36)                    $ .09
                                                            ======                     =====

DILUTED

Net Income (Loss)                                      $(2,859,965)              $   676,612
                                                       ===========               ===========

Weighted Average Common Shares Outstanding               8,039,698                 7,950,987

Additional Dilutive Effect of Stock Options
 and Warrants after Application of Treasury
 Stock Method                                                    -                   613,381
                                                       -----------               -----------

Weighted Average Common Shares Outstanding               8,039,698                 8,564,368
                                                       ===========               ===========

Income (Loss) per Common Share and Common
 Equivalent Share                                           $ (.36)                    $ .08
                                                            ======                     =====

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                          VERAMARK TECHNOLOGIES, INC.

                                  REGISTRANT

Date:     May 15, 2000



_____________________________________
David G. Mazzella
President and CEO




Date:     May 15, 2000



_____________________________________
Ronald C. Lundy
Treasurer (Chief Accounting Officer)