Form 10-Q
period 2000-06-30
VERAMARK TECHNOLOGIES INC
filed 2000-08-14
CIK 747605

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                  Quarterly Report Under Section 13 or 15 (d)
                    of the Securities Exchange Act of 1934

                        For Quarter Ended June 30, 2000

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

                              N/A
(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirement for the past 90 days.

          YES      XX         NO

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 2000.

     Common stock, par value $.10            8,091,589 shares

     This report consists of 15 pages.

                                     INDEX



                                                                 PAGE

PART I    FINANCIAL INFORMATION

   Item 1 Financial Statements

          Condensed Balance Sheets -                             3 - 4
          June 30, 2000 and December 31, 1999

          Condensed Statements of Operations -                   5
          Three and Six Months Ended June 30, 2000 and 1999

          Condensed Statements of Cash Flows -                   6
          Six Months Ended June 30, 2000 and 1999

          Notes To Condensed Financial Statements                7 - 8



   Item 2 Management's Discussion and Analysis of                9 - 13
          Financial Condition and Results of Operations



PART II   OTHER INFORMATION

   Item 6 Exhibits and Reports on Form 8-K                      14 - 15

                       PART  I -  FINANCIAL INFORMATION

                          VERAMARK TECHNOLOGIES, INC.

                           CONDENSED BALANCE SHEETS


ASSETS
                                                         JUNE 30,           DECEMBER 31,
                                                            2000                   1999
CURRENT ASSETS:                                       (Unaudited)
   Cash and Cash Equivalents                          $   328,176             $ 2,894,500
   Investments                                          2,248,812               5,137,268
   Accounts Receivable, trade (net of
    allowance for doubtful accounts of
    $265,000 and $260,000, respectively)                1,316,012               3,821,244
   Net Inventories                                        496,086                 557,123
   Prepaid Expenses                                       278,142                 596,574
                                                      -----------             -----------
        Total Current Assets                            4,667,228              13,006,709


PROPERTY AND EQUIPMENT                                   6,767,786              7,664,867
   Less Accumulated Depreciation                        (3,862,397)            (4,563,669)
                                                      ------------            -----------
        Property and Equipment (Net)                     2,905,389              3,101,198

OTHER ASSETS:
   Software Development Costs
    (Net of accumulated amortization of
     $1,839,090 and $1,531,720,
     respectively)                                       2,278,701               2,691,807
   Pension Assets                                        1,977,710               1,977,710
   Deposits and Other Assets                               639,513                 511,858
                                                      ------------            ------------
   Total Other Assets                                    4,895,924               5,181,375
                                                      ------------            ------------
TOTAL ASSETS                                          $ 12,468,541            $ 21,289,282
                                                      ============            ============

See notes to Condensed Financial Statements.

                          VERAMARK TECHNOLOGIES, INC.

                           CONDENSED BALANCE SHEETS

                                                                       June 30,        December 31,
                                                                          2000                1999
                                                                   (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts Payable                                                  $    663,735            $    827,837
  Accrued Compensation and Related Taxes                               1,700,579               2,021,102
  Deferred Revenue                                                     2,476,014               3,515,957
  Other Accrued Expenses and Current Liabilities                         347,126                 438,787
                                                                    ------------            ------------
     Total Current Liabilities                                         5,187,454               6,803,683


  Note Payable                                                                 -               1,100,000
  Long Term Portion of Capital Leases                                     48,648                 110,712
  Pension Obligation                                                   3,229,539               3,043,771
                                                                    ------------            ------------
  Total Liabilities                                                    8,465,641              11,058,166


STOCKHOLDERS' EQUITY:
   Common Stock, par value $.10, 40,000,000
    shares authorized; issued and outstanding,
    8,171,814 and  8,143,673, respectively                               817,181                 814,367
   Additional Paid-in Capital                                         20,030,986              20,109,463
   Retained Deficit                                                  (16,459,510)            (10,306,957)

Treasury Stock (80,225 shares at cost)                                  (385,757)               (385,757)
                                                                    ------------            ------------
Total Stockholders' Equity                                             4,002,900              10,231,116
                                                                    ------------            ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 12,468,541            $ 21,289,282
                                                                    ============            ============

See notes to Condensed Financial Statements.

                          VERAMARK TECHNOLOGIES, INC.

                      CONDENSED STATEMENTS OF OPERATIONS


                                  (Unaudited)



                                                  THREE MONTHS ENDED                            SIX MONTHS ENDED
                                                         JUNE 30,                                   JUNE 30,
                                                  2000           1999                         2000            1999
SALES                                        $ 3,111,859       $ 7,309,406               $  8,026,276      $13,744,101

COSTS AND OPERATING EXPENSES:
  Cost of Sales                                  735,089         1,038,935                  1,603,229        1,843,235
  Engineering & Software Development           1,602,293         1,451,616                  3,500,235        2,429,946
  Selling, General and Administrative          4,059,821         3,949,961                  8,499,252        7,937,825
                                             -----------       -----------               ------------      -----------
   Total Costs and Operating Expenses          6,397,203         6,440,512                 13,602,716       12,211,006


INCOME (LOSS) FROM OPERATIONS                 (3,285,344)          868,894                 (5,576,440)       1,533,095

NET INTEREST INCOME (EXPENSE)                     (7,244)           26,424                     22,829           58,835

MERGER EXPENSES (Note 4)                               -                 -                    598,942                -
                                             -----------       -----------               ------------      -----------
INCOME (LOSS) BEFORE INCOME TAXES             (3,292,588)          895,318                 (6,152,553)       1,591,930

INCOME TAXES                                           -            25,000                          -           45,000
                                             -----------       -----------               ------------      -----------

NET INCOME (LOSS)                            $(3,292,588)      $   870,318               $ (6,152,553)      $1,546,930
                                             ===========       ===========               ============      ===========

INCOME (LOSS) PER SHARE:
    Basic                                       $  (.40)             $ .11                    $ (.76)            $ .19
                                             ==========        ===========               ============      ===========
    Diluted                                     $  (.40)             $ .10                    $ (.76)            $ .18
                                             ==========        ===========               ============      ===========



SEE NOTES TO CONDENSED FINANCIAL STATEMENTS.

                          VERAMARK TECHNOLOGIES, INC.
                      CONDENSED STATEMENTS OF CASH FLOWS


                                                           Six Months Ended June 30,
                                                              2000                  1999

                                                     (Unaudited)


OPERATING ACTVITITES:
Net Income (Loss)                                           $ (6,152,553)            $ 1,546,930
                                                            ------------             -----------
Adjustments to Reconcile Net Income (Loss) to Net Cash
 Provided (Used) by Operating Activities:
    Depreciation and Amortization                                966,988                 835,979
    Provision for Losses on Accounts Receivable                   18,000                  10,000
    Provision for Inventory Obsolescence                          89,998                  85,000
    Loss on Disposal of Fixed Assets                              17,484                   2,399

  Changes in Assets and Liabilities:
     Accounts Receivable                                       2,487,232                (585,626)
     Inventories                                                 (28,961)                 (9,154)
     Prepaid Expenses                                            154,843                (192,522)
     Deposits and Other Assets                                  (127,655)                 78,895
     Accounts Payable                                           (164,102)                (85,281)
     Accrued Compensation and Related Taxes                     (320,523)                311,163
     Deferred Revenue                                         (1,039,943)               (350,024)
     Other Current Liabilities                                   (91,661)                (24,100)
     Increase in Pension Obligation                              185,768                 196,131
                                                            ------------             -----------
  Net Adjustments                                              2,147,468                 272,860
                                                            ------------             -----------
  Net Cash Flows Provided (Used) by Operating
     Activities                                               (4,005,085)              1,819,790
                                                            ------------             -----------

INVESTING ACTIVITIES:
   Investments                                                 2,888,456                 100,778
   Additions to Property and Equipment                          (269,784)             (1,356,125)
   Software Development Costs                                   (105,774)               (393,907)
                                                            ------------             -----------
Net Cash Flows Provided (Used) by Investing Activities         2,512,898              (1,649,254)
                                                            ------------             -----------

FINANCING ACTIVITIES:
  Repayment of Note Payable                                   (1,100,000)                      -
  Repayment of Capital Leases                                    (62,064)                      -
  Exercise of Stock Options and Warrants                          20,752                 221,415
  Employee Stock Purchase Plan                                    67,175                  66,287
  Treasury Stock Purchases                                             -                (172,542)
                                                            ------------             -----------
  Net Cash Flows Provided (Used) by Financing
    Activities                                                (1,074,137)                115,160
                                                            ------------             -----------

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS            (2,566,324)                285,696

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                 2,894,500               1,497,125
                                                            ------------             -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                    $    328,176             $ 1,782,821
                                                            ============             ===========

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

(1)  GENERAL

     The accompanying unaudited financial statements include all adjustments of a normal and recurring nature which are, in the opinion of the Company's management, necessary to present fairly the Company's financial position as of June 30, 2000 and the results of its operations and cash flows for the three and six months ended June 30, 2000 and 1999.

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

     The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of the results to be expected for a full year's operation.

(2)  NET INVENTORIES

     The composition of net inventories at June 30, 2000 and December 31, 1999 was as follows:

                                           JUNE 30,        DECEMBER 31,
                                              2000                1999

Purchased parts and components           $ 358,240           $ 423,460
Work in process                             82,886              94,991
Finished goods                              54,960              38,672
                                         ---------           ---------
                                         $ 496,086           $ 557,123
                                         =========           =========

(3)  PROPERTY AND EQUIPMENT

     The major classifications of property and equipment, net at June 30, 2000, and December 31, 1999 are:

                                              JUNE 30,         DECEMBER 31,
                                                 2000                 1999
Machinery and equipment                   $   802,355          $ 1,241,036
Computer hardware and software              2,766,581            3,679,595
Furniture and fixtures                      1,816,291            1,376,024
Leasehold improvements                      1,382,559            1,368,212
                                          -----------          -----------
                                          $ 6,767,786          $ 7,664,867
                                          ===========          ===========


(4)  ACQUISITION

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

RESULTS OF OPERATIONS

     Sales for the three months ended June 30, 2000 of $3,111,859 decreased 57% from the sales recognized for the same three month period of 1999. For the six months ended June 30, 2000 sales of $8,026,276 were 42% less than for the six month period ended June 30, 1999.

     The decline in sales for both the three and six month periods ended June 30, 2000 as compared with the same three and six month periods of 1999, primarily reflect the adverse impact of the decision by Lucent Technologies, the Company's largest customer, to exit the PBX business through the sale of one unit to Exp@Nets, and the spin off of another (now called Avaya Communications.) Veramark expects to continue to sell all of its Lucent branded products to these two new customers. As a result of the disruption in Lucent's activities by this restructuring, sales of the Company's call accounting products to Lucent in the first six months of 2000 were 49% below sales achieved for the same six months of 1999. Now that the transition to Exp@Nets and Avaya is underway, the Company expects to see an increase in sales of its call accounting products and services for the remainder of 2000 over the levels recognized for the first and second quarters of the year.

     Sales of DNT, the Company's enterprise-wide management system which is marketed by Lucent and since July 1, 2000 by Avaya on a referral basis, were also adversely impacted by the changes undertaken by Lucent, with sales for the three and six months ended June 30, 2000 declining by 38% and 40% respectively, from the same three and six month periods of 1999. However, during the second quarter of 2000, the Company experienced a significant increase in quote activity for DNT, and many of these proposals are expected to close during the third and fourth quarters of 2000.

     Sales of Verabill, the Company's billing and customer care product offering decreased 37% for the second quarter of 2000 as compared with the second quarter of 1999, representing 9% of total sales for the second quarter. Subsequent to June 30, 2000, the Company has received several new orders for Verabill, and expects third quarter revenues to exceed the levels recognized for both the first and second quarters of 2000. The Company is proceeding with its previously announced plan to spin-off Verabill into a separate company and has retained the services of an investment banker to assist in that process. The purpose of the proposed spin-off is to provide complete focus and the additional resources to accelerate product development and expand sales and marketing efforts as required to move forward in this growing market. It is too early in the process to ascertain if the proposed spin-off will be accomplished as planned.

     Sales of Quantum, the Company's comprehensive telemanagement system for large enterprises, were 14% lower for the first six months of 2000 versus the same six month period of 1999. The decline in sales however, was the result of the timing of two very significant orders received late in the second quarter or subsequent to the close of the second quarter. Both of these orders will contribute significantly to third quarter 2000 sales.

     The Company's strategy regarding its Veraweb product and integrated call accounting, which was targeted at leveraging the large installed based the Company has with Lucent customers, was also impacted by the disruption at Lucent during the first half of the year. The Company's Veraweb product monitors network usage. The Company continues to believe that it is only a matter of time before a significant portion of companies with Internet access will require a product with Veraweb's capabilities. In anticipation of this emerging market, the Company continues to move forward with enhancements and refinement to the product and to expand its sales efforts through the Lucent/Avaya channel and through other distributors in the United States and Europe.

     For the quarter ended June 30, 2000 product sales accounted for 44% of total sales, with the remaining 56% derived from services such as maintenance and support, training, and installation. For the six months ended June 30, 2000 product sales accounted for 51% of total sales and services accounted for 49% of the total.

     Gross Margins for the three and six months ended June 30, 2000 were 76% and 80%, respectively. This compares with gross margin percentages of 86% and 87% for the same three and six month periods of 1999. The lower margins are due to overhead and amortization costs, both relatively fixed in nature, being applied to the lower sales revenues. Gross margins are expected to improve as sales volume increases.

     Net engineering and development expenses of $1,602,293 for the three months ended June 30, 2000 were 10% higher than the expense recognized for the same three month period of 1999. Net engineering and development expense of $3,500,235 for the six months ended June 30, 2000 increased 44% from the $2,429,946 of expense incurred for the six months ended June 30, 1999. The table below details gross engineering and development expenses, costs capitalized, and net engineering and development expenses for the three and six month periods ended June 30, 2000.

                                                  THREE MONTHS                       SIX MONTHS
                                                      ENDED                             ENDED
                                                    JUNE 30                           JUNE 30
                                              2000             1999             2000             1999

GROSS EXPENDITURES FOR ENGINEERING &
 DEVELOPMENT                               $1,674,381      $1,451,616        $3,606,009      $2,823,853
LESS:  DEVELOPMENT COSTS CAPITALIZED          (72,088)              -          (105,774)       (393,907)
                                           ----------      ----------        ----------      ----------

NET EXPENDITURES FOR ENGINEERING &
 DEVELOPMENT                               $1,602,293      $1,451,616        $3,500,235      $2,429,946
                                           ==========      ==========        ==========      ==========


     Selling, general, and administrative expense of $4,059,821 for the three months ended June 30, 2000 increased 3% from the same quarter of 1999. For the six months ended June 30, 2000 selling, general and administrative expenses of $8,499,252 were 7% higher than for the same six month period ended June 30, 1999.

     The Company incurred a net loss of $3,292,588, or $.40 per share for the quarter ended June 30, 2000, compared to a net profit of $870,318 or $0.10 per diluted share for the quarter ended June 30, 1999. For the six months ended June 30, 2000, the Company has incurred a net loss of $6,152,553, or $0.76 per share as contrasted with a net profit of $1,546,930 or $0.18 per diluted share for the six months ended June 30, 1999.

     As a result of these losses, the Company has taken measures to significantly reduce its operating expenses across all functional areas. During the second quarter the company reduced its staffing level from 266 employees at March 31, 2000 to 196 employees at June 30, 2000. Included in second quarter results was a charge of approximately $146,000 related to severance and other costs associated with this employment reduction. As a result, the Company expects its operating expenses to be reduced by approximately $1.5 million per quarter for the balance of 2000 as compared to the levels seen in both the first and second quarters of 2000.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's total cash position (cash on hand plus short-term investments) at June 30, 2000 was $2,576,988. This compares with a total cash position of $8,031,768 at December 31, 1999. The decline in the cash position reflects a combination of the significantly lower sales volumes resulting for the first six months of 2000 as well as an expenditure of approximately $1,700,000 associated with the Company's acquisition of The Angeles Group, completed in January 2000. During the second quarter the company undertook a number of initiatives including the staffing reductions referred to earlier in this filing, and the deferral of certain capital expenditures to reduce the overall rate of cash utilization, until such time as an increase in the order rate is realized.

     Accounts receivable of $1,316,012 at June 30, 2000 declined from $3,821,244 at December 31, 1999. The decline is directly attributable to the lower sales volumes achieved for the first half of 2000. There have been no significant changes in the payment habits of the Company's major customers.

     Capital equipment spending for the first six months of 2000 totaled $269,784, a significant decrease from the $1,356,125 of capital spending incurred during the first six months of 1999. As mentioned above, capital spending will continue at a rate greatly reduced from those levels seen in 1999.

     Software development costs capitalized and carried on the balance sheet at June 30, 2000 are $2,278,701 versus $2,691,807 at December 31, 1999. During the six months ended June 30, 2000, the Company capitalized $105,774 of development efforts against current projects, and amortized $518,800 of previously capitalized costs, all of which were associated with the Company's Verabill and DNT product lines.

     Total current liabilities have declined by 24% from the December 31, 1999 balance of $6,803,683 to $5,187,454 at June 30, 2000. The largest decline in current liabilities was in deferred revenue, which decreased 30% from December 31, 1999 to $2,476,014 at June 30, 2000. Deferred revenues represent the amount of unrecognized revenues related to a variety of services for which the Company has billed customers, but has not yet performed the associated service. These services typically include training, installation, custom rate updates, and maintenance and support. The decline stems from the lower sales volumes realized for the first six months of 2000, as compared with the quarterly sales revenues achieved throughout 1999.

     As a result of the operating losses incurred during the first and second quarters of 2000, Stockholders' Equity at June 30, 2000 was $4,002,900 versus $10,231,116 at December 31, 2000.

     The Company maintains a private equity line of credit agreement with a single institutional investor. Under the equity line, the Company has the right to sell to the investor shares of the Company's common stock at a price equal to 88% of the average bid price of the stock for the subsequent ten trading days. During the term of the agreement the Company may sell up to $6 million to this investor, with no more than $500,000 in any single month. On March 29, 2000, the expiration date of this agreement was extended from August 30, 2000 to August 30, 2001. There have been no transactions under this agreement during the first or second quarters of 2000.

     The Company also maintains an agreement with a major commercial bank for a secured demand line of credit arrangement in the amount of $3,000,000. In August 1999, the Company entered into an agreement with the same bank for a $7,000,000, three year acquisition revolving credit facility. This is in addition to the $3,000,000 demand line of credit agreement referenced above. There have been no borrowings against either agreement as of June 30, 2000.

     The Company has taken a number of steps during the first and second quarters of 2000 toward maintaining sufficient financial resources to carry out its operating plans. The most significant of these actions has been a phased reduction in staffing levels to match the current sales forecast for the balance of the year. Employment at June 30, 2000 was 196 employees versus 266 at March 31, 2000. In addition, the Company has delayed non-essential capital equipment spending and is closely monitoring other operating expenses, particularly travel and entertainment and outside professional service expenses.

     Given the actions taken above, as well as the credit arrangements currently in place, the Company believes that it will have sufficient financial resources available to carry out its operating objectives for the next twelve months.

                          PART II - OTHER INFORMATION

ITEM 6:             EXHIBITS AND REPORTS ON FORM 8-K

(1) Registrant's Condensed Financial Statements for the three and six months ended June 30, 2000 and 1999 are set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.

 (1) Calculation of earnings per share.


 (2) On April 3, 2000, the Company filed a report on form 8-K announcing a change in the Company's certifying accountants, effective March 28, 2000. The Company's Board of Directors approved the engagement of the accounting firm of PricewaterhouseCoopers LLP as independent auditors for the Company and its Divisions and subsidiaries for the year ending December 31, 2000, subject to approval of stockholders. The audit relationship between the Company and its past independent auditors, Arthur Andersen LLP was continued through an orderly completion of all matters related to the year which ended December 31, 1999. During the two most recent fiscal years and interim period subsequent to December 31, 1999, there were no disagreements with Arthur Andersen LLP or any matter of accounting principles or parties, financial statements disclosure, or auditing scope or procedure.

                                               EXHIBIT A: (2)

                          VERAMARK TECHNOLOGIES, INC.

                      CALCULATIONS OF EARNINGS PER SHARE



                                                Three Months Ended                Six Months Ended
                                                     June 30,                         June 30,
                                           2000              1999             2000              1999

Basic

Net Income (Loss)                         $(3,292,588)       $  870,318      $(6,152,553)       $1,546,930
                                          ===========        ==========      ===========        ==========

Weighted Average Shares Outstanding         8,065,380         7,941,032        8,052,539         7,946,010
                                          ===========        ==========      ===========        ==========

Income (Loss) Per Common Share                 $ .(40)            $ .11           $ (.76)            $ .19
                                               ======             =====           ======             =====

DILUTED
Net Income (Loss)                         $(3,292,588)       $  870,318      $(6,152,553)       $1,546,930
                                          ===========        ==========      ===========        ==========

Weighted Average Shares Outstanding         8,065,380         7,941,032        8,052,539         7,946,010

Additional Dilutive Effect of Stock
 Options and Warrants after
 Application of Treasury Stock Method               -           417,958                -           515,669
                                          -----------        ----------      -----------        ----------

Weighted Average Shares Outstanding         8,065,380         8,358,990        8,052,539         8,461,679
                                          ===========        ==========      ===========        ==========
Income (Loss) per Common Share and
 Common Equivalent Share                       $ (.40)            $ .10           $ (.76)            $ .18
                                               ======             =====           ======             =====

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                          VERAMARK TECHNOLOGIES, INC.

                                  REGISTRANT

Date:     August 14, 2000



_____________________________________
David G. Mazzella
President and CEO




Date:     August 14, 2000



_____________________________________
Ronald C. Lundy
Treasurer (Chief Accounting Officer)