Form 10-Q
period 2000-09-30
VERAMARK TECHNOLOGIES INC
filed 2000-11-14
CIK 747605

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                  Quarterly Report Under Section 13 or 15 (d)
                    of the Securities Exchange Act of 1934

                     For Quarter Ended September 30, 2000

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

          YES      XX         NO

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 2000.

     Common stock, par value $.10            8,104,713 shares

     This report consists of 15 pages.

                                                                      PAGE

PART I    FINANCIAL INFORMATION

   Item 1 Financial Statements

          Condensed Balance Sheets -                                  3 -  4
          September 30, 2000 and December 31, 1999

          Condensed Statements of Operations -                        5
          Three and Nine Months Ended September 30, 2000 and 1999

          Condensed Statements of Cash Flows -                        6
          Nine Months Ended September 30, 2000 and 1999

          Notes To Condensed Financial Statements                     7 -  8


   Item 2 Management's Discussion and Analysis of                     9 - 12
          Financial Condition and Results of Operations



PART II   OTHER INFORMATION

   Item 6 Exhibits and Reports on Form 8-K                           13 - 14

                       PART  I -  FINANCIAL INFORMATION

                          VERAMARK TECHNOLOGIES, INC.

                           CONDENSED BALANCE SHEETS

                                                      SEPTEMBER 30,            DECEMBER 31,
ASSETS                                                        2000                    1999
CURRENT ASSETS:                                         (Unaudited)
   Cash and Cash Equivalents                         $    803,320            $  2,894,500
   Investments                                            805,995               5,137,268
   Accounts Receivable, trade (net of
     allowance for doubtful accounts of
     $252,000 and $260,000, respectively)               2,280,150               3,821,244
   Net Inventories                                        401,591                 557,123
   Prepaid Expenses                                       272,931                 596,574
                                                     ------------            ------------
        Total Current Assets                            4,563,987              13,006,709


PROPERTY AND EQUIPMENT                                  6,703,409               7,664,867
   Less Accumulated Depreciation                       (3,988,463)             (4,563,669)
                                                     ------------            ------------
        Property and Equipment (Net)                    2,714,946               3,101,198


OTHER ASSETS:
   Software Development Costs
     (Net of accumulated amortization of
     $2,089,717 and  $1,531,720,
     respectively)                                      2,338,704               2,691,807
   Pension Assets                                       1,977,710               1,977,710
   Deposits and Other Assets                              629,677                 511,858
                                                     ------------            ------------
   Total Other Assets                                   4,946,091               5,181,375


TOTAL ASSETS                                         $ 12,225,024            $ 21,289,282
                                                     ============            ============

See notes to Condensed Financial Statements.

                          VERAMARK TECHNOLOGIES, INC.

                           CONDENSED BALANCE SHEETS

                                                                 September 30,           December 31,
                                                                         2000                   1999
                                                                   (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts Payable                                               $    649,852            $    827,837
  Accrued Compensation and Related Taxes                            1,812,129               2,021,102
  Deferred Revenue                                                  2,292,009               3,515,957
  Other Accrued Expenses and Current Liabilities                      280,670                 438,787
                                                                 ------------            ------------
     Total Current Liabilities                                      5,034,660               6,803,683

Note Payable                                                                -               1,100,000
Long Term Portion of Capital Leases                                    45,167                 110,712
Pension Obligation                                                  3,328,255               3,043,771
                                                                 ------------            ------------
    Total Liabilities                                               8,408,082              11,058,166


STOCKHOLDERS' EQUITY:
  Common Stock, par value $.10,
   40,000,000 shares authorized; issued and
   outstanding, 8,184,938 and  8,143,673, respectively                818,494                 814,367
  Additional Paid-in Capital                                       20,065,765              20,109,463
  Retained Deficit                                                (16,681,560)            (10,306,957)

Treasury Stock (80,225 shares at cost)                               (385,757)               (385,757)
                                                                 ------------            ------------
Total Stockholders' Equity                                          3,816,942              10,231,116

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $ 12,225,024            $ 21,289,282
                                                                 ============            ============


See notes to Condensed Financial Statements.

                          VERAMARK TECHNOLOGIES, INC.

                      CONDENSED STATEMENTS OF OPERATIONS


                                  (Unaudited)



                                                   THREE MONTHS ENDED                           NINE MONTHS ENDED
                                                      SEPTEMBER 30,                               SEPTEMBER 30,
                                                  2000            1999                       2000               1999

SALES                                        $ 4,889,126       $ 7,537,346               $ 12,915,402      $21,281,447

COSTS AND OPERATING EXPENSES:
  Cost of Sales                                  821,037           913,687                  2,424,266        2,756,922
  Engineering & Software Development             950,090         1,727,938                  4,450,325        4,157,884
  Selling, General and Administrative          3,351,556         4,044,473                 11,850,808       11,982,298
                                             -----------       -----------               ------------      -----------
   Total Costs and Operating Expenses          5,122,683         6,686,098                 18,725,399       18,897,104


INCOME (LOSS) FROM OPERATIONS                   (233,557)          851,248                 (5,809,997)       2,384,343

NET INTEREST INCOME (EXPENSE)                     11,507           (15,320)                    34,336           43,515

MERGER EXPENSES (Note 4)                               -                 -                    598,942                -
                                             -----------       -----------               ------------      -----------

INCOME (LOSS) BEFORE INCOME TAXES               (222,050)          835,928                 (6,374,603)       2,427,858

INCOME TAXES                                           -            30,000                          -           75,000
                                             -----------       -----------               ------------      -----------

NET INCOME (LOSS)                              $(222,050)      $   805,928               $ (6,374,603)     $ 2,352,858
                                             ===========       ===========               ============      ===========

INCOME (LOSS) PER SHARE:
    Basic                                       $   (.03)            $ .10                     $ (.79)           $ .30
                                                ========             =====                     ======            =====
    Diluted                                     $   (.03)            $ .09                     $ (.79)           $ .27
                                                ========             =====                     ======            =====



SEE NOTES TO CONDENSED FINANCIAL STATEMENTS.

                          VERAMARK TECHNOLOGIES, INC.
                      CONDENSED STATEMENTS OF CASH FLOWS

                                             Nine Months Ended September 30,

        2000                  1999

                                                     (Unaudited)



OPERATING ACTIVITIES:
Net Income (Loss)                                            $ (6,374,603)          $2,352,858
Adjustments to Reconcile Net Income (Loss) to Net Cash
Provided (Used) by Operating Activities:
  Depreciation and Amortization                                 1,434,745            1,289,973
  Provision for Losses on Accounts Receivable                      27,000              (23,000)
  Provision for Inventory Obsolescence                            114,997               69,500
  Loss on Disposal of Fixed Assets                                 15,991                2,492

  Changes in Assets and Liabilities:
     Accounts Receivable                                        1,514,094             (727,538)
     Inventories                                                   40,535              (66,419)
     Prepaid Expenses                                             160,054             (213,592)
     Deposits and Other Assets                                   (117,819)              73,895
     Accounts Payable                                            (177,985)             (80,474)
     Accrued Compensation and Related Taxes                      (208,973)             579,379
     Deferred Revenue                                          (1,223,948)            (312,213)
     Other Current Liabilities                                   (158,117)            (452,385)
     Increase in Pension Obligation                               284,484              270,397
                                                              -----------           ----------
  Net Adjustments                                               1,705,058              410,015
                                                              -----------           ----------

  Net Cash Provided (Used) by Operating Activities             (4,669,545)           2,762,873


INVESTING ACTIVITIES:
   Sale (Purchase) of Investments                               4,331,273             (454,090)
   Additions to Property and Equipment                           (294,978)          (1,870,208)
   Software Development Costs                                    (416,403)            (393,907)
                                                              -----------           ----------
Net Cash Provided (Used) by Investing Activities                3,619,892           (2,718,205)

FINANCING ACTIVITIES:
  Repayment of Note Payable                                    (1,100,000)                   -
  Capital Lease Obligations (Repayment)                           (65,545)              90,050
  Exercise of Stock Options and Warrants                           56,843              387,140
  Employee Stock Purchase Plan                                     67,175               66,287
  Treasury Stock Purchases                                              -             (172,542)
                                                              -----------           ----------
  Net Cash Provided (Used) by Financing Activities             (1,041,527)             370,935

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS             (2,091,180)             415,603

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                  2,894,500            1,497,125
                                                              -----------           ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                      $   803,320           $1,912,728
                                                              ===========           ==========

NOTES TO CONDENSED FINANCIAL STATEMENTS


(1)  GENERAL

     The accompanying unaudited financial statements include all adjustments of a normal and recurring nature which are, in the opinion of the Company's management, necessary to present fairly the Company's financial position as of September 30, 2000 and the results of its operations and cash flows for the three and nine months ended September 30, 2000 and 1999.

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

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting. These condensed financial statements should be read in conjunction with the supplemental financial statements and related notes contained in the Company's annual 10-K report to the Securities and Exchange Commission for the year ended December 31, 1999.

     The results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for a full year's operation.

(2)  NET INVENTORIES

     The composition of net inventories at September 30, 2000 and December 31, 1999 was as follows:

                                           SEPTEMBER 30,       DECEMBER 31,
                                                   2000               1999

Purchased parts and components                $ 268,987          $ 423,460
Work in process                                  66,532             94,991
Finished goods                                   66,072             38,672
                                              ---------          ---------
                                              $ 401,591          $ 557,123
                                              =========          =========

(3)  PROPERTY AND EQUIPMENT

     The major classifications of property and equipment, net, at September 30, 2000, and December 31, 1999 are:

                                      SEPTEMBER 30,                DECEMBER 31,
                                              2000                        1999
Machinery and equipment               $   802,356                  $ 1,241,036
Computer hardware and software          2,754,513                    3,679,595
Furniture and fixtures                  1,763,981                    1,376,024
Leasehold improvements                  1,382,559                    1,368,212
                                      -----------                  -----------
                                      $ 6,703,409                  $ 7,664,867
                                      ===========                  ===========

(4)  ACQUISITION

     On January 7, 2000, the Company acquired all of the outstanding shares of The Angeles Group in a stock-for-stock merger accounted for as a pooling-of-interests. In connection with the merger, the Company issued 360,850 shares of common stock with an aggregate value of $4,059,562. In connection with the acquisition, the Company paid the debt of The Angeles Group of $1.1 million and incurred transaction costs of approximately $600,000.

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

RESULTS OF OPERATIONS

     Sales for the third quarter ended September 30, 2000 were $4,889,126, representing an increase of 57% from the sales achieved for the second quarter of 2000 of $3,111,859, but 35% lower than sales of $7,537,346 for the third quarter 1999. Sales for the nine months ended September 30, 2000 of $12,915,402 compared with sales of $21,281,447 for the nine months ended September 30, 1999, a decline of 39%. Sales for both the three and nine months ended September 30, 2000, as compared with the same three and nine month periods of 1999, were adversely impacted by Lucent Technologies (formerly the Company's largest customer) decision to exit the PBX business through the sale of one business unit to Exp@nets and the spin-off of another (now known as Avaya Communications). Primarily due to this disruption in the Company's major channel for the sale of its call accounting software, sales of core call accounting products and related services for the nine months ended September 30, 2000, declined 55% from the sales generated for the first nine months of 1999. Both of those transactions are now complete and the Company has begun to see an increase in the order rate from these two new customers, with sales to this channel increasing by 23% during the third quarter of this year versus the second quarter.

     Sales of the Company's enterprise products, DNT and Quantum, increased significantly from the same quarter of 1999 and the second quarter of 2000. DNT sales were up 43% from the same quarter of 1999 and 86% from the second quarter of this year. Quantum sales increased 25% as compared with the third quarter of 1999 and 94% from the second quarter of 2000.

     The Company continues to sell and support Verabill, its billing and customer care product, while continuing efforts to either spin-off Verabill into a separate company or sell the product line to a strategic buyer. Sales for Verabill for the three months ended September 30, 2000 increased 88% from the prior quarter of 2000, representing 10% of total third quarter sales. For the nine months ended September 30, 2000, sales of Verabill are 28% lower than sales recognized for the nine months ended September 30, 1999.

     Sales of Info/MDR, the Company's centrex product offering, increased 4% for the three months ended September 30, 2000, as compared to the same quarter of 1999, and were nearly four times the sales level recognized for the second quarter of 2000.

     For the nine months ended September 30, 2000, sales of the Company's core call accounting products accounted for 47% of the Company's sales, enterprise products 36% of sales, Verabill 9% of sales and Info/MDR 6%. For the nine months ended September 30, 1999, call accounting accounted for 63% of sales, enterprise systems 23% of sales, Verabill 7% of sales, and Info/MDR 6% of sales.

     For the nine months ended September 30, 2000, product sales have accounted for 54% of total sales, with services, consisting of maintenance and support, training, and installation, accounting for the remaining 46% of total sales. For the same nine months of 1999, product sales accounted for 66% of total sales and services 34% of sales.

     Gross margins for the three and nine months ended September 30, 2000 were 83% and 81%, respectively, compared with gross margin percentages of 88% and 87% for the three and nine month periods ended September 30, 1999. The lower margins in 2000 are due to overhead and amortization expenses, both of which are relatively fixed, being applied to the lower sales volumes recognized for the three and nine month period of 2000 as compared with 1999.

     In reaction to the decline in sales and due to the losses incurred during the first half of 2000, the Company has sharply reduced its operating expenses, primarily through staff reductions, in order to position itself for a return to profitable operations as quickly as possible. As of September 30, 2000, the Company has 182 employees, versus
266  employees  as of March 31  of  this  year.   As  a  result,  total
operating expenses of $4,301,646 incurred for the three months ended September 30, 2000, decreased by 25% from the $5,772,411 of total operating expenses incurred for the three months ended September 30, 1999.

     Net engineering and software development expenses of $950,090 for the three months ended September 30, 2000 decreased $777,848 or 45% from the expense level of $1,727,938 incurred for the three months ended September 30, 1999. For the nine months ended September 20, 2000, net engineering and development expenses of $4,450,325 were 7% higher than for the same nine month period of 1999. The table below details gross engineering and development, costs capitalized, and the resulting net engineering and development expenses for the three and nine months ended September 30, 2000 and 1999.


                                                  THREE MONTHS                       NINE MONTHS
                                                     ENDED                               ENDED
                                                  SEPTEMBER 30                        SEPTEMBER 30
                                              2000              1999             2000             1999
GROSS EXPENDITURES FOR ENGINEERING &
   DEVELOPMENT                             $1,260,719        $1,727,938      $4,866,728        $4,551,791
LESS:  DEVELOPMENT COSTS CAPITALIZED         (310,629)                -        (416,403)         (393,907)
                                           ----------        ----------      ----------        ----------
NET EXPENDITURES FOR ENGINEERING &
 DEVELOPMENT                                 $950,090        $1,727,938      $4,450,325        $4,157,884
                                           ==========        ==========      ==========        ==========


     Selling, general, and administrative expenses of $3,351,556 for the three months ended September 30, 2000 decreased 17% from the expense level incurred of $4,044,473 for the same three month period of 1999. Selling general and administrative expenses were $11,850,808 for the nine months ended Setpember 30, 2000, versus $11,982,298 for the nine months ended September 30, 1999, a decrease of 1%.

For the three months ended September 30, 2000, the Company incurred a net loss of $222,050, or a loss of $.03 per share. For the three months ended September 30, 1999, the Company generated net income of $805,928, or $.09 per diluted share. For the nine months ended September 30, 2000, the Company has incurred a net loss of $6,374,603, or a loss of $.79 per share versus net income of $2,352,858, or income of $.27 per diluted share for the same nine month period of 1999.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's total cash position (cash on hand plus short-term investments) at September 30, 2000 was $1,609,315, down from $2,576,988 at June 30, 2000 and $8,031,768 at December 31, 1999. Due to the significantly lower sales volumes realized for the first nine months of 2000 versus 1999, the Company found it necessary to reduce staffing levels and reduce certain other operating expenses during the second and third quarters of 2000. As a result of these actions, the Company was able to significantly reduce operating losses during the third quarter and stabilize its cash position. No borrowing under the Company's line of credit agreement with its bank was necessary during the third quarter and the Company expects that none will be required during the fourth quarter.

     Accounts receivable increased from $1,316,012 at June 30, 2000 to $2,280,150 at September 30, 2000, reflecting the 57% increase in third quarter sales, as compared with the sales for the second quarter of 2000.

     Capital spending for the first nine months of 2000, as mentioned above, has been sharply reduced from the levels experienced during 1999. For the nine months ended September 30, 2000, the Company has paid $294,978 for capital expenditures, as compared to $1,870,208 of capital spending for the nine months ended September 30, 1999. During 2000, the Company has disposed of approximately $1,256,000 of capital assets that were no longer in service and, for the most part, had been fully depreciated. A loss on the disposition of these assets of approximately $16,000 has been realized as a result and charged against operations during the year.

     Software development costs capitalized and carried as an asset on the Company's balance sheet total $2,338,704 at September 30, 2000, as compared with $2,691,807 at December 31, 2000. For the nine months ended September 30, 2000, the Company has capitalized $416,403 of development expenses, and amortized $769,506 of development expenses capitalized in previous periods.

     Total liabilities have declined 24% during the first nine months of 2000, from $11,058,166 at December 31, 1999, to $8,408,082 at September 30,
2000. Mainly as a result of the staff reductions referred to earlier in this discussion, accounts payable have been reduced by 22%, accrued compensation and related taxes by 10%, and other accrued expenses by 36% at September 30, 2000, as compared with the balances at December 31, 1999. Deferred revenues, which represent services which the Company has billed customers, but not yet performed the associated service are $2,292,009 at September 30, 2000, compared with a total of $3,515,957 at December 31, 1999. These services typically include training, installation, maintenance, and support. The decline in deferred revenues result from lower sales volumes recognized for the first nine months of 2000 versus the same nine month period of 1999.

     The Company maintains a private equity line of credit agreement with a single institutional investor. Under the equity line, the Company has the right to sell to the investor shares of the Company's common stock at a price equal to 94% (previously 88%) of the average bid price of the stock for the subsequent ten trading days. During the term of the agreement the Company may sell up to $6 million to this investor, with no more than $500,000 in any single month. On March 29, 2000, the expiration date of this agreement was extended from August 30, 2000 to August 30, 2001.
Subsequent to end of the third quarter of 2000, the Company sold 8,400 shares of common stock to this investor, realizing proceeds, net of discount, of $23,688.

     The Company also maintains an agreement with a major commercial bank for a secured demand line of credit arrangement in the amount of $3,000,000. In August 1999, the Company entered into an agreement with the same bank for a $7,000,000, three year acquisition revolving credit facility, in addition to the $3,000,000 demand line of credit agreement referenced above. There have been no borrowings against either agreement as of September 30, 2000.

     The Company took a number of steps during the first three quarters of 2000 toward maintaining sufficient financial resources to carry out its operating plans. The most significant of these actions has been a phased reduction in staffing levels to match the current sales forecast for the balance of the year. Employment at September 30, 2000 was 182 employees versus 266 at March 31, 2000. In addition, the Company has deferred non-essential capital equipment spending and is closely monitoring other operating expenses, particularly travel and entertainment and outside professional service expenses.

     Given the actions taken above, as well as the credit arrangements currently in place, the Company believes that it will have sufficient financial resources available to carry out its operating objectives for the next twelve months.

                          PART II - OTHER INFORMATION

ITEM 6:             EXHIBITS AND REPORTS ON FORM 8-K

 (1) Registrant's Condensed Financial Statements for the three and nine months ended September 30, 2000 and 1999 are set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.

 (2) Calculation of earnings per share.


 (3) On April 3, 2000, the Company filed a report on form 8-K announcing a change in the Company's certifying accountants, effective March 28, 2000. The Company's Board of Directors approved the engagement of the accounting firm of PricewaterhouseCoopers LLP as independent accountants for the Company and its Divisions and subsidiaries for the year ending December 31, 2000, subject to approval of stockholders. The audit relationship between the Company and its past independent auditors, Arthur Andersen LLP, was continued through an orderly completion of all matters related to the year which ended December 31, 1999. During the two most recent fiscal years and interim period subsequent to December 31, 1999, there were no disagreements with Arthur Andersen LLP on any matter of accounting principles or policies, financial statements disclosure, or auditing scope or procedure.

                                               EXHIBIT A: (2)

                          VERAMARK TECHNOLOGIES, INC.

                      CALCULATIONS OF EARNINGS PER SHARE



                                                Three Months Ended                Nine Months Ended
                                                   September 30,                    September 30,
                                              2000              1999             2000             1999

Basic

Net Income (Loss)                           $(222,050)       $  805,928      $(6,374,603)       $2,352,858
                                            =========        ==========      ===========        ==========

Weighted Average Shares Outstanding         8,098,932         7,974,811        8,068,003         7,955,610
                                            =========        ==========      ===========        ==========

Income (Loss) Per Common Share                 $ (.03)            $ .10           $ (.79)           $  .30
                                            =========        ==========      ===========        ==========
DILUTED

Net Income (Loss)                           $(222,050)       $  805,928      $(6,374,603)       $2,352,858
                                            =========        ==========      ===========        ==========

Weighted Average Shares Outstanding         8,098,932         7,974,811        8,068,003         7,955,610

Additional Dilutive Effect of Stock
 Options and Warrants after
 Application of Treasury Stock Method               -           980,356                -           670,565
                                            ---------        ----------      -----------        ----------

Weighted Average Shares Outstanding         8,098,932         8,955,167        8,068,003         8,626,175
                                            =========        ==========      ===========        ==========

Income (Loss) per Common Share and
 Common Equivalent Share                       $ (.03)            $ .09           $ (.79)            $ .27
                                            =========        ==========      ===========        ==========

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