Form 10-K
period 2000-12-31
VERAMARK TECHNOLOGIES INC
filed 2001-04-02
CIK 747605

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

               Annual Report Pursuant to Section 13 or 15 (d) of
                      the Securities Exchange Act of 1934
                  For the Fiscal Year Ended December 31, 2000

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

                YES      X       NO

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of January 31, 2001 was $11,918,981.

     The number of shares of Common Stock, $.10 par value, outstanding on January 31, 2001 was 8,188,909.

                     DOCUMENTS INCORPORATED BY REFERENCE



PART I    -                 None

PART II   -                 None

PART III  -    Item 10      Pages 2 - 5 and page 11 of the Company's Proxy
                            Statement for the Annual Meeting of
                            Shareholders to be held May 17, 2001, under "Election of Directors" and "Compliance With
                            Section 16 (a)."


               Item 11 Pages 6 - 8 of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held May 17, 2001, under "Executive
                            Compensation."

               Item 12 The tables contained on Pages 8 - 9 and the information under "Election of Directors" on Pages 3 - 5 of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held May 17, 2001.

                                    PART 1


ITEM 1    BUSINESS

     Veramark Technologies ( the "Company") was incorporated (as MOSCOM Corporation) in New York in January 1983 and reincorporated in Delaware in 1984. The Company's name was changed to Veramark Technologies, Inc. on June 15, 1998. The Company merged with the privately-owned Angeles Group, Inc. on January 7, 2000.

     Veramark Technologies, Inc. produces a broad range of telecommunications management systems for users of private branch exchange (PBX) based voice networks, Internet protocol (IP) based voice networks and data networks. These products are used to track, report and manage telephone usage, equipment location and maintenance activity, and telecom fraud. Veramark's products consist primarily of software running under Microsoft Windows 95, Windows 98, Windows 2000 and Windows NT Systems. Target end user customers range from small businesses with 25 employees to the largest organizations in industry, government and health care encompassing hundreds of locations with over 100,000 employees. Veramark's large system products incorporate database management software from Oracle, Informix or Microsoft.

     Veramark is one of the world's leading producers of call accounting systems and has sold more than 85,000 of these systems, and related products, to customers in more than 80 countries. Veramark's call accounting systems are sold through leading manufacturers and resellers of telephone systems including Avaya, Exp@Nets, SBC/Ameritech, Philips, Siemens, Pinacor, ScanSource and VodaOne.

     Veramark's Enterprise Telemanagement Systems provide to larger enterprises cable management, asset management, and service records in addition to call management. Due to their higher levels of complexity and cost, these more comprehensive systems are sold directly to end users.

     Veramark's headquarters, operations, engineering and support staff is located in a 65,000 square foot leased facility in Pittsford, New York. Approximately 35 field sales and support personnel are located in cities with high concentrations of Veramark's products. The Angeles Group Division is located in a 9,453 square foot leased facility in Westlake Village, California.


PRODUCTS AND SERVICES

CALL ACCOUNTING

     Veramark's most basic products are CALL ACCOUNTING SYSTEMS which connect to a business telephone system (or PBX) to collect, store, and process information on every outside telephone call made or received.

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

     A primary appeal of call accounting systems is that end users save money on telephone and network equipment bills. Telephone bills can be reduced by 10% - 30% through heightened awareness and management. As a result, the cost of a call accounting system can generally be recovered in less than one year through direct expense reduction.

     Call accounting systems are purchased and used for many other valuable reasons as well, including:

  Traffic  analysis  to determine an optimal number of trunks and  best  long distance carrier configurations.
  Allocating telephone  expense  to specific cost centers or clients based on actual use.
  Producing revenues by reselling phone services to clients.
  Detecting fraudulent use of the  phone  system  by hackers and unauthorized use of company phones for personal calls or 900 numbers.
  Evaluating employee productivity.

     Veramark's premier call accounting product, since its release in 1999, is the Emerald XP software. Emerald XP comes in affordable model sizes ranging from 25 to 20,000 telephone extensions. The Emerald XP system is able to collect and process data from up to 100 different remote telephone switches (PBX's) from one central location. Veramark's economical Pollable Storage Unit (PSU) collects data from the remote PBX's and stores it until polled by a central Emerald XP system. Private label versions of Emerald XP are sold by Avaya and Philips. Emerald XP is designed to be an international product. It supports worldwide call rating, all world currencies, date schemes and privacy practices.

     Veramark also produces call accounting software products based on the UNIX operating system. These products are marketed by Avaya and Avaya dealers as an integrated solution with Avaya's smaller telephone systems and application processors.

     PBX FRAUD DETECTION SYSTEMS address a problem that is estimated to exceed $1 billion annually - the theft of telephone service through PBX "hacking." PBX owners use call accounting systems to spot potential fraud and take corrective measures to minimize the loss. Veramark offers an optional HackerTracker module with the Emerald XP system to automate the detection of fraud 24 hours per day and send out alarms by printed report or pager to initiate preventive measures.

     A typical range of end user prices for Veramark's call accounting and fraud detection systems is from $1,100 to $40,000 per system.

DEFINITY NETWORK TELECOMMUNICATIONS SOFTWARE

     Definity Network Telecommunications software ("DNT") is a client/server based enterprise management system that automates cost control and service operations in large corporate voice and network environments. DNT runs on highly scalable single or multi-processor Windows NT computer platforms, the de facto standard for client/server computing in information technology departments throughout the world.

     Veramark sells DNT to end user customers as a certified Avaya branded product pursuant to a referral agreement with Avaya.

     Target customers for DNT are mid to large size enterprises from all industries and include multi-national corporations, government agencies, and medical and educational institutions. Typical users will have 2,000 to 50,000 telephone extensions in multiple facilities. End user prices will typically range from $45,000 to $235,000 per system.

THE ANGELES GROUP SOLUTIONS

     The Quantum Series produced by Veramark's Angeles Group Solution is the Company's most comprehensive telemanagement software product. It consists of fully integrated modules that can also be separated as stand-alone products for Call Accounting, Cable Management, Work Orders, Trouble-Tickets, Phone Bill Management, Consolidated Billing, Inventory Management Personnel Directory, and Telecom Fraud.


1. ASSETS & EQUIPMENT INVENTORY manage the allocation and maintenance of telephones, LAN equipment, videoconferencing systems and other voice, data and imaging apparatus, along with related warranty cost and vendor information.

2. PHONE BILL and its associated VENDOR DATA INTERFACE module automate the electronic receipt of bills from local and long distance service providers plus CLECs, and OCC's, merges these billing statements and translates them into an easily-understandable statement of external network charges. These modules, in conjunction with automated bill verification and auditing, can eliminate substantial sources of error in communications bills.

3. CONSOLIDATED BILLING provides internal network users and clients with a consolidated bill for network usage, trunk charges, special charges, taxes and other recurring and non-recurring network services. Angeles Group customers can customize the format of internally generated bills and provide interfaces to General Ledger and Accounts Payable systems.

4. CALL INTRUDER ALERT (CIA) is a security module that constantly monitors calling activity looking for potential fraud and provides administrators with real-time pager alerts.

5. CALL-MASTER is a high-performance call accounting module that tracks telephone call usage. Of particular interest is the link to Vendor Data Interface to be able to capture and track detailed call records directly from vendor bills (from cellular phones, credit card calls, private lines). Typical clients process up to 20 million calls per month collected from as many as 35,000 sites.

6. CABLE-MASTER determines the best routing for new network connections, tracks circuits and network connectivity throughout a building or campus and determines who is affected by a cable break or failure of network resources. The AUTOCAD INTERFACE maps network circuit connections to existing facilities drawings.

7. WORK ORDERS & TROUBLE TICKETS accelerate the provisioning of network service changes, improve the accuracy of requests for moves, adds and changes (MACs) and quickly route trouble reports to the appropriate network technicians.

8.  PERSONNEL DIRECTORY links each module to the person who "owns" the part or
    circuit and associates proper cost allocation to the department.   It  can
    maintain personal information as well as pictures.

9. DIRECTORY ASSISTANCE assists phone operators, security, reception or the mail room in rapidly locating employees and services.

10. CUSTOMIZED REPORTS and DATABASE BROWSERS helps administrators plan for network growth and movement of personnel.


     Each Angeles Group system is customized to meet the special requirements of larger customers with complex voice, data and image networks.

     The target for the Quantum series is Fortune 1000 companies and comparably sized organizations in health care, utilities, financial services and government sectors. The Quantum series is sold through a direct sales force and through distributors such as SBC/Ameritech and pursuant to a referral agreement with Avaya. Typical sales prices range from $75,000 to $1 million.

OUTSOURCED TELEMANAGEMENT SOLUTIONS

     For companies that recognize the benefits of telemanagement, but lack the means or desire to utilize internal staff and equipment to perform it, Veramark offers a completely outsourced solution. Using the same telemanagement tools developed by Veramark for software customers, Veramark can remotely poll, process and report on telecommunications activity and data. Outsource customers can access standard as well as customized reports by email, fax or CD-ROM. Outsource customers sign multi-year contracts and pay for services monthly based on the number of call records processed.

CENTRAL OFFICES TELEMANAGEMENT

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

PROFESSIONAL SERVICES AND MAINTENANCE

     To varying degrees all of the Company's products afford an opportunity to provide professional services to customers on a fee basis. The vast majority of active users of Veramark's products pay an annual maintenance fee, which entitles the user to post warranty support via telephone or modem, and new software service pack releases. Annual fees for maintenance range from 10% to 22.5% of the original software license fee, depending upon the hours and priority of support and whether a distributor plays an intermediary support role.

     The licensing of Veramark's more complex products, including The Angeles Group Solution, DNT and some Emerald XP systems, include the provision of professional services on a fee basis. These sales typically include installation, implementation and training services and often include software customization and data conversion services.

MARKETING AND SALES

     Veramark's marketing and sales personnel are located at its headquarters in Pittsford, New York and 18 locations throughout the United States.

     Veramark's marketing and distribution strategy is founded on building mutually beneficial relationships with companies with large, established distribution networks for telecommunications and computer products. The nature of the relationships varies depending on the product and market. For some, Veramark develops and manufactures customized products under a private label while other purchase and resell Veramark's standard products. The Angeles Group Solution is sold through a direct sales force as well as through SBC/Ameritech.

     Veramark's   marketing  strategy  is  focused   upon   telephone   switch
manufacturers and sellers and providers of telephone services. A partial listing of companies using or selling Veramark products follows:

     TELECOMMUNICATIONS EQUIPMENT MANUFACTURERS
      Avaya
      Philips
      Siemens

     TELEPHONE SERVICE PROVIDERS
      SBC/Ameritech
      AT&T
      Sprint

NEW PRODUCT DEVELOPMENT

     Veramark is currently pursuing several opportunities to expand its telemanagement and billing product lines and to offer products for related markets.

     Software development costs, meeting recoverability tests, are capitalized in accordance with Statement of Financial Accounting Standard No. 86 when technological feasibility has been established for the software. The costs capitalized are amortized on a product-by-product basis over its estimated life, or the ratio of current revenues to current and anticipated revenues from such software, whichever provides the greater amortization. The Company periodically records adjustments to write down certain capitalized costs to their net realizable value.

BACKLOG

     At December 31, 2000, Veramark had a backlog of $3,878,070. Backlog as of December 31, 1999 was $2,428,377. Backlog is not deemed to be a material indicator of 2001 revenues.

     The Company's policy is to recognize orders only upon receipt of firm purchase orders.


COMPETITION

     The telecommunications management industry is highly competitive and highly fragmented. The number of domestic suppliers of telemanagement systems for business users is estimated to exceed 100 companies. The vast majority of those are regional firms with limited product lines and limited sales and development resources. Several competitors are established companies that are able to compete with Veramark on a national and international basis.

     There are fewer competitors in the market for large scale telemanagement systems for telephone service providers, although several existing competitors are substantially larger than Veramark and may be able to devote significantly more resources to product development and marketing.

     With respect to all of Veramark's products, some competing firms have greater name recognition and more financial, marketing and technological resources than Veramark. Competition in the industry is based on price, product performance, depth of product line and customer service. Veramark believes it products are priced competitively based upon their performance and functionality. However, Veramark does not strive to be consistently the lowest priced supplier in its markets. Historically, prices for application software have declined rapidly in the face of competition. Increased competition for the Company's software products could adversely affect the Company's sales volume and profits.

MANUFACTURING

     Veramark assembles its products from components purchased from a large variety of suppliers both domestic and international. Wherever feasible, the Company secures multiple sources, but in some cases it is not possible.

     Veramark offers warranty coverage on all products for 90 days or one year on parts and 90 days on labor. Customer support services are offered at the Pittsford, New York and Westlake Village, California facilities and by some of the Company's larger customers.

EMPLOYEES

     As of December 31, 2000, Veramark employed 174 full-time personnel. Veramark's employees are not represented by any labor unions.

ITEM 2    FACILITIES

     The Company's principal administrative office and manufacturing facility is located in a one-story building in Pittsford, New York. Veramark presently leases approximately 65,000 square feet of the building of which approximately 5,000 square feet is devoted to manufacturing. The term of the lease expires on October 31, 2007.

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

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

PART II

ITEM 5    MARKET FOR THE REGISTRANT'S  COMMON  STOCK  AND  RELATED STOCKHOLDER
          MATTERS

     Veramark Technologies, Inc. Common Stock, $0.10 par value, is traded on the NASDAQ National Market System (symbol: VERA). The following quotations are furnished by NASDAQ for the periods indicated. The quotations reflect inter-dealer quotations that do not include retail markups, markdowns or commissions and may not represent actual transactions. (See Note 15 to the financial statements for disclosure regarding the cessation of trading on the NASDAQ National Market System).

COMMON STOCK PRICE RANGE

Quarters Ended
           MARCH 31        JUNE 30      SEPTEMBER 30          DECEMBER 31

    2000  $12.25-4.38    $5.00-3.50         $4.13-2.75         $3.19- 0.63
    1999   $8.75-5.75    $7.75-5.88        $11.88-7.50        $14.75-11.00

     As of December 31, 2000, there were 609 holders of record of the Company's common Stock and approximately 3,247 additional beneficial holders.

The Company paid a dividend of $0.02 per share in January 1996. No dividends have been paid in subsequent years and no dividend is planned for 2001.

ITEM 6    SELECTED FINANCIAL DATA
                                        YEAR ENDED DECEMBER 31,

                               2000            1999                  1998             1997            1996
Net Sales                     $16,525,357     $29,396,688     $22,329,113      $16,395,988     $16,614,987

Net Income (Loss)             $(6,858,645)     $2,398,586      $1,989,005      $(5,186,131)    $(6,256,547)

Net Income (Loss) per
 Diluted Share                     $(0.85)          $0.27           $0.24           $(0.67)         $(0.87)

Weighted Average Diluted
Shares Outstanding              8,079,281       8,800,662       8,272,609        7,692,210       7,227,004

Cash Dividends paid per
share                               $0.00           $0.00           $0.00            $0.00           $0.02

Total Assets                  $11,859,330     $21,289,282     $17,522,034      $12,724,178     $14,312,218

Long Term Obligations          $3,373,399      $4,254,483      $3,982,847       $1,983,348      $1,320,682

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


RESULTS OF OPERATIONS

2000 COMPARED WITH 1999

     The year 2000 was a very difficult one for the Company. Early in 2000 the Company's largest customer, Lucent Technologies announced that they were exiting the PBX switch business via the sale of one business unit to Exp@nets and the spin-off of another (now known as Avaya Communications). The resulting disruption and turmoil within the Company's major distribution channel negatively impacted financial results for the year. However, by the end of the year, the Company had reacted to these events, significantly reducing its expense base, streamlining it operations, and most importantly, retaining the business of the resulting successors to the PBX market. On December 20, 2000, the Company announced a new three-year distribution contract, with Avaya Communications, covering the Company's complete line of Telemanagement products.

     Primarily as a result of this disruption in the Company's major distribution channel, sales for the year decreased from $29,396,688 for the year ended December 31, 1999, to $16,525,357 for the year ended December 31, 2000, a decline of 44%. Hardest hit by the changes in the former Lucent channel were sales of the Company's core call accounting software products, which declined by 57% from 1999 sales. For the year ended December 31, 2000, call accounting products and services accounted for 46% of total Company sales, versus 60% of total sales for the year ended December 31, 1999.

     Sales of the Company's enterprise products, DNT and Quantum, were down 3% from 1999 results and represented 37% of total sales for 2000 versus 22% of total sales for 1999. The Company sells DNT to end-user customers as a certified Avaya branded product, pursuant to a referral agreement with Avaya. Quantum is the Company's most comprehensive telemanagement product and is sold and marketed by The Angeles Group Division of the Company. The Company's acquisition of The Angeles Group was successfully completed in January 2000, and the Quantum product line has become a major component of the Company's total telemanagement and network management solutions offering. During 2000, the Company signed major contracts for the Quantum product with San Francisco Airport, M & I Data Systems and K-Mart.

     Sales of Info/MDR for 2000, decreased by 34% from 1999 sales, accounting for 6% of total 2000 revenues. Despite the drop in 2000 sales, the Company feels that there is sufficient activity in the Centrex and Virtual Private Network market to warrant continued sales efforts and investment.

     During 2000, the Company announced that it was seeking a strategic buyer for Verabill, its billing and customer care product. The Company's management made the decision that the Company's long-term interests were best served by focusing on marketing, sales and development within its core telemanagement and network management markets. The Company completed the sale of Verabill on March 26, 2001 (See Note 15 to the Financial Statements). The Company continued to sell and support the Verabill product as negotiations continued with potential buyers of the product line. For 2000, Verabill sales and services accounted for 9% of the Company's total sales, versus 12% of total sales for 1999.

     For the year ended December 31, 2000, product sales accounted for 54% of total sales, with services, consisting of maintenance and support, training and installation, accounting for the remaining 46% of total sales. For the year ended December 31, 1999, product sales accounted for 65% of total sales, and services 35% of sales.

     The gross profit margin earned on sales for the year ended December 31, 2000 was 81% of sales or $13,396,481 versus 87% of sales, or $25,600,480 for the year ended December 31, 1999. The lower percentage gross margin for 2000, as compared to 1999, reflects overhead and amortization expenses, both of which are relatively fixed in nature, being applied to lower sales volumes recognized in 2000, versus those recognized in 1999.

     In reaction to lower sales volumes, the Company sharply reduced its operating expenses, primarily through staff reductions beginning in the second quarter of 2000 and continuing through the end of the year. As of December 31, 2000, the Company employed 174 full-time personnel, compared with an employment level of 266 as late as March 31, 2000. The result of these expense reductions was a 14% decrease in overall operating expenses for the year ended December 31, 2000, versus the year ended December 31, 1999. The reductions are more evident when comparing operating expense for the Company's quarter ended December 31, 2000, for which operating expenses totaled $3,997,487, and the quarter ended December 31, 1999, for which operating expenses were $7,011,384, representing a decrease of 43%. Since March 31, 2000, the Company has been able to reduce its quarterly breakeven point from approximately $7.7 million, to approximately $4.4 million at December 31, 2000.

     Net engineering and software development expenses for the year ended December 31, 2000 were $5,145,352 as compared to $5,942,262 for the year ended December 31, 1999, a decrease of 13%. Engineering and development efforts in 2000 included an upgrade to the Company's CAS/Emerald call management product line to include e-mail and Internet capabilities, and the release of CAS/Emerald Lite, a shrink-wrapped, user-installable, telemanagement software solution.

     The table below details gross engineering and development expenses, costs capitalized, net engineering and development expense, and the amount of previously capitalized expenditures amortized and charged to cost of sales, for the years ended December 31, 2000 and 1999.


                                                 2000              1999

GROSS EXPENDITURES FOR ENGINEERING AND
Software Development
                                              $6,047,731        $6,336,169

LESS:  COSTS CAPITALIZED                        (902,379)         (393,907)
                                              ----------        ----------

NET EXPENDITURES FOR ENGINEERING AND
Software Development                           5,145,352         5,942,262

PLUS:  AMOUNTS AMORTIZED AND CHARGED
to Cost of Sales                               1,020,134         1,095,642
                                              ----------        ----------

 TOTAL EXPENSE RECOGNIZED                     $6,165,486        $7,037,904
                                              ==========        ==========

     Selling, general and administrative expenses for the year ended December 31, 2000 were $14,667,292 as compared to $17,209,308 for the year ended December 31, 1999, a decrease of 15%. The reduction in expense levels reflects a combination of the staffing reductions across all functional areas referred to above, plus the consolidation of certain functions, particularly in the administration and marketing areas, subsequent to the acquisition of The Angeles Group. A comparison of the selling, general and administrative expense by functional area for the year ended December 31, 2000 and 1999, is as follows:

                                                   2000                  1999
Marketing/Product Management                 $2,670,988            $2,775,031
Sales                                         3,477,004             4,230,159
Sales Support and Service                     5,171,576             5,574,735
Administration                                3,347,724             4,629,383
                                            -----------           -----------
                                            $14,667,292           $17,209,308
                                            ===========           ===========

     The Company recognized $156,460 of other income for the year ended December 31, 2000 versus other income recognized of $47,883 for the year ended December 31, 1999. Other income primarily consists of interest income generated from the investment of excess cash balances, reduced by associated management fees, and interest expense. In 2000, other income included $55,000 of capital gain recognized on the sale of securities.

     For the year ended December 31, 2000, the Company recognized a net loss of $6,858,645, or $0.85 per diluted share. This compared with a net profit of $2,398,586, or $.27 per diluted share for the year ended December 31, 1999.


RESULTS OF OPERATIONS

1999 COMPARED WITH 1998


     Sales of $29,396,688 for the year ended December 31, 1999 established a Company record for annual sales achievement and represents an increase of 32% from the $22,329,113 of sales achieved for the year ended December 31, 1998. The Company's fourth quarter 1999 sales of $8,115,242, set a new quarterly sales record, and was the eleventh consecutive quarterly sales increase.

     The Company's record sales were attained as a result of gains in all major product categories for 1999 as compared to 1998. Sales of the Company's core telemanagement products and services, which accounted for approximately 60% of total 1999 revenues, increased 24% from 1998 results. Telemanagement products are used by organizations to optimize the usage of telecommunications services and equipment, and to control telephone expenses. The Company's telemanagement products are sold through leading manufacturers and resellers of telephone systems, including Lucent Technologies, SBC/Ameritech, Philips and Siemens.

     Sales of VeraBill, the Company's billing and customer care offering, increased 144% from 1998 levels and accounted for 12% of the Company's total 1999 sales, versus 7% of the Company's 1998 sales. VeraBill is sold through distributors including Alcatel, and Ericsson Telecom, as well as on a direct sale basis. For 1999, approximately 48% of VeraBill revenues were generated from distributor relationships.

     Sales of INFO/MDR, the Company's central office telemanagement product, increased by 43% from 1998 levels, accounting for 5% of 1999 total sales. Telephone companies use INFO/MDR to enhance the appeal of centrex and virtual private network services.

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

     Sales of Quantum, the Company's comprehensive telemanagement system for 1999 were nearly identical to 1998 sales, accounting for 18% of the Company's total 1999 revenues.

     For the year ended December 31, 1999, shipment of product accounted for 65% of total sales, with the remaining 35% of sales being derived from services such as maintenance and support, training, and installation services. During 1998 product sales accounted for 67% of sales, and services accounted for 33% of the total. Overall product sales for 1999 increased 29% from 1998 levels and 1999 service revenues increased 38% over 1998.

     In 1999, the Company generated a gross margin of $25,600,480 or 87% of sales versus a gross margin of $19,010,915 or 85% of sales for the year ended December 31, 1998. The higher margins reflect a combination of lower direct product costs associated with the increasing content of software based applications in the Company's product mix, and a reduction in the amortization of previously capitalized development costs as a percentage of total sales.

     For the year ended December 31, 1999, the Company incurred $5,942,262 of engineering and development expenses, net of costs capitalized. This represented a 63% increase from the net engineering and development costs incurred for the year ended December 31, 1998. Gross expenditures for research and development, before the effects of capitalization, were $6,336,169 for 1999, an increase 29% from the 1998 expense level of $4,913,882.

     The following table depicts the overall financial impact of engineering and development efforts on the Company's results, for 1999 and 1998, by highlighting gross expenditures, amounts capitalized, net engineering and development expense, and the amount of previously capitalized expenditures charged to cost of sales:

                                                 1999              1998
GROSS EXPENDITURES FOR ENGINEERING AND
Software Development                          $6,336,169        $4,913,882

LESS:  COSTS CAPITALIZED                        (393,907)       (1,269,019)
                                              ----------        ----------
NET EXPENDITURES FOR ENGINEERING AND
Software Development                           5,942,262         3,644,863

PLUS:  AMOUNTS AMORTIZED AND CHARGED
 to Cost of Sales                              1,095,642           983,945
                                              ----------        ----------

TOTAL EXPENSE RECOGNIZED                      $7,037,904        $4,628,808
                                              ==========        ==========

     During 1999 the Company's development efforts resulted in a number of notable accomplishments including:

a) New releases of VeraBill and DNT, both of which contained upgrades in features and functionality, allowing the Company to expand the addressable markets available.
b) A significant upgrade to Emerald, the Company's flagship telemanagement product, designed, not only to broaden the appeal of this product to existing channels, but also to open new potential areas of distribution. Private label versions of Emerald XP are now being sold by Lucent
   Technologies  and  Philips.    Emerald   XP  is  also  designed  to  be  an
   international product, supporting worldwide call rating, all world currencies, date schemes and privacy practices.
c) Development of the Company's new Internet accounting product (VeraWeb) and the integration of that product into a number of the Company's existing call management offerings. These network products will allow businesses to easily track, manage and allocate costs for use of the Internet and other network resources.

     Selling, general and administrative expenses of $17,209,308 for the year ended December 31, 1999 were 27% higher than the expenses incurred for the year ended December 31, 1998 of $13,528,703. The higher expenses are attributable to an increase in employment level from 202 employees at December 31, 1998 to 266 employees at December 31, 1999. The chart below breaks down the increased employment by function:

                                    1999            1998
Manufacturing/Materials              15              12
Engineering/ Development             80              61
Marketing/Project Management         27              17
Support/Service/Implementation       86              61
Sales                                34              32
Administration                       24              19
                                    ---             ---
                                    266             202
                                    ===             ===

     The increased staffing in the support, service, and implementation areas, was deemed necessary to enhance the prospects of future sales growth and opportunity, especially in support of the Company's network products, DNT and VeraBill, and to provide the proper level of service and trained personnel in anticipation of the Company's first quarter 2000 launch of its Internet accounting product offerings.

     The Company also invested heavily during 1999 to augment its product and project management functions. This investment has strengthened the Company's abilities to gather competitive market data, and more efficiently manage product releases.

     For the year ended December 31, 1999, the Company realized a 21% increase in net income to $2,398,586 representing 8.2% of sales, from $1,989,005 or 8.9% of sales for the twelve months ended December 31, 1998.

     Earnings per share for the year ended December 31, 1999 were $0.27 per diluted share versus $0.24 per diluted share earned for 1998, an increase of 12.5%.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's total cash position (cash plus short-term investments) at December 31, 2000 was $1,466,874. This compared with a total cash position of $8,031,768 at December 31, 1999. The decline in the Company's cash position reflects primarily the operating loss incurred for the year 2000, but also includes the repayment of a $1,100,000 note payable carried by The Angeles Group Division and approximately $600,000 of expenses incurred to consummate that merger. As mentioned in the management discussion section of this report, the Company undertook an aggressive streamlining of its operations through the year to bring its expense base back into line with expected revenue streams. As a result of these actions, the Company was able to stabilize its cash position throughout the last five months of 2000.

     Accounts receivable at December 31, 2000 totaled $2,104,505, net of a $201,000 provision for doubtful accounts, as compared to accounts receivable of $3,821,244, net of a $260,000 provision at December 31, 1999. The reduction in accounts receivable is a reflection of the lower sales volumes recognized for 2000 versus 1999.

     Inventories declined to $332,003 at December 31, 2000 from $557,123 at December 31, 1999. By the end of 2000, the Company's product offerings are primarily software-based solutions, thereby eliminating the need to stock significant raw components and finished goods.

     Prepaid expenses and other current assets at December 31, 2000 were $96,336 as compared to $596,574 at December 31, 1999. The decrease reflects the elimination of prepaid interest associated with the note payable referred to above and the buy-out portion of a number of capital leases carried by The Angeles Group at the time of merger.

     Capital spending for the year ended December 31, 2000 was $334,038, down significantly from the capital expenditures of $2,128,008 for the year ended December 31, 1999. The Company will continue to carefully monitor capital purchases throughout 2001.

     Software development costs capitalized and carried on the Company's balance sheet total $1,948,728 at December 31, 2000 versus $2,691,807 at December 31, 1999. During 2000, the Company capitalized $902,379 of development expenses and amortized $1,020,134 of costs capitalized in previous years. In addition, as of December 31, 2000, $625,324, representing the unamortized value of development costs associated with the Company's Verabill product line, has been reclassified to "Asset Held for Sale," in the current asset portion of the Company's balance sheet, pending the anticipated sale of the product line. (See Note 15 to the Financial Statements).

     Total current liabilities at December 31, 2000 of $5,019,073 were down 26% from the total current liabilities of $6,803,683 at December 31, 1999, the result of the staffing reductions undertaken throughout the year and reduced sales volumes. Accounts payable decreased 53% from $827,837 at December 31, 1999 to $385,779 at December 31, 2000, accrued compensation fell 20% from $2,021,102 to $1,606,886, and deferred revenue decreased 28% from $3,038,726 to $2,175,986. Deferred revenues represent services for which the Company has billed customers, but has not yet performed the associated service. These services typically included training, installation, maintenance and support.

     Long term liabilities decreased by $881,084, or 21% from $4,254,483 at December 31, 1999 to $3,373,399 at December 31, 2000. This was primarily the result of the repayment in January, 2000, of the $1,100,000 note held by The Angeles Group Division at December 31, 1999, in accordance with the terms of the merger agreement.

     The Company maintains a private equity line of credit agreement with a single institutional investor. Under the equity line, the Company has the right to sell, to the investor, shares of the Company's common stock at a price equal to 94% of the average bid price of the stock for the subsequent ten trading days. During the term of the agreement the Company may sell up to $6 million to this investor with no more than $500,000 in any single month. During the third quarter of 2000, the Company sold 8,400 shares of common stock to this investor, recognizing proceeds, net of discount, of $23,688. This agreement expires August 30, 2001.

     The Company maintains an agreement with a major commercial bank for a secured demand line of credit arrangement in the amount of $3,000,000. There have been no borrowings against this agreement as of December 31, 2000. From August 1999 until December 2000, the Company maintained a separate $7,000,000, three-year, acquisition revolving credit agreement with the same bank. The Company has decided not to continue this acquisition credit line for 2001.

     Despite the significant operating loss incurred in 2000, the Company believes that with the combination of expense reductions already in place, the proceeds recognized from the sale of its Verabill product line, and the bank line of credit agreement referred to above, sufficient resources will be available to meet the Company's financial obligations and support anticipated growth over the next twelve months.

ITEM 8 CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
       REQUIRED TO BE INCLUDED HEREIN AS FOLLOWS:

                                                                     Page

REPORTS OF INDEPENDENT  ACCOUNTANTS                                  19-20

CONSOLIDATED FINANCIAL STATEMENTS:

 Consolidated balance sheets                                         21-22

 Consolidated statements of operations                                23

 Consolidated statements of stockholders' equity                      24

 Consolidated statements of cash flows                                25

 Notes to consolidated financial statements                          26-37


ITEM  9  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

Report of Independent Accountants

To the Board of Directors and Stockholders of Veramark Technologies, Inc.


In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Veramark Technologies, Inc. and its subsidiary at December 31, 2000, and the results of their operations and their cash flows for the year ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(c) on page 42 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.


PricewaterhouseCoopers LLP



Rochester, New York
February 12, 2001, except for the second paragraph of
 Note 15 - Subsequent Event, which is as of March 26, 2001

CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS


As independent public accountants, we hereby consent to the incorporation by reference in this Form 10-K of our report dated February 4, 2000 included in Veramark Technologies, Inc.'s Form 10-K for the year ended December 31, 1999. It should be noted that we have not audited any financial statements of the company subsequent to December 31, 1999 or preformed any audit procedures subsequent to the date of the report.



                                        ARTHUR ANDERSEN LLP

Rochester, New York
March 30, 2001


VERAMARK TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2000 AND 1999
ASSETS                                                         2000              1999
CURRENT ASSETS:
  Cash and cash equivalents                            $  1,072,421      $  2,894,500
  Investments                                               394,453         5,137,268
  Accounts receivable, trade (net of allowance
    for doubtful accounts of $201,000
    and $260,000)                                         2,104,505         3,821,244
  Inventories                                               332,003           557,123
  Prepaid expenses and other current assets                  96,336           596,574
  Assets held for sale (Note 4)                             625,324                 -
                                                       ------------      ------------
      Total current assets                                4,625,042        13,006,709
                                                       ============      ============

PROPERTY AND EQUIPMENT:
  Cost                                                    6,733,928         7,664,867
  Less accumulated depreciation                           4,203,173         4,563,669
                                                       ------------      ------------
      Property and equipment, net                         2,530,755         3,101,198

  Software development costs (net of accumulated
    amortization of $1,464,890 and $1,531,720)            1,948,728         2,691,807
  Pension assets                                          2,125,878         1,977,710
  Deposits and other assets                                 628,927           511,858
                                                       ------------      ------------
      Total other assets                                  4,703,533         5,181,375
                                                       ------------      ------------
TOTAL ASSETS                                           $ 11,859,330      $ 21,289,282
                                                       ============      ============

The accompanying notes are an integral part of these consolidated financial statements.

VERAMARK TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2000 AND 1999
LIABILITIES AND STOCKHOLDERS' EQUITY                           2000              1999

CURRENT LIABILITIES:
  Accounts payable                                     $    385,779      $    827,837
  Accrued compensation and related taxes                  1,606,886         2,021,102
  Deferred revenue                                        2,175,986         3,038,726
  Capital lease obligation - Current                         13,733            70,106
  Customer deposits                                         636,175           477,231
  Other accrued liabilities                                 200,514           368,681
                                                       ------------      ------------
      Total current liabilities                           5,019,073         6,803,683

Long-term portion of capital leases                          41,582           110,712
Note payable                                                    -0-         1,100,000
Pension obligation                                        3,331,817         3,043,771
                                                       ------------      ------------
      Total liabilities                                   8,392,472        11,058,166

STOCKHOLDERS' EQUITY:
  Common stock, par value, $0.10; shares
    authorized, 40,000,000; issued 8,269,134
    shares and 8,143,673 shares                             826,913           814,367
  Additional paid-in capital                             20,191,304        20,109,463
  Accumulated deficit                                   (17,165,602)      (10,306,957)
  Treasury stock (80,225 shares at cost)                   (385,757)         (385,757)
                                                       ------------      ------------
      Total stockholders' equity                          3,466,858        10,231,116
                                                       ------------      ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $ 11,859,330      $ 21,289,282
                                                       ============      ============

The accompanying notes are an integral part of these consolidated financial statements.

VERAMARK TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                    2000                1999                1998
NET SALES                                            $16,525,357         $29,396,688      $22,329,113
                                                     ===========         ===========      ===========
COSTS AND OPERATING EXPENSES:
  Cost of sales                                        3,128,876           3,796,208        3,318,198
  Engineering and software development                 5,145,352           5,942,262        3,644,863
  Selling, general and administrative                 14,667,292          17,209,308       13,528,703
  Other expenses (Note 11)                               598,942                   -                -
                                                     -----------         ===========      ===========
      Total costs and operating expenses              23,540,462          26,947,778       20,491,764

INCOME (LOSS) FROM OPERATIONS                         (7,015,105)          2,448,910        1,837,349

OTHER INCOME                                             156,460              47,883          167,456
                                                     -----------         -----------      -----------
INCOME (LOSS) BEFORE INCOME TAXES                     (6,858,645)          2,496,793        2,004,805

INCOME TAXES                                                   -              98,207           15,800
                                                     -----------         -----------      -----------
NET INCOME (LOSS)                                    $(6,858,645)        $ 2,398,586      $ 1,989,005
                                                     ===========         ===========      ===========
NET INCOME (LOSS) PER SHARE
       Basic                                         $     (0.85)        $      0.30      $      0.25
                                                     ===========         ===========      ===========
       Diluted                                       $     (0.85)        $      0.27      $      0.24
                                                     ===========         ===========      ===========

WEIGHTED AVERAGE SHARES OUTSTANDING (BASIC)            8,079,281           7,973,183        7,926,646
                                                     ===========         ===========      ===========
WEIGHTED AVERAGE SHARES OUTSTANDING
 (DILUTED)                                             8,079,281           8,800,662        8,272,609
                                                     ===========         ===========      ===========


The accompanying notes are an integral part of these consolidated financial statements.

VERAMARK TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                 COMMON STOCK                   ADDITIONAL        ACCUMULATED      TOTAL
                                           SHARES           PAR VALUE           PAID-IN           DEFICIT          STOCKHOLDERS'
                                                                                CAPITAL                            EQUITY



BALANCE - December 31, 1997               7,910,553           $791,055          $18,670,220       $(13,953,392)     $ 5,507,883

 Sale of Stock                               24,700              2,470              140,914                  -          143,384
 Fair Value of Warrants Issued with
   Debt                                           -                  -              175,000                  -          175,000
 Exercise of stock options and
   warrants                                  26,044              2,605               79,951                  -           82,556
 Stock Purchase Plan                          9,981                998               49,905                  -           50,903
 Stock Retirements                           (2,719)              (272)             (17,231)                 -          (17,503)
 Treasury Stock                             (52,300)                 -             (213,215)                 -         (213,215)
 Stockholder Distributions                        -                  -                    -           (618,500)       *(618,500)
 Net Income                                       -                  -                    -          1,989,005        1,989,005
                                          ---------           --------          -----------       ------------      -----------
BALANCE - December 31, 1998               7,916,259           $796,856          $18,885,544       $(12,582,887)     $ 7,099,513
                                          =========           ========          ===========       ============      ===========

 Exercise of stock options and
  warrants                                  151,898             15,189              888,247                  -          903,436
 Stock Purchase Plan                         24,099              2,410              134,038                  -          136,448
 Stock Retirements                             (883)               (88)             (11,581)                 -          (11,669)
 Treasury Stock                             (27,925)                 -             (172,542)                 -         (172,542)
 Stockholder Distribution                         -                  -                    -           (122,656)       *(122,656)
 Net Income                                       -                  -                    -          2,398,586        2,398,586
                                          ---------           --------          -----------       ------------      -----------
BALANCE - December 31, 1999               8,063,448           $814,367          $19,723,706       $(10,306,957)     $10,231,116
                                          =========           ========          ===========       ============      ===========

 Liquidation of Warrants Issued                   -                  -             (163,589)                 -         (163,589)
 Sale of Stock                                8,400                840               22,848                  -           23,688
 Exercise of stock options and
  warrants                                   20,536              2,054               54,790                  -           56,844
 Stock Purchase Plan                         96,525              9,652               97,792                  -          107,444
 Fair Value of Warrants Issued                    -                  -               70,000                  -           70,000
 Net loss                                         -                  -                    -         (6,858,645)      (6,858,645)
                                          ---------           --------          -----------       ------------      -----------
BALANCE - December 31, 2000               8,188,909           $826,913          $19,805,547       $(17,165,602)     $ 3,466,858
                                          =========           ========          ===========       ============      ===========

*Represents distributions to TAG Division Shareholders
The accompanying notes are an integral part of these consolidated financial statements.

VERAMARK TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                     2000                  1999                 1998
OPERATING ACTIVITIES:
  Net income (loss)                                          $(6,858,645)            $2,398,586           $1,989,005
                                                             ===========             ==========           ==========
  Adjustments to reconcile net income (loss)
   to net cash provided by (used in) operating
   activities:
        Depreciation and amortization                          1,905,776              1,801,743            1,380,033
        Provision for bad debts                                    4,000                107,000               68,973
        Provision for inventory obsolescence                     139,996                 73,101              274,996
        Loss on disposal of fixed assets                          18,839                  4,497                2,719
        Fair value of warrants issued                             70,000                      -              175,000
        Changes in assets and liabilities:
             Accounts receivable                               1,712,739               (730,656)            (844,812)
             Inventories                                          85,124                (50,256)             309,833
             Prepaid expenses and other current
              assets                                             336,649               (404,743)            (147,993)
             License fees and purchased software                       -                      -              (30,405)
             Deposits and other assets                          (265,237)               (30,888)          (1,026,649)
             Accounts payable                                   (442,058)                (8,037)             (66,474)
             Accrued compensation and related taxes             (414,216)             1,021,911              519,302
             Deferred revenue                                   (862,740)              (230,362)             474,427
             Other accrued liabilities                           (65,596)              (489,609)             379,472
             Pension obligation                                  288,046                160,924              899,499
                                                             -----------             ----------           ----------
             Net adjustments                                   2,511,322              1,224,625            2,367,921
                                                             -----------             ----------           ----------
        Net cash (used in) provided by operating
         activities                                           (4,347,323)             3,623,211            4,356,926
                                                             -----------             ----------           ----------
INVESTING ACTIVITY:
  Sale (purchase) of investments                               4,742,815               (418,574)          (2,362,913)
  Additions to property and equipment                           (334,038)            (2,128,008)            (790,700)
  Capitalized software development costs                        (902,379)              (393,907)          (1,269,019)
                                                             -----------             ----------           ----------
       Net cash provided by (used in) investing
         activities                                            3,506,398             (2,940,489)          (4,422,632)
                                                             -----------             ----------           ----------
FINANCING ACTIVITIES:
  Proceeds from (Repayment of) Note Payable                   (1,100,000)                     -            1,100,000
  Repayment of Capital Lease obligation                          (69,130)               (18,364)                   -
  Distributions to Shareholders                                        -               (122,656)            (618,500)
  Proceeds from sale of stock                                     23,688                      -              143,384
  Decrease in Short-term borrowings                                    -                      -             (100,000)
  Exercise of stock options and warrants                          56,844                891,767               65,053
  Employee stock purchase plan                                   107,444                136,448               50,903
  Treasury stock purchases                                             -               (172,542)            (213,215)
                                                             -----------             ----------           ----------
       Net cash provided by (used in) financing
        activities                                              (981,154)               714,653              427,625
                                                             -----------             ----------           ----------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                 (1,822,079)             1,397,375              361,919
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                   2,894,500              1,497,125            1,135,206
                                                             -----------             ----------           ----------
CASH AND CASH EQUIVALENTS, END OF YEAR                       $ 1,072,421             $2,894,500           $1,497,125
                                                             ===========             ==========           ==========

The accompanying notes are an integral part of these consolidated financial statements.

VERAMARK TECHNOLOGIES, INC.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998



1.  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The accompanying consolidated financial statements include the accounts of Veramark Technologies, Inc. (the Company) and The Angeles Group Division ("TAG"), reflecting the Company's merger with The Angeles Group effective January 7, 2000. Veramark Technologies, Inc. issued 360,850 shares of common stock in exchange for all of the outstanding shares of The Angeles Group, Inc. The business combination was accounted for as a pooling-of-interests, and accordingly, the historical financial statements of the Company have been restated to include the consolidated financial statements of Veramark Technologies, Inc. and The Angeles Group, Inc. for all periods presented. All significant intercompany accounts and transactions have been eliminated. The Company designs and produces telecommunication management, Internet management and billing systems for users and providers of telecommunication services in the global market. (See
    Note 11)

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

    The consolidated financial statements include management's best estimates of the net realizable value of software development costs. Accordingly, the Company periodically records adjustments to write down the carrying value of software development costs to their net realizable value. The amounts the Company will ultimately realize could differ materially from the carrying value of the software development costs. (See Note 4)

    FAIR VALUE OF FINANCIAL INSTRUMENTS - Statement of Financial Accounting Standards (SFAS) No. 107 "Disclosures about Fair Value of Financial Instruments," requires disclosures of the fair value of certain financial instruments. The carrying amount of cash and cash equivalents, investments, accounts receivable and accounts payable approximate fair value due to their short-term nature.

    CASH AND CASH EQUIVALENTS - The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

    INVESTMENTS - The Company records its investments in accordance with SFAS No. 115, "Investments in Certain Debt and Equity Securities." As of December 31, 2000 and 1999, the Company has classified its portfolio as available-for-sale securities. At December 31, 2000 and 1999 the carrying value of investments approximated fair market value.

    Investments at December 31, 2000 and 1999 consisted of the following:

                                       2000            1999
Commercial Paper                 $        -      $  550,000
Certificates of Deposit                   -         483,541
US Government Securities                  -         662,267
Bond Funds                          394,452       3,991,460
Money Market Funds                1,022,886       1,979,695
                                 ----------      ----------
                                 $1,417,338      $7,666,963
                                 ==========      ==========


    The contractual maturities of the Company's investments as of December 31, 2000 are primarily due within one year.

    CONCENTRATIONS   OF   CREDIT   RISK   -  Financial  instruments,  which
    potentially  subject  the  Company  to concentration  of  credit  risk, consist principally of investments and accounts receivable. The Company places its investments with quality financial institutions and, by policy, limits the amount of investment exposure to any one financial institution.

    The Company's customers are not concentrated in any specific geographic region, but are concentrated in the telecommunications industry. As of December 31, 2000 and 1999, one customer in this industry accounted for approximately $527,101 and $1,100,834, respectively, of the total accounts receivable balance. The Company performs ongoing credit evaluations of its customers' financial conditions but does not require collateral to support customer receivables. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

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

    PROPERTY AND EQUIPMENT is recorded at cost and depreciated on a straight-line basis using the following useful lives:

           Computer hardware and software      3-5 years
           Machinery and equipment             4-7 years
           Furniture and fixtures             5-10 years
           Leasehold improvements          Term of lease

    All maintenance and repair costs are charged to operations as incurred. The cost and accumulated depreciation for property and equipment sold, retired, or otherwise disposed of are removed from the accounts, and the resulting gains or losses are reflected in earnings.

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

    SOFTWARE DEVELOPMENT COSTS meeting recoverability tests are capitalized, under Statement of Financial Accounting Standard No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," and amortized on a product-by-product basis over their economic life, ranging from three to five years, or the ratio of current revenues to current and anticipated revenues from such software, whichever provides the greater amortization.

    REVENUE RECOGNITION - The Company recognizes revenue from product sales upon shipment to the customer. Revenues from maintenance and extended warranty agreements are recognized ratably over the term of the agreements. The Company also enters into license agreements for certain of its software products. These revenues are recognized in accordance with the provisions of Statement of Position (SOP) No. 97-2, "Software Revenue Recognition" as amended by SOP 98-4.

    INCOME TAXES are provided on the income earned in the financial statements. In accordance with SFAS 109, "Accounting for Income Taxes," the Company applies the liability method of accounting for income taxes, under which deferred income taxes are provided to reflect the impact of "temporary differences" between the amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. The Angeles Group was treated as an S-Corporation for Federal Income Tax purposes for all years prior to 2000.

    NET INCOME (OR LOSS) PER COMMON SHARE is computed in accordance with the provisions of SFAS No. 128, "Earnings Per Share." Basic EPS is computed by dividing reported earnings available to common stockholders by weighted average shares outstanding. No dilution for common share equivalents is included. Diluted EPS is computed on a similar basis to the previously calculated fully diluted EPS. Included in diluted earnings per share in 1998 and 1999 are 345,963 and 827,479 shares, respectively, which represents the dilutive effect of stock options and warrants issued. There is no dilutive effect of stock options and warrants in 2000 as the effect would be anti-dilutive.

    RECLASSIFICATIONS - Certain prior year balances have been reclassified to conform with current year presentation.

    STOCK-BASED COMPENSATION - In October 1995, SFAS No. 123, "Accounting for Stock-Based Compensation" was issued which sets forth a fair value method of recognizing stock-based compensation expense. As permitted by SFAS No. 123, the Company continues to measure compensation for such plans using the intrinsic value based method of accounting, prescribed by Accounting Principles Board (APB), Opinion No. 25, "Accounting for Stock Issued to Employees," and will disclose the additional information relative to issued stock options, and pro forma net income and earnings per share, as if the options granted were expensed at their estimated fair value at the time of grant.

    NEW ACCOUNTING PRONOUNCEMENTS - In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This standard was amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133," and changed the effective date of SFAS No. 133 to all fiscal quarters of fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of SFAS No. 133." SFAS requires that all derivative instruments be recorded on the balance sheet at their respective fair values. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on their designation as a hedge of a particular exposure. The Company has determined the adoption of SFAS No. 133 will not have a material impact on the financial statements.

    In December 1999, the Securities and Exchange Commissions ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," which summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The SEC delayed the date by which registrants must apply the accounting and disclosures described in SAB No. 101 until the fourth quarter of 2000. The Company's revenue recognition policies comply with the guidance contained in SAB No. 101 and, therefore, the Company's results of operations were not materially affected.

2.  INVENTORIES

    The major classifications of inventories as of December 31, 2000 and 1999 are:

                                             2000             1999
Purchased parts and components           $198,995         $423,460
Work in process                            65,127           94,991
Finished goods                             67,881           38,672
                                         --------         --------
                                         $332,003         $557,123
                                         ========         ========

3.  PROPERTY AND EQUIPMENT

    The major classifications of property and equipment as of December 31, 2000 and 1999 are:

                                             2000              1999
Machinery and equipment                $  802,355        $1,241,036
Computer hardware and software          2,785,033         3,679,595
Furniture and fixtures                  1,763,981         1,376,024
Leasehold improvements                  1,382,559         1,368,212
                                       ----------        ----------
                                       $6,733,928        $7,664,867
                                       ==========        ==========

    Depreciation expense was approximately $886,000, $677,000 and $366,000 for the years ended December 31, 2000, 1999 and
    1998,  respectively.    The  Company  recorded  a  loss  of
    approximately $19,000, representing the net book value of assets written-off during 2000.

4.  ASSET HELD FOR SALE

    During 2000, the Company announced its intention to either spin-off into a separate Company or sell to a strategic buyer, Verabill, the billing and customer care product line. As of December 31, 2000, the unamortized portion of capitalized software attributable to the Verabill product was $625,324. The Company continued to sell and support the Verabill product during the process of negotiation with interested parties. The Company completed the sale of this product line on March 26, 2001 (See Note 15 to the Financial Statements).

5.  ENGINEERING AND SOFTWARE DEVELOPMENT EXPENDITURES

    Engineering and software development expenditures incurred during the years ended December 31, 2000, 1999 and 1998 were recorded as follows:

                                                            2000             1999             1998
Engineering and software development expense
 included in the consolidated statements of
 operations                                           $5,145,352       $5,942,262       $3,644,863
Amounts capitalized and included in the
 consolidated balance sheets                             902,379          393,907        1,269,019
                                                      ----------       ----------       ----------
Total expenditures for engineering and software
  development                                         $6,047,731       $6,336,169       $4,913,882
                                                      ==========       ==========       ==========

    Additionally,   the   Company   recorded  amortization  of
    capitalized    software    development     costs    of
    approximately $1,020,000, $1,096,000, and $984,000 for
    the years ended December 31, 2000, 1999 and 1998, respectively. Such amortization is included in cost of sales in the consolidated statements of operations.

6.  BENEFIT PLANS

    The  Company  sponsors  an employee incentive  savings
    plan under section 401(k)  for all eligible employees.
    The   Company's  contributions   to   the   plan   are
    discretionary and totaled $100,000 in 1999 and $50,000 in 1998. There were no contributions in 2000.

    The Company  also  sponsors  an  unfunded Supplemental
    Executive Retirement Program, which is a nonqualified plan that provides certain key employees defined pension benefits. Periodic pension expense for the years ended December 31, 2000, 1999 and 1998 consists of the following:

                                              2000            1999            1998
Service cost                              $320,413        $307,637        $279,957
Interest cost                              215,210         173,356         120,933
Net amortization and deferral               86,883          86,883          49,444
                                          --------        --------        --------
Pension expense                           $622,506        $567,876        $450,334
                                          ========        ========        ========

    A reconciliation of the pension plan's funded status with amounts recognized in the Company's balance sheets is as follows:

                                                        2000               1999
Actuarial present value of accumulated
  benefit obligation                            $  3,331,817       $  3,043,771
                                                ============       ============
Actuarial present value of projected
  benefit obligation                            $  3,331,817       $  3,043,771
Plan assets                                                -                  -
                                                ------------       ------------
Projected benefit obligation in excess of
  plan assets                                      3,331,817          3,043,771
Prior service cost not yet recognized in
  net periodic pension cost                         (913,655)        (1,000,538)

Additional minimum liability                         913,655          1,000,538
                                                ------------       ------------
Accrued pension obligation                      $  3,331,817       $  3,043,771
                                                ============       ============


    Included in the pension assets caption in the
    consolidated  balance  sheets  as of December
    31, 2000 and 1999 is an intangible  asset  of
    $913,655    and   $1,000,538,   respectively,
    related to the  minimum  liability adjustment
    for   the   unfunded   accumulated    benefit
    obligation.

    The  discount  rate  and rate of increase  in
    future    compensation   levels    used    in
    determining the actuarial present value of the projected benefit obligation were 7% and 3% respectively, for all years presented.

    The Company maintains life insurance covering certain key employees under its Supplemental
    Executive Retirement Program with the Company named as beneficiary. The Company intends to use death benefits as well as loans against the accumulating cash surrender value of the policies to fund the pension obligation.

7.  STOCKHOLDERS' EQUITY

    The Company maintains a  private  equity  line of
    credit  agreement with a single institutional
    investor.  Under the equity line, the Company
    has the right  to sell to the investor shares
    of the Company's  common  stock  at  a  price
    equal to 94% of the average bid price of  the
    stock  for  the  subsequent ten trading days.
    During the term of  the agreement the Company
    may sell up to $6 million  of common stock to
    the  investor with no more than  $500,000  in
    any single  month.   During 2000, the Company
    sold  8,400  share of common  stock  to  this
    investor, realizing  net proceeds of $23,688.
    There were no shares of  common stock sold to
    this investor during 1999.   During 1998, the
    Company sold 24,700 shares of common stock to
    this  investor  realizing  net  proceeds   of
    $143,384.   This agreement expires August 30,
    2001.

    The Company has  reserved  650,000  shares of
    its common stock for issuance under its  1993
    Stock  Option Plan, the successor plan to the
    1983 Stock  Option Plan.  The Company's Board
    of Directors  approved  a  1998  Stock Option
    Plan  on  December  15, 1997 covering  up  to
    2,500,000 shares of common  stock, subject to
    shareholder approval, which was  obtained  in
    May,  1998.   Both plans provide for options,
    which  may  be  issued   as  nonqualified  or
    qualified  incentive  stock   options.    All
    options granted are exercisable in increments
    of  20 - 50% per year beginning one year from
    the date  of  grant.   All options granted to
    employees have a ten year term.

    The Company accounts for its stock-based compensation plans under APB Opinion No. 25.
    Accordingly, compensation expense has been recognized only to the extent the exercise price was below the fair market value at the time of the grant. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards consistent with the method of SFAS No. 123, the Company's net income (loss) per share would have been adjusted to the pro forma amounts indicated below:

                                                                   2000              1999              1998
Net income (loss)                  As reported             $(6,858,645)        $2,398,586        $1,989,005
                                   Pro forma               $(9,166,081)        $1,855,680        $1,359,147
Net income (loss) per common share As reported
                                      Basic                      $(.85)              $.30              $.25
                                      Diluted                    $(.85)              $.27              $.24
                                   Pro forma
                                      Basic                     $(1.13)              $.23              $.17
                                      Diluted                   $(1.13)              $.21              $.16


    Compensation   expense   recognized   in  the
    statement  of  operations for the years ended
    December  31,  2000,   1999   and   1998  was
    $448,562,      $355,638     and     $215,991,
    respectively,  for   options   issued  at  an
    exercise price below fair market value at the time of the grant. The SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, so the resulting pro forma compensation cost may not be representative of that to be expected in future years.

    For purposes  of  the  disclosure  above, the
    fair  value of each option grant is estimated
    on the  date  of  the  grant using the Black-
    Scholes   option-pricing   model   with   the
    following weighted-average assumptions used for grants in 2000, 1999, and 1998.

                                         2000               1999               1998

Dividend yield                              -                  -                  -

Expected volatility                    66.98%             64.47%             59.00%
Risk-free interest rate                 6.24%              4.58%              5.61%
Expected life                         7 years            7 years            7 years

    A summary of stock option and warrant transactions for the years ended December 31, 2000, 1999 and 1998 is shown below:

                                               2000                             1999                         1998

OPTIONS                                              WEIGHTED                          WEIGHTED                   WEIGHTED
                                      SHARES          AVERAGE          SHARES          AVERAGE       SHARES       AVERAGE
                                                       PRICE                            PRICE                     PRICE
Shares under option,
 beginning of year                   2,181,520         $4.76         1,715,475          $4.16        655,746      $2.40

  Options granted                    1,131,550          4.70           536,537           6.55      1,163,720       5.15

  Options exercised                    (20,536)         2.36           (47,517)          3.14        (22,450)      2.31

  Options terminated                  (592,024)         6.44           (22,975)          5.43        (81,541)      4.61
                                     ---------         -----         ---------          -----      ---------      -----
Shares under option,
 end of year                         2,700,510         $4.38         2,181,520          $4.76      1,715,475      $4.16
                                     =========         =====         =========          =====      =========      =====

Shares exercisable                     893,371         $4.05           656,556          $4.15        379,146      $4.11
                                     =========         =====         =========          =====      =========      =====

Weighted average fair value of
 options granted                         $4.70                           $4.35                         $3.33
                                         =====                           =====                         =====

WARRANTS

Warrants outstanding,
 beginning of year                      78,045         $7.68           185,822          $7.20        194,770      $7.12
Warrants granted                        50,000          3.12             5,289           6.38              -          -
Warrants exercised                           -             -          (104,381)          6.92         (3,594)      4.87
Warrants expired                       (13,301)         5.74            (8,685)          5.76         (5,354)      5.37
                                     ---------         -----         ---------          -----      ---------      -----
Warrants outstanding,
  end of year                          114,744         $5.92            78,045          $7.68        185,822      $7.20
                                     =========                       =========                     =========


8.   SALES INFORMATION

    Sales   to   one   customer   were  approximately
    $7,394,000  or  45%  of  the Company's  total
    sales in 2000.  Sales to this  same  customer
    were approximately $16,287,000 or 55%  of the
    Company's    total    sales   in   1999   and
    approximately  $11,763,000   or  53%  of  the
    Company's total sales in 1998.

    Export   sales   to  unaffiliated  customers,
    primarily in Europe  and  South America, were
    approximately  $1,990,414,  $5,219,000,   and
    $3,435,000    in   2000,   1999   and   1998,
    respectively.

9.  INCOME TAXES

    The components of the income (loss) before income taxes for the years ended December 31, 2000, 1999 and 1998 is presented below:

                                                 2000              1999              1998
Net (loss) income                        $(6,858,645)        $2,789,452        $1,034,427


    The income tax provision (benefit) includes the following:

                                                2000               1999               1998
Current income tax expense:
  Federal                                          -            $80,908            $12,775
  State                                            -             17,299              3,025
                                          ----------            -------            -------
                                          $        -            $98,207            $15,800
                                          ==========            =======            =======
Deferred income tax provision
(benefit):
  Federal                                 (2,000,921)           510,123            236,281
  State                                     (173,993)            48,660             93,738
  Increase (decrease) in valuation
   allowance                               2,174,914           (558,783)          (330,019)
                                          ----------           --------           --------
                                                   -                  -                  -
                                          ----------           --------           --------

                                          $        -           $ 98,207           $ 15,800
                                          ==========           ========           ========


The   income   tax  (benefit)  provision differs  from those computed using the statutory federal tax rate of 34%, due to the following:

                                                      2000              1999              1998
Tax at statutory federal rate                $(2,331,939)          $948,414          $351,705
US Tax effect of foreign losses                        -           (312,024)                -
State taxes, net of federal tax benefit          (69,425)             4,857            64,136
Merger costs                                     209,300                  -                 -
Utilization of tax credits                             -                  -           (31,977)
(Decrease) increase in valuation
 allowance                                     2,174,914           (558,783)         (354,118)
Other                                             17,150             15,743           (13,946)
                                             -----------           --------          --------
                                             $         -           $ 98,207          $ 15,800
                                             ===========           ========          ========

The deferred income tax asset (liability) recorded in the
consolidated balance sheets results from differences between financial statement and tax reporting of income and deductions. A summary of the composition of the deferred income tax asset (liability) follows:


                                      2000             1999
General business credits             1,451,747       $1,055,314
Net operating losses                 2,907,598        1,305,396
Deferred compensation                1,203,943          956,317
Alternative minimum tax credits        322,216          329,273
Inventory                              104,762          165,173
Accounts receivable                     28,060           35,457
Capitalized software                  (952,400)      (1,004,616)
Fixed assets                           (78,685)         (65,687)
Restructuring                                -          205,314
Other                                  145,402           46,264
New York State ITC                      70,476                -
                                    ----------       ----------
                                     5,203,119        3,028,205
Valuation allowance                 (5,203,119)      (3,028,205)
                                    ----------       ----------
Deferred asset (liability)          $        -       $        -
                                    ==========       ==========


The  Company has $7,858,374  of federal   net   operating  loss
carryforwards available as of December 31, 2000. Of that total, $682,000 is limited to a utilization of approximately $100,000 annually. The carryforwards expire in varying amounts in 2011 through 2020.

The   Company's    tax   credit carryforwards  as  of  December
31, 2000 are as follows:

DESCRIPTION                                        AMOUNT         EXPIRATION DATES
General business credits                       $1,451,747         2000 - 2020

New York State investment tax credits            $106,778         2001 - 2015

Alternative minimum tax credits                  $322,216         No expiration date

Cash  paid  (received)   for  income  taxes during  the  years  ended December
31, 2000,  1999  and  1998 totaled  $2,132, $11,705, and $(87,018)
respectively.

10. COMMITMENTS

LEASE OBLIGATIONS - The Company leases current manufacturing and office facilities and certain equipment under operating leases, which expire at various dates. The facility leases provide for extension privileges. Rent expense under all operating leases (exclusive of real estate taxes and other expenses payable under the leases) was approximately $621,000, $453,000, and $534,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

Minimum lease payments as of December 31, 2000 under capital and operating leases are as follows:

YEAR ENDING DECEMBER 31,           CAPITAL LEASES        OPERATING LEASES               TOTAL
2001                                      $19,370              $  617,359           $  636,729
2002                                       19,370                 629,230              648,600
2003                                       19,370                 647,605              666,975
2004                                        8,069                 468,905              476,974
2005                                            0                 433,165              433,165
Thereafter                                      0                 794,136              794,136
                                          -------              ----------           ----------
                                          $66,179              $3,590,400           $3,656,579



Less: Amounts representing interest       (10,864)
Present value of minimum
   capital lease payments                  55,315
Less: Current Portion                     (13,733)
                                          -------
                                          $41,582
                                          =======

Legal Matters - The Company is subject to litigation from time to time in the ordinary course of business. Although the amount of any liability with respect to such litigation cannot be determined, in the opinion of management, such liability will not have a material adverse effect on the Company's financial condition or results of operations.


11. OTHER EXPENSES


    On January 7, 2000, the Company  completed its
    merger with  TAG, a supplier of telemanagement  software
    systems  for  large enterprises.  The transaction
    was structured  as  a stock-for-stock merger with
    the shareholders of TAG  receiving 360,850 shares
    of the Company's common stock,  which represented
    an  aggregate value of approximately  $4,060,000,
    assuming  a  per  share  amount  of  $11.25.   In
    addition,  Veramark  assumed and paid debt of TAG
    totaling approximately $1.1 million.  Transaction
    related broker, accounting,  and  legal  fees  of
    $598,942   are   included   in  the  accompanying
    consolidated statements of operations.

12. LONG-TERM DEBT


    In November, 1998, TAG entered into a note payable in
    the amount of $1,100,000.  Interest  was  payable
    monthly  at  the  rate  of  thirteen  percent per
    annum,  through  December 1, 2003, at which  time
    the principal balance  was  due.   The  note  was
    secured  by  substantially  all  the  assets  and
    intellectual  property  of  TAG.   This  note was
    repaid in January, 2000.


13. LINES OF CREDIT


    The Company maintains a secured line of credit agreement with a major commercial bank for up to $3,000,000, all of which is available as of December 31, 2000.


14. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)


    Summarized quarterly financial information for the years ended December 31, 2000 and 1999 is as follows:

                                                          Three Months Ended

                               March 31            June 30         September 30      December 31
2000
Net sales                         $4,914,417          $3,111,859       $4,889,126       $3,609,955
Gross profit                      $4,046,277          $2,376,770       $4,068,089       $2,905,345

Net income (loss)                $(2,859,965)        $(3,292,588)       $(222,050)       $(484,042)
Net loss per share
     - Basic                     $     (0.36)        $     (0.40)      $    (0.03)      $    (0.06)
     - Diluted                   $     (0.36)        $     (0.40)      $    (0.03)      $    (0.06)

1999
Net sales                         $6,434,695          $7,309,406       $7,537,346       $8,115,241
Gross profit                      $5,630,395          $6,270,471       $6,623,659       $7,075,955

Net income (loss)                   $676,612            $870,318         $805,928          $45,728
Net loss per share
     - Basic                     $      0.09         $      0.11       $     0.10       $     0.01
     - Diluted                   $      0.08         $      0.10       $     0.09       $     0.00

15. SUBSEQUENT EVENTS


    On December 28, 2000, the Company announced
    that it had  received a NASDAQ staff determination
    indicating  that the Company failed to comply
    with  net tangible  assets  requirements  for
    continued  listing  on  the  NASDAQ  National
    Market.   After considering an appeal of  the
    NASDAQ's determination, the Company announced
    on January 26, 2001, that it had decided that
    it was not in the Company's best interests to
    enter into  potentially dilutive transactions
    in order to meet NASDAQ's net tangible assets
    requirement.    As  a result, effective March
    16,  2001,  the  listing   of  the  Company's
    securities  was  transferred  to  the  NASDAQ
    Smallcap Market.

    On March 26, 2001, the Company announced the completion of the sale of Verabill, its billing and customer care product line, to MIND CTI Ltd. of Yokneam, Israel. The sale price paid in cash at closing was $1,000,000.
    The Company will recognize a non-recurring gain on the sale, in the first quarter of 2001, of approximately $300,000.

    PART III

ITEM 10   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information relating to directors of the
Company is incorporated herein  by  reference
to  pages  3  -  5  of  the  Company's  Proxy
Statement   for   the   Annual   Meeting   of
Shareholders  to  be  held  May 17, 2001 {see
"Election of Directors" and "Compliance  With
Section 16 (a)".}

     The  following  lists the names and ages
of all executive officers of the Company, all
persons chosen to become  executive officers,
all  positions and offices with  the  Company
held  by   such  persons,  and  the  business
experience during the past five years of such
persons.  All  officers  were  elected or re-
elected to their present positions  for terms
ending  on  May  17,  2001  and  until  their
respective   successors   are   elected   and
qualified.

                 MANAGEMENT

DIRECTORS AND EXECUTIVE OFFICERS OF THE
REGISTRANT

     The Directors and executive officers of
Veramark are as follows:

NAME                                  AGE          POSITION
David G. Mazzella                     60           Chairman of the Board, President and CEO

William J. Reilly                     52           Director

John E. Gould                         56           Director

James R. Scielzo                      58           Director

Robert Stubbs                         66           Director

Paul T. Babarik                       59           Vice President - Telemanagement Sales

Robert L. Boxer                       47           Vice President, Secretary, General Counsel

James W. Karr                         57           Vice President - Sales, Billing And Customer Care

Ronald C. Lundy                       49           Treasurer

Douglas F. Smith                      57           Vice President - Operations

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

     PAUL T. BABARIK was appointed Vice President of Sales in April 1996. After joining Veramark in 1987 as a Regional Sales Manager he held several sales management positions, the most recent as Director of AT&T sales from 1989 to 1996. Prior to joining Veramark, Mr. Babarik was employed by AT&T from 1977 - 1986 in various sales management positions.

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

ITEM 11   EXECUTIVE COMPENSATION

     Information    relating     to     executive
compensation  is  incorporated  by  reference  on
pages 6 - 8 of the Company's Proxy Statement  for
the Annual Meeting of Shareholders to be held May
17,  2001.   (See  "Executive  Compensation"  and
"Corporate Governance Information.")

ITEM 12   SECURITY     OWNERSHIP    OF    CERTAIN
BENEFICIAL OWNERS AND MANAGEMENT

     Information   relating   to   the   security
holdings of more than  five  percent  holders and
directors   and   officers   of  the  Company  is
incorporated herein by reference to pages 3 - 5 of the Company's Proxy Statement for the Annual
Meeting of Shareholders to be held May 17, 2001.

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

   TAG has its headquarters  located  in Westlake
   village, California, and will be operated as a
   division  of  Veramark.   The transaction  was
   structured  as a stock-for-stock  merger  with
   the  shareholders  of  TAG  receiving  360,850
   shares   of   Veramark   common  stock,  which
   represents an aggregate value of approximately
   $4,059,562, assuming a price per share of Veramark common stock of $11.25. In addition, Veramark assumed and paid debt of TAG totaling approximately $1.1 million and transaction related broker, accounting, and legal fees of approximately $600,000 were paid in cash out of working capital.

   TAG  was  not  affiliated  with  Veramark, any
   director   or  officer  of  Veramark  or   any
   associate of any such directory or officer prior to the merger.

2. On March 16, 2000, the Company filed  a report
   on Form 8-KA providing, on a pro-forma  basis,
   the   consolidated   financial  statements  of
   Veramark Technologies,  Inc.  and  The Angeles
   Group, Inc. for the years 1997-1999.

3. On April 3, 2000, the Company filed  a  report
   on   Form  8-K  announcing  a  change  in  the
   Company's  certifying  accountants,  effective
   March   28,  2000.   The  Company's  Board  of
   Directors   approved  the  engagement  of  the
   accounting firm  of PricewaterhouseCoopers LLP
   as independent auditors  for  the  Company and
   its  Divisions  and subsidiaries for the  year
   ending December 31,  2000, subject to approval
   of  stockholders.   The   audit   relationship
   between the Company and its past independent auditors, Arthur Andersen LLP was continued through an orderly completion of all matters related to the year, which ended December 31, 1999. During the two most recent fiscal years and interim period subsequent to December 31, 1999, there were no disagreements with Arthur
   Anderson LLP on any matter of accounting principles or policies, financial statement disclosure, or auditing scope or procedure.

(b)  Exhibits (numbered in accordance  with  item
        601 of regulation S-K)
     (11.1) Page 45 Calculation of earnings per share

(c)  Schedule II Page 43 Valuation and Qualifying
        Accounts.

   All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

           VERAMARK TECHNOLOGIES, INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

            COLUMN A             COLUMN B             COLUMN C             COLUMN D             COLUMN E
       ALLOWANCE FOR           Balance at           Charged to             Accounts           Balance at
            Doubtful    Beginning of Year            Costs and          Written Off               End of
            Accounts                                  Expenses          (Recovered)                 Year
                2000             $260,000               $4,000              $63,000             $201,000
                1999             $110,000             $107,000            $(43,000)             $260,000
                1998              $75,000              $68,973              $33,973             $110,000

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

SIGNATURE                         CAPACITY                           DATE
                                  Chairman of the Board, Director    March 27, 2001
David G. Mazzella
                                  Director                           March 27, 2001
John E. Gould
                                  Director                           March 27, 2001
William J. Reilly
                                  Director                           March 27, 2001
Robert Stubbs
                                  Director                           March 27, 2001
James R. Scielzo
                                  Treasurer                          March 27, 2001
Ronald C. Lundy

Exhibit 11.1

           VERAMARK TECHNOLOGIES, INC.
        CALCULATION OF EARNINGS PER SHARE


                                                                          Year Ended December 31,
                                                             2000                1999                1998
BASIC
Net Earnings (Loss)                                      $(6,858,645)          $2,398,586          $1,989,005
                                                         ===========           ==========          ==========
Weighted average common shares outstanding                 8,079,281            7,973,183           7,926,646
                                                         ===========           ==========          ==========
Earnings  (Loss) per common & common equivalent
 share                                                        $(0.85)               $0.30               $0.25
                                                         ===========           ==========          ==========

DILUTED

Net Earnings (Loss)                                       $6,858,645           $2,398,586          $1,989,005
                                                          ==========           ==========          ==========
Weighted average common shares outstanding                 8,079,281            7,973,183           7,926,646

Additional dilutive effect of stock options &
 warrants after application of treasury stock
 method                                                            -              827,479             345,963
                                                          ----------           ----------          ----------
Weighted average dilutive shares outstanding               8,079,281            8,800,662           8,272,609
                                                          ==========           ==========          ==========
Earnings  (Loss) per common share assuming full
 dilution                                                     $(0.85)               $0.27               $0.24
                                                          ==========           ==========          ==========