Form 10-Q
period 2001-03-31
VERAMARK TECHNOLOGIES INC
filed 2001-05-15
CIK 747605

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Quarterly Report Under Section 13 or 15 (d)
of the Securities Exchange Act of 1934

For Quarter Ended March 31, 2001

Commission File Number 0-13898

Veramark Technologies, Inc.

(Exact name of registrant as specified in its charter)

Delaware	16-1192368

(State or other jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

3750 Monroe Avenue, Pittsford, NY	14534

(Address of principal executive offices)	(Zip Code)

(716) 381-6000

(Registrant’s telephone number, including area code)

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

YES   XX    NO

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of March 31, 2001

Common stock, par value $.10	8,188,909 shares

This report consists of 14 pages

INDEX

Page

PART I	FINANCIAL INFORMATION

Item 1	Financial Statements

	Condensed Balance Sheets — March 31, 2001 and December 31, 2000	3 - 4

	Condensed Statements of Operations — Three Months Ended March 31, 2001 and 2000	5

	Condensed Statements of Cash Flows — Three Months Ended March 31, 2001 and 2000	6

	Notes To Condensed Financial Statements	7 - 8

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9 - 11

PART II	OTHER INFORMATION

Item 6	Exhibits and Reports on Form 8-K	12 - 13

PART I — FINANCIAL INFORMATION

VERAMARK TECHNOLOGIES, INC.

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2001	2000

ASSETS	(Unaudited)
CURRENT ASSETS:

Cash and Cash Equivalents	$1,298,855	$1,072,421

Investments	342,907	394,453

Accounts Receivable, trade (net of allowance for doubtful accounts of $205,000 and $201,000, respectively)	1,622,732	2,104,505

Net Inventories	249,690	332,003

Prepaid Expenses	117,623	96,336

Assets Held for Sale (Note 5)	—	625,324

Total Current Assets	3,631,807	4,625,042

PROPERTY AND EQUIPMENT	6,725,720	6,733,928

Less Accumulated Depreciation	(4,417,166)	(4,203,173)

Property and Equipment (Net)	2,308,554	2,530,755

OTHER ASSETS:

Software Development Costs (net of accumulated amortization of $1,590,452 and $1,464,890, respectively)	2,250,187	1,948,728

Pension Assets	2,125,878	2,125,878

Deposits and Other Assets	642,688	628,927

Total Other Assets	5,018,753	4,703,533

TOTAL ASSETS	$10,959,114	$11,859,330

See notes to Condensed Financial Statements.

VERAMARK TECHNOLOGIES, INC.

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2001	2000

	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

Accounts Payable	$357,862	$385,779

Accrued Compensation and Related Taxes	1,711,965	1,606,886

Deferred Revenue	1,901,342	2,175,986

Capital Lease Obligation — Current	14,138	13,733

Customer Deposits	227,469	636,175

Other Accrued Liabilities	232,145	200,514

Total Current Liabilities	4,444,921	5,019,073

Long Term Portion of Capital Leases	37,836	41,582

Pension Obligation	3,391,972	3,331,817

Total Liabilities	7,874,729	8,392,472

STOCKHOLDERS’ EQUITY:

Common Stock, par value $.10, 20,000,000 shares authorized; issued and outstanding, 8,188,909 for both periods	826,913	826,913

Additional Paid-in Capital	20,191,304	20,191,304

Retained Earnings (Deficit)	(17,548,075)	(17,165,602)

Treasury Stock (80,225 shares, at cost)	(385,757)	(385,757)

Total Stockholders’ Equity	3,084,385	3,466,858

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,959,114	$11,859,330

See notes to Condensed Financial Statements.

VERAMARK TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2001	2000

	(Unaudited)

SALES	$3,324,315	$4,914,417

COSTS AND OPERATING EXPENSES:

Cost of Sales	545,695	868,140

Engineering & Software Development	772,217	1,897,942

Selling, General and Administrative	2,733,491	4,439,431

Other Costs (Note 4)	—	598,942

Total Costs and Operating Expenses	4,051,403	7,804,455

LOSS FROM OPERATIONS	(727,088)	(2,890,038)

NET INTEREST INCOME	28,939	30,073

OTHER INCOME (NOTE 5)	315,676	—

LOSS BEFORE INCOME TAXES	(382,473)	(2,859,965)

INCOME TAXES	—	—

NET LOSS	$(382,473)	$(2,859,965)

NET LOSS PER SHARE

Basic	$(0.05)	$(0.36)

Diluted	$(0.05)	$(0.36)

See notes to Condensed Financial Statements.

VERAMARK TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2001	2000

	(Unaudited)
OPERATING ACTIVITIES:

Net loss	$(382,473)	$(2,859,965)

Adjustments to reconcile net income (loss) to net cash Provided (used) by operating activities
Depreciation and amortization	346,308	495,023

Provision for losses on accounts receivable	7,500	9,000

Provision for inventory obsolescence	6,250	24,999

Loss on disposal of fixed assets	1,455	426

Gain on Sale of Verabill	(315,676)	—

Changes in Assets and Liabilities

Accounts receivable	474,273	1,471,925

Inventories	76,063	(57,791)

Prepaid expenses and other current assets	(21,287)	227,010

Deposits and other assets	(13,761)	(35,353)

Accounts payable	(27,917)	269,991

Accrued compensation and related taxes	105,079	(369,226)

Deferred revenue and customer deposits	(683,350)	(205,695)

Other accrued liabilities	31,631	(66,656)

Pension obligation	60,155	87,051

Net adjustments	46,723	1,850,704

Net cash flows used by operating activities	(335,750)	(1,009,261)

INVESTING ACTIVITIES:

Sale of investments	51,546	733,215

Additions to property and equipment	—	(181,574)

Capatalized software development costs	(427,021)	(33,686)

Proceeds from sale of Verabill, net of selling expenses	941,000	—

Net cash flows provided by investing activities:	565,525	517,955

FINANCING ACTIVITIES:

Repayment of note payable	—	(1,100,000)

Repayment of capital lease obligation	(3,341)	(117,187)

Exercise of stock options and warrants	—	644

Net cash flows used by financing activities	(3,341)	(1,216,543)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	226,434	(1,707,849)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,072,421	2,894,500

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,298,855	$1,186,651

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

(1) GENERAL

      The accompanying unaudited financial statements include all adjustments of a normal and recurring nature which are, in the opinion of Company’s management, necessary to present fairly the Company’s financial position as of March 31, 2001 and the results of its operations and cash flows for the three months ended March 31, 2001 and 2000.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed financial statements should be read in conjunction with the supplemental financial statements and related notes contained in the Company’s annual 10-K report to the Securities and Exchange Commission for the year ended December 31, 2000.

      The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for a full year’s operation.

(2) INVENTORIES

      The composition of inventories at March 31, 2001 and December 31, 2000 was as follows:

	March 31,	December 31,
	2001	2000

Purchased parts and components	$146,948	$198,995

Work in process	68,137	65,127

Finished goods	34,605	67,881

	$249,690	$332,003

(3) PROPERTY AND EQUIPMENT

      The major classifications of property and equipment at March 31, 2001, and December 31, 2000 are:

	March 31,	December 31,
	2001	2000

Machinery and equipment	$802,355	$802,355

Computer hardware and software	2,776,825	2,785,033

Furniture and fixtures	1,763,981	1,763,981

Leasehold improvements	1,382,559	1,382,559

	$6,725,720	$6,733,928

(4)	On January 7, 2000, the Company completed a merger with The Angles Group, “TAG”, a supplier of telemanagement software systems for large enterprises. The transaction was structured as a stock-for-stock merger with the shareholders of TAG receiving 360,850 shares of the Company’s common stock, which represented an aggregate value of approximately $4,060,000, assuming a per share amount of $11.25. In addition, Veramark assumed and paid debt of TAG totaling approximately $1.1 million. Transaction related broker, accounting, and legal fees of $598,942 are included in the accompanying condensed statements of operations.

(5)	On March 26, 2001, the Company completed the sale of Verabill, its billing and customer care product line, to MIND CTI Ltd. of Yokneam, Israel. The net proceeds from the sale were $941,000, representing cash received at closing of $1,000,000, less transaction related fees and expenses of $59,000. After all fees, expenses, and the write-off of remaining capitalized software associated with the Verabill product line, the Company recognized a net gain on the transaction of $315,676.

(6)	The Company adopted SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS 137 and SFAS 138, effective January 1, 2001. The Company currently does not have any derivative instruments. Accordingly the was no impact on the March 31, 2001 condensed financal statements.

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations

      Except for the historical information contained herein, the matters discussed in this report are forward-looking statements, which involve risks and uncertainties including, but not limited to, economic, competitive, governmental and technological factors, affecting the Company’s operations, markets, products, services and prices, as well as other factors discussed in the Company’s filings with the Securities and Exchange Commission.

Results of Operations

      Sales for the quarter ended March 31, 2001 were $3,324,315, representing a 32% decrease from sales of $4,914,417 recognized for the quarter ended March 31, 2000. The decline in sales is primarily the result of lower than anticipated sales of the Company’s core telemanagement products through its major distribution channel, Avaya Communications. Sales to Avaya and their direct distributors for the quarter ended March 31, 2001 were 52% less than for the same quarter of 2000. In total, sales of core call telemanagement products and services were 50% lower for the quarters ended March 31, 2001 as compared to the quarter ended March 31, 2000. For the quarters ended March 31, 2001 and March 31, 2000, telemanagement products and services accounted for 41% and 54%, respectively, of total Company sales.

      Sales of the Company’s enterprise management solutions, DNT and Quantum, were 13% lower for the quarter ended March 31, 2001 than for the quarter ended March 31, 2000, representing 42% and 33% of Company sales, respectively. The enterprise management products are marketed to very large organizations and consist of fully integrated modules that can also be separated as stand-alone products for Cable Management, Work Orders, Trouble Tickets, Phone Bill Reconciliation, Consolidated Billing, Inventory Management, and Personnel Directory, in addition to traditional Call Accounting applications.

      Sales of the Company’s Centrex product offering, INFO/MDR, which accounted for 6% of total sales for the quarter ended March 31, 2001, increased 3% from sales recognized for the quarter ended March 31, 2000. Telephone companies use INFO/MDR to enhance the appeal of Centrex and Virtual Private Network service. With Centrex service, business customers utilize the telephone company’s central office switch to route calls to individual extensions rather than a PBX.

      Sales of Verabill for the quarter ended March 31, 2001, declined 25% from the quarter ended March 31, 2000. This billing and customer care product line was sold in its entirety on March 26, 2001. (See Note 5 to the condensed financial statements.)

      The Company also offers a completely outsourced solution to companies that lack the means or desire to utilize their own internal staff or equipment. Using the same telemanagment products developed for software customers, the Company can remotely poll, process, and report telecommunications activity and data to service bureau customers. Sales generated from this service bureau operation increased 30% for the quarter ended March 31, 2001 as compared to the same quarter of 2000 and accounted for 3% of first quarter 2001 sales.

      For the quarter ended March 31, 2001, product sales were $1,735,552, or 52% of total sales, and service revenues, consisting primarily of maintenance and support, training, and installation services were

$1,588,763, or 48% of total Company sales. For the same quarter of 2000, product sales were $2,742,992 or 56% of sales and service sales were $2,171,425 or 44% of sales.

      For the quarter ended March 31, 2001, the Company recognized a gross margin of $2,778,620 or 84% of sales compared with a gross margin of $4,046,277 or 82% of sales for the quarter ended March 31, 2000.

      Engineering and development expenses, net of capitalized software costs, for the quarter ended March 31, 2001 were $772,217 versus $1,897,942 for the quarter ended March 31, 2000, a decrease of 59%. The decline in development expenses primarily reflects diminished investment in the Verabill product line, which was sold at the end of the first quarter. The chart below details gross engineering and development expenses, cost capitalized and the resulting net engineering and development expenses for the quarters ended March 31, 2001 and 2000.

	Three Months Ended
	March 31,	March 31,
	2001	2000

Gross expenditures for engineering and development	$1,199,238	$1,931,628

Less: Development cost capitalized	(427,021)	(33,686)

Net engineering expenditures and development	$772,217	$1,897,942

      Selling, general, and administrative expenses of $2,733,491 incurred for the first quarter of 2001 were 38% less than the selling, general, and administrative expenses incurred of $4,439,431 in the first quarter of 2000. The significant decrease reflects the continued streamlining of all operational functions, primarily through reductions in employment undertaken thoughout 2000, and continuing through the first quarter of 2001. Employment at March 31, 2001 was 158 versus 266 one year ago.

      For the quarter ended March 31, 2001 the Company incurred a net loss of $382,473, or $0.05 per share, as compared with a net loss of $2,859,965, or $0.36, per share for the quarter ended March 31, 2000.

Liquidity and Capital Resources

      The Company’s total cash and investment position at March 31, 2001 was $1,641,762. This compared with a total cash and investment position of $1,466,874 at December 31, 2000. Included in the March 31, 2001 cash and investment balance is $941,000 of net proceeds realized from the Company’s sale of Verabill, its billing and customer care product line. (See Note 5 to the condensed financial statements.)

      Accounts receivable at March 31, 2001 were $1,622,732, down from $2,104,505 at December 31, 2000. The decline directly correlated to the reduction in sales recognized in the first quarter of 2001 versus the fourth quarter of 2000. There were no significant write-offs or changes in the payment patterns of major customers.

      The continued decline in inventories is in direct relation to the percentage of product sales that contain a hardware component. At March 31, 2001, inventories totaled $249,690, down from $332,003 at December 31, 2000.

      The value of capitalized software costs at March 31, 2001 was $2,250,187 versus $1,948,728 at December 31, 2000. The increase reflects the capitalization of $427,021 in development costs during the first quarter, less amortization of $125,562 of previously capitalized costs.

      Total current liabilities decreased 11% during the first quarter of 2001 from $5,019,073 at December 31, 2000 to $4,444,921 at March 31, 2001. Deferred revenues decreased $274,644 for the quarter and accounts payable decreased $27,917. Customer deposits of $227,469 at March 31, 2001 decreased by $408,706 from $636,175 at December 31, 2001 reflecting installation of product at customer sites and the recognition of revenue associated with those installations. Accrued compensation and related taxes increased from $1,606,886 on December 31, 2000 to $1,711,965 at March 31, 2001, reflecting an increase in accruals for fringe benefits and non-cash compensation expenses associated with outstanding stock options.

      Total stockholder’s equity at March 31, 2001 was $3,084,385 down from $3,466,858 at December 31, 2000 as a result of the operating loss incurred for the first quarter. There were no employee stock options exercised during the quarter.

      The company maintains a private equity line of credit agreement with a single institutional investor. Under the equity line, the Company has the right to sell, to the investor, shares of the Company’s common stock at a price equal to 94% of the average bid price of the stock for the subsequent ten trading days. During the term of the agreement, the Company may sell up to $6 million to this investor with no more than $500,000 in any single month. The Company did not utilize this agreement during the first quarter of 2001. This agreement expires August 30, 2001.

      The Company maintains an agreement with a major commercial bank for a secured demand line of credit arrangement in the amount of $3,000,000. There have been no borrowings against this agreement as of March 31, 2001.

      Despite the operating loss incurred in the first quarter 2001, the Company believes that with continued monitoring of its base operating expenses, the proceeds recognized from the sale of its Verabill product line, and the bank line of credit agreement referred to above, sufficient resources are available to meet the Company’s financial obligations and support anticipated growth over the next twelve months.

PART II — OTHER INFORMATION

Item 6: Exhibits and Reports on Form 8-K

(1)	Registrant’s Condensed Financial Statements for the three months ended March 31, 2001 and 2000 are set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.

(2)	Calculation of earnings per share for the three months ended March 31, 2001 and 2000.

Exhibit A: (2)

VERAMARK TECHNOLOGIES, INC.

Calculations of Earnings (Loss) Per Share

	Three Months Ended
	March 31,
	2001	2000

Basic

Net Loss	$(382,473)	$(2,859,965)

Weighted Average Common Shares Outstanding	8,188,909	8,039,698

Loss Per Common Share	$(0.05)	$(0.36)

Diluted

Net Loss	$(382,473)	$(2,859,965)

Weighted Average Common Shares Outstanding	8,188,909	8,039,698

Additional Dilutive Effect of Stock Options and
Warrants after Application of Treasury Stock Method	—	—

Weighted Average Common Shares Outstanding	8,188,909	8,039,698

Loss per Common Share and Common Equivalent Share	$(0.05)	$(0.36)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERAMARK TECHNOLOGIES, INC.

REGISTRANT

Date: May 15, 2001

/s/ David G. Mazzella
David G. Mazzella President and CEO

Date: May 15, 2001

/s/ Ronald C. Lundy
Ronald C. Lundy Treasurer (Chief Accounting Officer)