Form 10-Q
period 2001-06-30
VERAMARK TECHNOLOGIES INC
filed 2001-08-13
CIK 747605

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Quarterly Report Under Section 13 or 15 (d)
of the Securities Exchange Act of 1934

For Quarter Ended June 30, 2001

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

      YES  XX              NO

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of June 30, 2001

Common stock, par value $.10	8,293,966 shares

      This report consists of 15 pages.

INDEX

Page

PART I	FINANCIAL INFORMATION

Item 1	Financial Statements

	Condensed Balance Sheets - June 30, 2001 and December 31, 2000	3 — 4

	Condensed Statements of Operations - Three and Six Months Ended June 30, 2001 and 2000	5

	Condensed Statements of Cash Flows - Six Months Ended June 30, 2001 and 2000	6

	Notes To Condensed Financial Statements	7 — 8

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9 — 11

PART II	OTHER INFORMATION

Item 6	Exhibits and Reports on Form 8-K	12 — 14

PART I — FINANCIAL INFORMATION

VERAMARK TECHNOLOGIES, INC.

CONDENSED BALANCE SHEETS

	JUNE 30,	DECEMBER 31,
	2001	2000

	(Unaudited)
ASSETS

CURRENT ASSETS:

Cash and Cash Equivalents	$553,984	$1,072,421

Investments	405,663	394,453

Accounts Receivable, trade (net of allowance for doubtful accounts of $213,000 and $201,000, respectively)	2,260,149	2,104,505

Net Inventories	219,454	332,003

Prepaid Expenses	180,822	96,336

Assets Held for Sale (Note 5)	—	625,324

Total Current Assets	3,620,072	4,625,042

PROPERTY AND EQUIPMENT

Property and Equipment at Cost	6,717,127	6,733,928

Less Accumulated Depreciation	(4,619,936)	(4,203,173)

Property and Equipment (Net)	2,097,191	2,530,755

OTHER ASSETS:

Software Development Costs (net of accumulated amortization of $1,716,014 and $1,464,890, respectively)	2,475,886	1,948,728

Pension Assets	1,891,384	2,125,878

Deposits and Other Assets	740,122	628,927

Total Other Assets	5,107,392	4,703,533

TOTAL ASSETS	$10,824,655	$11,859,330

See notes to Condensed Financial Statements.

VERAMARK TECHNOLOGIES, INC.

CONDENSED BALANCE SHEETS

	JUNE 30,	DECEMBER 31,
	2001	2000

	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Accounts Payable	$425,487	$385,779

Accrued Compensation and Related Taxes	1,622,178	1,606,886

Deferred Revenue	2,440,431	2,175,986

Capital Lease Obligation — Current	14,556	13,733

Customer Deposits	6,260	636,175

Other Accrued Liabilities	172,707	200,514

Total Current Liabilities	4,681,619	5,019,073

Long Term Portion of Capital Leases	34,036	41,582

Pension Obligation	3,452,126	3,331,817

Total Liabilities	8,167,781	8,392,472

STOCKHOLDERS’ EQUITY:

Common Stock, par value $.10, 40,000,000 shares authorized; issued and outstanding, 8,293,966 and 8,188,909 respectively	837,419	826,913

Additional Paid-in Capital	20,244,988	20,191,304

Retained Earnings (Deficit)	(18,039,776)	(17,165,602)

Treasury Stock (80,225 shares, at cost)	(385,757)	(385,757)

Total Stockholders’ Equity	2,656,874	3,466,858

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,824,655	$11,859,330

See notes to Condensed Financial Statements.

VERAMARK TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2001	2000	2001	2000

	(Unaudited)		(Unaudited)
SALES	$3,297,719	$3,111,859	$6,622,034	$8,026,276

COSTS AND OPERATING EXPENSES:

Cost of Sales	518,074	735,089	1,063,769	1,603,229

Engineering & Software Development	713,435	1,602,293	1,485,652	3,500,235

Selling, General and Administrative	2,568,810	4,059,821	5,302,301	8,499,252

Other Costs (Note 4)	—	—	—	598,942

Total Costs and Operating Expenses	3,800,319	6,397,203	7,851,722	14,201,658

LOSS FROM OPERATIONS	(502,600)	(3,285,344)	(1,229,688)	(6,175,382)

NET INTEREST INCOME (EXPENSE)	10,899	(7,244)	39,838	22,829

OTHER INCOME (NOTE 5)	—	—	315,676	—

LOSS BEFORE INCOME TAXES	(491,701)	(3,292,588)	(874,174)	(6,152,553)

INCOME TAXES	—	—	—	—

NET LOSS	$(491,701)	$(3,292,588)	$(874,174)	$(6,152,553)

NET LOSS PER SHARE

Basic	$(0.06)	$(0.40)	$(0.11)	$(0.76)

Diluted	$(0.06)	$(0.40)	$(0.11)	$(0.76)

See notes to Condensed Financial Statements.

VERAMARK TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,

	2001	2000

	(Unaudited)
OPERATING ACTIVITIES:

Net loss	$(874,174)	$(6,152,553)

Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities

Depreciation and amortization	681,551	966,988

Provision for losses on accounts receivable	15,000	18,000

Provision for inventory obsolescence	12,500	89,998

Loss on disposal of fixed assets	3,136	17,484

Gain on Sale of Verabill	(315,676)	—

Changes in Assets and Liabilities

Accounts receivable	(170,644)	2,487,232

Inventories	100,049	(28,961)

Prepaid expenses and other current assets	(84,486)	154,843

Deposits and other assets	123,299	(127,655)

Accounts payable	39,708	(164,102)

Accrued compensation and related taxes	15,292	(320,523)

Deferred revenue and customer deposits	(365,470)	(1,039,943)

Other accrued liabilities	(27,807)	(91,661)

Pension obligation	120,309	185,768

Net adjustments	146,761	2,147,468

Net cash flows used by operating activities	(727,413)	(4,005,085)

INVESTING ACTIVITIES:

Sale (purchase) of investments	(11,210)	2,888,456

Additions to property and equipment	—	(269,784)

Capatalized software development costs	(778,281)	(105,774)

Proceeds from sale of Verabill, net of selling expenses	941,000	—

Net cash flows provided by investing activities:	151,509	2,512,898

FINANCING ACTIVITIES:

Repayment of note payable	—	(1,100,000)

Repayment of capital lease obligation	(6,723)	(62,064)

Exercise of stock options and warrants	—	20,752

Employee stock purchase plan	64,190	67,175

Net cash flows provided (used by) financing activities	57,467	(1,074,137)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(518,437)	(2,566,324)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,072,421	2,894,500

CASH AND CASH EQUIVALENTS, END OF PERIOD	$553,984	$328,176

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

(1) GENERAL

      The accompanying unaudited financial statements include all adjustments of a normal and recurring nature which are, in the opinion of Company’s management, necessary to present fairly the Company’s financial position as of June 30, 2001 and the results of its operations and cash flows for the three and six months ended June 30, 2001 and 2000.

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

      The results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of the results to be expected for a full year’s operation.

(2) INVENTORIES

The composition of inventories at June 30, 2001 and December 31, 2000 was as follows:

	June 30,	December 31,
	2001	2000

Purchased parts and components	$127,543	$198,995

Work in process	81,707	65,127

Finished goods	10,204	67,881

	$219,454	$332,003

(3) PROPERTY AND EQUIPMENT

The major classifications of property and equipment at June 30, 2001, and December 31, 2000 are:

	June 30,	December 31,
	2001	2000

Machinery and equipment	$795,098	$802,355

Computer hardware and software	2,775,489	2,785,033

Furniture and fixtures	1,763,981	1,763,981

Leasehold improvements	1,382,559	1,382,559

	$6,717,127	$6,733,928

(4)	On January 7, 2000, the Company completed a merger with The Angles Group, “TAG”, a supplier of telemanagement software systems for large enterprises. The transaction was structured as a stock-for-stock merger with the shareholders of TAG receiving 360,850 shares of the Company’s common stock, which represented an aggregate value of approximately $4,060,000, assuming a per share amount of $11.25. In addition, Veramark assumed and paid debt of TAG totaling approximately $1.1 million. Transaction related broker, accounting, and legal fees of $598,942 are included in the accompanying condensed statements of operations.

(5)	On March 26, 2001, the Company completed the sale of Verabill, its billing and customer care product line, to MIND CTI Ltd. of Yokneam, Israel. The net proceeds from the sale were $941,000, representing cash received at closing of $1,000,000, less transaction related fees and expenses of $59,000. After all fees, expenses, and the write-off of remaining capitalized software associated with the Verabill product line, the Company recognized a net gain on the transaction of $315,676.

(6)	The Company adopted SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS 137 and SFAS 138, effective January 1, 2001. The Company currently does not have any derivative instruments. Accordingly there was no impact on the June 30, 2001 condensed financial statements.

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

Results of Operations

      Sales for the three months ended June 30, 2001, increased 6% to $3,297,719 from $3,111,859 for the three months ended June 30, 2000. Sales of the Company’s core products, consisting of telemanagement and enterprise/OSS systems, excluding the Verabill product line sold in March 2001, increased 16% as compared to the same quarter last year. Sales for the six months ended June 30, 2001 were $6,622,034, a decrease of 17% from sales of $8,026,276 for the six months ended June 30, 2000, or a 15% decrease when Verabill sales are excluded from both years.

      Sales of the Company’s telemanagement products and services decreased 15% and 37% respectively, for the three and six months ended June 30, 2001, as compared to the same three and six month periods of 2000. The decline in sales appears to be mainly attributable to the weak economic conditions currently being experienced in the technology sector, and a resulting decline in sales to the company’s largest distributor of telemanagement products, Avaya Communications. Sales to Avaya decreased 21% for the three months ended June 30, 2001, and 43% for the six months ended June 30, 2001, as compared to the same three and six month periods of 2000. Through June 30, 2001, call management products and service accounted for 41% of the Company’s sales versus 53% for the first six months of 2000.

      Offsetting the declines in the Company’s call management products was a significant increase in sales recognized from the Company’s Enterprise/OSS product offerings. Sales for the second quarter of 2001 of enterprise products, which include the Quantum and DNT product lines, grew 60% from the second quarter of 2000, and 16% for the six months ended June 30, 2001, as compared to 2000. Enterprise/OSS products accounted for 46% of total Company sales for the first six months of 2001 versus 33% for the first six months of 2000.

      The Company also achieved increased sales of its Info/MDR product, as well as its service bureau operations over 2000 levels. Sales of Info/MDR, the Company’s Centrex offering, for the three and six months ended June 30, 2001, increased 4% and 15% from the comparable three and six month periods of 2000, while service bureau sales for 2001 have increased 24% and 27% from the prior year three and six month levels.

      In total, product sales accounted for 52% of total Company sales for the six months ended June 30, 2001 with services such as training, installation, and maintenance accounting for the remaining 48% of sales. For the six months ended June 30, 2000, sales of new product accounted for 51% of sales, and services the remaining 49%.

      For the three and six months ended June 30, 2001, the Company recognized gross margins of $2,779,645 and $5,558,265 respectively, or 84% of sales for both periods. This compares with gross margins recognized of $2,376,770 and $6,423,047, or 76% and 80% of sales for the comparable three and six months of 2000. The higher gross margins, as a percentage of sales, reflect lower manufacturing overhead and amortization costs for 2001 versus 2000.

      Engineering and software development expenses, net of software capitalization, of $713,435 for the three months ended June 30, 2001 decreased by 55% from $1,602,293 for the three months ended June 30, 2000. For the six months ended June 30, 2001, net engineering and development expenses decreased to $1,485,652 from $3,500,235 for the six months ended June 30, 2000 or 58%. The chart below summarizes gross expenses for engineering and development, costs capitalized and the resulting net engineering and development expenses recognized for three and six month periods ended June 30, 2001 and 2000.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

Gross expenditures for engineering and development	$1,064,695	$1,674,381	$2,263,933	3,606,009

Less: Development cost capitalized	(351,260)	(72,088)	(778,281)	(105,774)

Net engineering expenditures and development	$713,435	$1,602,293	$1,485,652	$3,500,235

      The Company is continuing a process, which began in mid 2000, to reduce its operating expenses, mainly through staffing reductions, to more closely match current and future expected revenues. Employment at the Company’s Pittsford, New York and Westlake, California locations was 148 at June 30, 2001, which compared with an employment level of 196 at June 30, 2000. As a result, expenses for selling, general and administrative expenses have decreased 37% from $4,059,821 for the three months ended June 30, 2000 to $2,568,810 for the three months ended June 30, 2001. For the six months ended June 30, 2001, general, administrative expenses of $5,302,301 were 38% below the prior year six month total of $8,499,252.

      For the three months ended June 30, 2001, the Company incurred a net loss of $491,701, or $0.06 per share, a significant reduction from the loss of $3,292,588, or $0.40 per share incurred for the second quarter of 2000. For the six months ended June 30, 2001, the net loss of $874,174, or $0.11 per share, represents an 86% reduction from the net loss of $6,152,553 incurred for the first six months of 2000.

Liquidity and Capital Resources

      The Company’s total cash and investment position at June 30, 2001 was $959,647, as compared with $1,466,874 at December 31, 2000. In addition, the Company has approximately $1.1 million of cash value in Company-owned life insurance policies available as needed.

      Accounts receivable at June 30, 2001 total $2,260,149, an increase of 7% from the December 31, 2000 balance of $2,104,505. There were no significant write-offs or changes in the payment patterns of major customers during the first and second quarters of 2001.

      Prepaid expenses have increased from $96,336 at December 31, 2000 to $180,822 at June 30, 2001. The increase represents premiums paid for the renewal of annual insurance policies during the second quarter of 2001, the cost of which will be amortized over the next twelve months.

      The net depreciated value of property and equipment at June 30, 2001 was $2,097,191 versus $2,530,755 at December 31, 2000. The Company has made no new capital purchases during the first six months of 2001 and only modest additions are contemplated over the second half of the year.

      Capitalized software costs of $2,475,886 at June 30, 2001 compare with capitalized software costs of $1,948,728 at December 31, 2000. For the six months ended June 30, 2001, the Company has capitalized $778,281 of current year development costs and amortized $251,123 of development costs capitalized in prior years.

      The value of pension assets, which consists primarily of the current cash values of Company-owned life insurance policies, the purpose of which is to support future pension obligations, decreased from $2,125,878 at December 31, 2000 to $1,891,384 at June 30, 2001. The Company borrowed approximately $234,000 against the cash value of these policies during the second quarter of 2001 to augment operating cash requirements, in lieu of incurring more costly bank debt.

      Current liabilities total $4,681,619 at June 30, 2001 representing a decrease of 7% from total current liabilities of $5,019,073 at December 31, 2000. The largest decrease in current liabilities was in customer deposits, which decreased from $636,175 at December 31, 2000, to $6,260 at June 30, 2001. Customer deposits represent partial advance payments required of customers, exclusively for enterprise level products, at the time an order is placed. As various stages of order completion are achieved and revenue recognized, customer deposits are reduced accordingly.

      Deferred revenues, which represent the largest component of the Company’s current liabilities, consists of services for which the Company has billed customers, but has not yet performed the associated service, increased by 13% from $2,175,986 at December 31, 2000 to $2,440,431 at June 30, 2001. These services, which cut across all product lines, include training, installation, maintenance and support activities, and will typically be recognized as sales during the next twelve months.

      Stockholders equity of $2,656,874 at June 30, 2001, compares with stockholders equity of $3,466,858 at December 31, 2000, the decrease primarily the result of the operating losses incurred during the first and second quarters of 2001.

      The company maintains a private equity line of credit agreement with a single institutional investor. Under the equity line, the Company has the right to sell, to the investor, shares of the Company’s common stock at a price equal to 94% of the average bid price of the stock for the subsequent ten trading days. During the term of the agreement, the Company may sell up to $6 million of common stock to this investor, if stock market conditions so warrant, with no more than $500,000 in any single month. The Company did not utilize this agreement during the first or second quarters of 2001. The term of this agreement has been extended to August 31, 2004.

      The Company maintains an agreement with a major commercial bank for a secured demand line of credit arrangement in the amount of $3,000,000. There have been no borrowings against this line as of June 30, 2001.

      Despite the operating losses incurred in the first two quarters of 2001, the Company believes that with continued monitoring of its base operating expenses and the bank and equity lines of credit agreements referred to above, sufficient resources are available to meet the Company’s financial obligations and support anticipated growth over the next twelve months.

PART II — OTHER INFORMATION

Item 6: Exhibits and Reports on Form 8-K

(1)	Registrant’s Condensed Financial Statements for the three and six months ended June 30, 2001 and 2000 are set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.

(2)	Calculation of earnings per share for the three and six months ended June 30, 2001 and 2000.

Exhibit A: (2)

VERAMARK TECHNOLOGIES, INC.

Calculations of Earnings (Loss) Per Share

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

Basic

Net Loss	$(491,701)	$(3,292,588)	$(874,174)	$(6,152,553)

Weighted Average Common Shares Outstanding	8,190,063	8,065,380	8,189,486	8,052,539

Loss Per Common Share	$(0.06)	$(0.40)	$(0.11)	$(0.76)

Diluted

Net Loss	$(497,701)	$(3,292,588)	$(874,174)	$(6,152,553)

Weighted Average Common Shares Outstanding	8,190,063	8,065,380	8,189,486	8,052,539

Additional Dilutive Effect of Stock Options and Warrants after Application of Treasury Stock Method	—	—	—	—

Weighted Average Common Shares Outstanding	8,190,063	8,065,380	8,189,486	8,052,539

Loss per Common Share and Common Equivalent Share	$(0.06)	$(0.40)	$(0.11)	$(0.76)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERAMARK TECHNOLOGIES, INC.

REGISTRANT

Date:      August 13, 2001

/s/ David G. Mazzella
David G. Mazzella
President and CEO

Date:      August 13, 2001

/s/ Ronald C. Lundy
Ronald C. Lundy
Treasurer (Chief Accounting Officer)