Form 10-Q
period 2001-09-30
VERAMARK TECHNOLOGIES INC
filed 2001-11-13
CIK 747605

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Quarterly Report Under Section 13 or 15 (d)
of the Securities Exchange Act of 1934

For Quarter Ended September 30, 2001

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

YES XX	NO

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 1, 2001

Common stock, par value $.10 per share	8,293,966 shares

     This report consists of 16 pages.

INDEX

Page

PART I	FINANCIAL INFORMATION

Item 1	Consolidated Financial Statements

	Condensed Consolidated Balance Sheets - September 30, 2001 and December 31, 2000	3 – 4

	Condensed Consolidated Statements of Operations - Three and Nine Months Ended September 30, 2001 and 2000	5

	Condensed Consolidated Statements of Cash Flows - Nine Months Ended September 30, 2001 and 2000	6

	Notes To Condensed Consolidated Financial Statements	7 – 9

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10 – 13

PART II	OTHER INFORMATION

Item 6	Exhibits and Reports on Form 8-K	14 – 16

PART I — FINANCIAL INFORMATION

VERAMARK TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2001	2000

ASSETS	(Unaudited)

CURRENT ASSETS:
Cash and Cash Equivalents	$1,037,542	$1,072,421
Investments	250,646	394,453
Accounts Receivable, trade (net of allowance for doubtful accounts of $222,000 and $201,000, respectively)	1,804,347	2,104,505
Net Inventories	193,766	332,003
Prepaid Expenses	225,735	96,336
Assets Held for Sale (Note 5)	—	625,324

Total Current Assets	3,512,036	4,625,042
PROPERTY AND EQUIPMENT
Property and Equipment at Cost	6,658,608	6,733,928
Less Accumulated Depreciation	(4,744,943)	(4,203,173)

Property and Equipment (Net)	1,913,665	2,530,755
OTHER ASSETS:
Software Development Costs (net of accumulated amortization of $1,841,576 and $1,464,890, respectively)	2,733,931	1,948,728
Pension Assets	1,891,384	2,125,878
Deposits and Other Assets	742,298	628,927

Total Other Assets	5,367,613	4,703,533

TOTAL ASSETS	$10,793,314	$11,859,330

See notes to Condensed Consolidated Financial Statements.

VERAMARK TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2001	2000

	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts Payable	$347,567	$385,779
Accrued Compensation and Related Taxes	1,889,593	1,606,886
Deferred Revenue	2,564,456	2,175,986
Capital Lease Obligation — Current	14,986	13,733
Customer Deposits	6,260	636,175
Other Accrued Liabilities	188,049	200,514

Total Current Liabilities	5,010,911	5,019,073
Long Term Portion of Capital Leases	30,125	41,582
Pension Obligation	3,538,622	3,331,817

Total Liabilities	8,579,658	8,392,472
STOCKHOLDERS’ EQUITY:
Common Stock, par value $.10 per share, 40,000,000 shares authorized; issued and outstanding, 8,293,966 and 8,188,909 respectively	837,419	826,913
Additional Paid-in Capital	20,244,988	20,191,304
Retained Earnings (Deficit)	(18,482,994)	(17,165,602)
Treasury Stock (80,225 shares, at cost)	(385,757)	(385,757)

Total Stockholders’ Equity	2,213,656	3,466,858

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,793,314	$11,859,330

See notes to Condensed Consolidated Financial Statements.

VERAMARK TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

	(Unaudited)		(Unaudited)
SALES	$3,003,438	$4,889,126	$9,625,472	$12,915,402
COSTS AND OPERATING EXPENSES:
Cost of Sales	538,815	821,037	1,602,584	2,424,266
Engineering & Software Development	601,020	950,090	2,086,672	4,450,325
Selling, General and Administrative	2,331,240	3,351,556	7,633,541	11,850,808
Other Costs (Note 4)	—	—	—	598,942

Total Costs and Operating Expenses	3,471,075	5,122,683	11,322,797	19,324,341

LOSS FROM OPERATIONS	(467,637)	(233,557)	(1,697,325)	(6,408,939)
NET INTEREST INCOME	24,419	11,507	64,257	34,336
OTHER INCOME (NOTE 5)	—	—	315,676	—

LOSS BEFORE INCOME TAXES	(443,218)	(222,050)	(1,317,392)	(6,374,603)
INCOME TAXES	—	—	—	—

NET LOSS	$(443,218)	$(222,050)	$(1,317,392)	$(6,374,603)

NET LOSS PER SHARE
Basic	$(0.05)	$(0.03)	$(0.16)	$(0.79)

Diluted	$(0.05)	$(0.03)	$(0.16)	$(0.79)

See notes to Condensed Consolidated Financial Statements.

VERAMARK TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2001	2000

	(Unaudited)
OPERATING ACTIVITIES:
Net loss	$(1,317,392)	$(6,374,603)

Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities
Depreciation and amortization	998,310	1,434,745
Provision for losses on accounts receivable	22,500	27,000
Provision for inventory obsolescence	18,750	114,997
Loss on disposal of fixed assets	5,289	15,991
Gain on Sale of Verabill	(315,676)	—
Changes in Assets and Liabilities
Accounts receivable	277,658	1,514,094
Inventories	119,487	40,535
Prepaid expenses and other current assets	(129,399)	160,054
Deposits and other assets	121,123	(117,819)
Accounts payable	(38,212)	(177,985)
Accrued compensation and related taxes	282,707	(208,973)
Deferred revenue and customer deposits	(241,445)	(1,223,948)
Other accrued liabilities	(12,465)	(158,117)
Pension obligation	206,805	284,484

Net adjustments	1,315,432	1,705,058

Net cash flows used by operating activities	(1,960)	(4,669,545)

INVESTING ACTIVITIES:
Sale of investments	143,807	4,331,273
Additions to property and equipment	(9,824)	(294,978)
Capitalized software development costs	(1,161,888)	(416,403)
Proceeds from sale of Verabill, net of selling expenses	941,000	—

Net cash flows provided (used) by investing activities:	(86,905)	3,619,892
FINANCING ACTIVITIES:
Repayment of note payable	—	(1,100,000)
Repayment of capital lease obligation	(10,204)	(65,545)
Exercise of stock options and warrants	—	56,843
Employee stock purchase plan	64,190	67,175

Net cash flows provided (used) by financing activities	53,986	(1,041,527)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(34,879)	(2,091,180)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,072,421	2,894,500

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,037,542	$803,320

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) GENERAL

The accompanying unaudited financial statements include all adjustments of a normal and recurring nature which are, in the opinion of Company’s management, necessary to present fairly the Company’s financial position as of September 30, 2001 and the results of its operations and cash flows for the three and nine months ended September 30, 2001 and 2000.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed financial statements should be read in conjunction with the supplemental financial statements and related notes contained in the Company’s annual report on Form 10-K to the Securities and Exchange Commission for the year ended December 31, 2000.

The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for a full year’s operation

(2) INVENTORIES

The composition of inventories at September 30, 2001 and December 31, 2000 was as follows:

	September 30,	December 31,
	2001	2000

Purchased parts and components	$129,317	$198,995
Work in progress	64,449	65,127
Finished goods	—	67,881

	$193,766	$332,003

(3) PROPERTY AND EQUIPMENT

The major classifications of property and equipment at September 30, 2001, and December 31, 2000 are:

	September 30,	December 31,
	2001	2000

Machinery and equipment	$795,098	$802,355
Computer hardware and software	2,716,969	2,785,033
Furniture and fixtures	1,763,981	1,763,981
Leasehold improvements	1,382,560	1,382,559

	$6,658,608	$6,733,928

(4)	On January 7, 2000, the Company completed a merger with The Angles Group, “TAG”, a supplier of telemanagement software systems for large enterprises. The transaction was structured as a stock-for-stock merger with the shareholders of TAG receiving 360,850 shares of the Company’s common stock, which represented an aggregate value of approximately $4,060,000, assuming a per share amount of $11.25. In addition, Veramark assumed and paid debt of TAG totaling approximately $1.1 million. Transaction related broker, accounting, and legal fees of $598,942 are included in the accompanying condensed consolidated statements of operations.

(5)	On March 26, 2001, the Company completed the sale of Verabill, its billing and customer care product line, to MIND CTI Ltd. of Yokneam, Israel. The net proceeds from the sale were $941,000, representing cash received at closing of $1,000,000, less transaction related fees and expenses of $59,000. After all fees, expenses, and the write-off of remaining capitalized software associated with the Verabill product line, the Company recognized a net gain on the transaction of $315,676.

(6)	ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 Business Combinations” and No. 142 “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill’s impairment and that intangible assets other than goodwill be amortized over their useful lives. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. The provisions of SFAS No. 142 are effective for all fiscal years beginning after December 15, 2001, and will therefore be adopted by the Company January 1, 2002. The Company does not believe the adoption of SFAS No. 141 and No. 142 will have a material effect on the Company’s financial position or its results of operations.

In June 1998, the FASB issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which, as amended, is effective for fiscal years beginning after June 15, 2000. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS No. 133 requires the recognition of all derivatives as either assets or liabilities in the statement of financial position and the measurement of those instruments at fair value. The adoption of SFAS No. 133 did not have a material impact on the Company’s financial position or its results of operations.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 addresses the accounting model for long-lived assets to be disposed of by sale and resulting implementation issues. This statement requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company will adopt SFAS No. 144 in the fiscal year beginning January 1, 2002 and does not expect that the implementation will have a material effect on its financial position or its results of operations.

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Except for the historical information contained herein, the matters discussed in this report are forward-looking statements, within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Act of 1934, which involve risks and uncertainties including, but not limited to, economic, competitive, governmental and technological factors, affecting the Company’s operations, markets, products, services and prices, as well as other factors discussed in the Company’s filings with the Securities and Exchange Commission. The Company assumes no obligation to update forward looking statements.

Results of Operations

     Sales of $3,003,438 for the three months ended September 30, 2001 and $9,625,472 for the nine months ended September 30, 2001, compared with sales of $4,889,126 and $12,915,402 for the same three and nine month periods ended September 30, 2000. Comparisons to prior year revenues are skewed by the sale of the Verabill product line, sold in March 2001 and by an unusually large Quantum Series sale to the San Francisco Airport in the third quarter of 2000. Sales for the third quarter of 2001 were 9% lower than the sales recognized for the second quarter of 2001.

     The continued weakness of the economy in general and the telecommunication sector in particular has been the major cause of the reduced sales volumes recognized in 2001, as compared to 2000. Sales to Avaya Communication and their distribution network, the Company’s largest market for telecommunication products, have declined 38% for both the three and nine months ended September 30, 2001 as compared with the same three and nine month periods of 2000. Overall, the decline in total sales of telemanagement products for the first nine months of 2001 was 35%, from the same nine month period of 2000. For the nine months ended September 30, 2001, sales of the Company’s call accounting products and services accounted for 41% of total sales as compared with 47% of sales for the nine months ended September 30, 2000.

     Subsequent to the close of the third quarter of 2001, the Company announced the release of a major new product, eCasTM. This new telemanagement system is believed to the first entirely web-based product of its type in the market and provides small to large businesses with a powerful and easy-to-use method for controlling telecom-related expenses, managing staff productivity, and providing enhanced security. The eCas software is designed for use in single or multi-switch environments and is compatible with traditional PBX’s, key systems and hybrid communication systems from all leading manufacturers. It is also compatible with IP-PBX’s from leading suppliers such as Avaya and Cisco. Initial shipments of eCas will begin in limited quantities during the fourth quarter of this year.

     Despite the weakened state of the telecommunications market, sales of the Company’s Enterprise/OSS product line continue to be strong, decreasing just 4% for the first nine months of 2001, as compared to the first nine months of 2000. Several orders for the Quantum Series, that the Company expected to be received in September, were delayed into October, including orders from a large defense contractor, a global insurance company, and a U.S. Marines base. Enterprise/OSS products accounted for 47% of the Company’s sales for the three and nine months ended September 30, 2001, versus 42% of Company sales for the three months ended September 30, 2000, and 36% for the nine months ended September 30, 2000.

     While still modest in total, sales generated by the Company’s service bureau operations continue to grow, with sales increases of 7% and 19% for the three and nine months ended September 30, 2001, from the same three and nine months of 2000.

     In total, service revenues consisting primarily of training, installation and maintenance, provided 55% of total sales for the three months ended September 30, 2001 and 50% of total sales for the nine months ended September 30, 2001. This compares with 41% and 46% of total sales being provided by services for the same periods of 2000.

     For the three months ended September 30, 2001, the Company recognized a gross margin of $2,464,623, or 82% of sales, as compared with a gross margin of $4,068,089, or 83% of sales, for the three months ended September 30, 2000. For the nine months ended September 30, 2001, the Company recognized a gross margin of $8,022,888, or 83% of sales, versus $10,491,136, or 81% of sales, for the nine months ended September 30, 2000.

     Net engineering and development expenses of $601,020 for the three months ended September 30, 2001, were 37% lower than the net engineering and development expenses incurred for the same three month period of 2000. For the nine months ended September 30, 2001, net engineering and development expense of $2,086,672 were 53% lower than the net engineering and development expenses of $4,450,325 recognized for the first nine months of 2000.

     The chart below summarizes the gross expenditures incurred for engineering and development, costs capitalized, and the resulting net engineering expenses recognized for the three and nine months ended September 30, 2001 and September 30, 2000.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2001	2000	2001	2000

Gross expenditures for engineering and development	$984,627	1,260,719	$3,248,560	$4,866,728
Less: Development cost capitalized	(383,607)	(310,629)	(1,161,888)	(416,403)

Net engineering expenditures for engineering and development	$601,020	$950,090	$2,086,672	$4,450,325

     The main focus of the Company’s development effort over the past year was on the new web-based eCas telecommunication platform released in October of 2001, and referred to earlier in this report. Net engineering and development expenses are expected to increase in the fourth quarter of 2001 as capitalization of development costs associated with the development of eCas will cease with the market release of the product.

     The Company continues in its efforts to reduce operating expenses through a combination of staff reductions and spending controls. Spending for selling, general, and administrative expenses for the three months ended September 30, 2001 was $2,331,240, a reduction of 30% from the $3,351,556 incurred for the same quarter of 2000. For the nine months ended September 30, 2001, selling, general, and administrative expenses of $7,633,541 were down 36% from the same nine month period of 2000. Total Company employment at September 30, 2001 was 139 employees, which compared with 182 employees at September 30, 2000.

     For the third quarter ended September 30, 2001, the Company incurred a net loss of $443,218, or $0.05 per share, as compared to a net loss of $222,050, or $0.03 per share for the third quarter of 2000. For the nine months ended September 30, 2001, the net loss was $1,317,392 or $0.16 per share, down from a net loss of $6,374,603, or $0.79 per share for the nine months ended September 30, 2000.

Liquidity and Capital Resources

     The Company’s total cash position, consisting of cash and short term investments was $1,288,188 at September 30, 2001, reflecting, in part, a positive cash flow of $328,541 for the third quarter of 2001. In addition to these cash resources the Company has approximately $1.1 million of cash value in Company-owned life insurance policies available to fund operations if that should become necessary. As of September 30, 2001, the Company has no debt, other than capital leases, on its balance sheet.

     Accounts receivable at September 30, 2001, were $1,804,347 versus $2,104,505 at December 31, 2000 reflecting the lower sales volumes during the first nine months of 2001.

     Net inventories have declined $138,237, or 42%, from the balance of $332,003 at December 31, 2000 to $193,766 at September 30, 2001. As the Company now has only a single product line with a hardware component, inventories will continue to decline in the future.

     Prepaid expenses of $225,735 at September 30, 2001 compare with a December 31, 2000 balance of $96,336. The increase reflects insurance premium renewals in the second and third quarters of 2001, the costs of which will be amortized over the next twelve months.

     The value of property and equipment, net of depreciation, is $1,913,665 at September 30, 2001. This is a decrease of $617,090 from the net value of property and equipment of $2,530,755 at December 31, 2000. For the nine months ended September 30, 2001, the Company has limited new capital equipment purchases to under $10,000.

     Software development costs capitalized and included in the other assets section on the balance sheet total $2,733,931 at September 30, 2001. With the recent release of the Company’s newest telemanagement product, eCas, no further capitalization of development costs for this product will occur, and this balance will begin to decline as the amortization of the eCas project begins.

     Pension assets, which consist primarily of the cash value of Company owned life insurance policies, the purpose of which is to support current and future pension obligations, remains unchanged from the June 30, 2001 balance of $1,891,384. Pension assets are expected to increase during the fourth quarter of 2001 as the accounting for the cash value portion of recent policy renewals is determined.

     Current liabilities of $5,010,911 at September 30, 2001, are relatively unchanged from the value of total current liabilities of $5,019,073 at December 31, 2000. The largest decrease in current liabilities was in customer deposits, which decreased from $636,175 at December 31, 2000, to $6,260 at September 30, 2001. Customer deposits represent partial advance payments required of customers, exclusively for enterprise level products, at the time an order is placed. As various states of order completion are achieved and revenue recognized, customer deposits are reduced accordingly.

     Deferred revenues, which represent the largest component of the Company’s current liabilities, consists of services for which the Company has billed customers, but has not yet performed the associated service, increased by 18% from $2,175,986 at December 31, 2000 to $2,564,456 at September 30, 2001. These services will typically be recognized as sales during the next twelve months, as the contracted service is performed.

     Stockholders equity of $2,213,656 at September 30, 2001 compares with stockholders equity of $3,466,858 at December 31, 2000. The decline in equity is primarily the result of the operating losses incurred for the first nine months of 2001.

     The Company maintains a private equity line of credit agreement with a single institutional investor. Under the equity line, the Company has the right to sell, to the investor, shares of the Company’s common stock at a price equal to 94% of the average bid price of the stock for the subsequent ten trading days. During the term of the agreement, the Company may sell up to $6 million of common stock to this investor, if stock market conditions so warrant, with no more that $500,000 of common stock in any single month. The Company did not utilize this agreement during the first nine months of 2001. The term of this agreement extends through August 31, 2004.

     Despite the operating losses currently being incurred, the Company believes that with its current cash resources available and a continued focus on reducing operating expense levels, sufficient resources are available to meet the Company’s financial obligations, as well as support the Company’s strategic plans over the next twelve months.

     In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 Business Combinations” and No. 142 “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill’s impairment and that intangible assets other than goodwill be amortized over their useful lives. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. The provisions of SFAS No. 142 are effective for all fiscal years beginning after December 15, 2001, and will therefore be adopted by the Company January 1, 2002. The Company does not believe the adoption of SFAS No. 141 and No. 142 will have a material effect on the Company’s financial position or its results of operations.

     In June 1998, the FASB issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which, as amended, is effective for fiscal years beginning after June 15, 2000. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS No. 133 requires the recognition of all derivatives as either assets or liabilities in the statement of financial position and the measurement of those instruments at fair value. The adoption of SFAS No. 133 did not have a material impact on the Company’s financial position or its results of operations.

     In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 addresses the accounting model for long-lived assets to be disposed of by sale and resulting implementation issues. This statement requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company will adopt SFAS No. 144 in the fiscal year beginning January 1, 2002 and does not expect that the implementation will have a material effect on its financial position or its results of operations.

          PART II — OTHER INFORMATION

Item 6:               Exhibits and Reports on Form 8-K

Exhibit 11	Calculation of earnings per share for the three and nine months ended September 30, 2001 and 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERAMARK TECHNOLOGIES, INC.

By: /s/ David G. Mazzella David G. Mazzella President and CEO	November 13, 2001

By: /s/ Ronald C. Lundy Ronald C. Lundy Treasurer (Chief Accounting Officer)	November 13, 2001