Form 10-K405
period 2001-12-31
VERAMARK TECHNOLOGIES INC
filed 2002-03-29
CIK 747605

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                   For the Fiscal Year Ended December 31, 2001

                         Commission File Number 0-13898

                           Veramark Technologies, Inc.
             ------------------------------------------------------
             (Exact Name of Registrant as specified in its Charter)

            Delaware                                      16-1192368
-------------------------------             ------------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation or organization)

   3750 Monroe Avenue, Pittsford, NY                         14534
--------------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)

                                 (585) 381-6000
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

     Securities to be registered pursuant to Section 12(b) of the Act: NONE

          Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.10 Par Value
--------------------------------------------------------------------------------

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES |X| NO | |

      The aggregate market value of the voting stock held by non-affiliates of the registrant as of January 31, 2002 was $7,442,874

      The number of shares of Common Stock, $.10 par value, outstanding on February 28, 2002 was 8,323,689.

DOCUMENTS INCORPORATED BY REFERENCE

PART I    -                None

PART II   -                None

PART III  -    Item 10     Portions of the Company's Proxy Statement for the Annual Meeting
                           of Shareholders to be held May 16, 2002, under the headings
                           "Election of Directors" and "Section 16 (a) Beneficial Ownership
                           Reporting Compliance."

               Item 11     Portions of the Company's Proxy Statement for the Annual Meeting
                           of Shareholders to be held May 16, 2002, under the heading
                           "Executive Compensation."

               Item 12     The tables contained in portions of the information under the heading of "Election of Directors" of the Company's Proxy Statement
                           for the Annual Meeting of Shareholders to be held May 16, 2002.

                                     PART 1

ITEM 1 BUSINESS

      Veramark Technologies, Inc. (the "Company" or "Veramark") was incorporated originally under the name MOSCOM Corporation, in New York in January 1983 and reincorporated in Delaware in 1984. The Company's name was changed to Veramark Technologies, Inc. on June 15, 1998. The Company merged with the privately-owned Angeles Group, Inc. on January 7, 2000.

      Veramark produces a broad range of telecommunications management systems for users of private branch exchange (PBX) based voice networks, Internet protocol (IP) based voice networks and data networks. These products are used to track, report and manage telephone usage, equipment location and maintenance activity, and telecom fraud. Veramark's products consist primarily of software running under Windows NT Systems and Windows 2000. Target end user customers range from small businesses with 25 employees to the largest organizations in industry, government and health care encompassing hundreds of locations with over 100,000 employees. Veramark's large system products incorporate database management software from Oracle Corporation and Microsoft Corporation.

      Veramark is one of the world's leading producers of call accounting systems and has sold, since its incorporation, approximately 93,000 of these systems, and related products, to customers in more than 80 countries. Veramark's call accounting systems are sold through leading manufacturers and resellers of telephone systems including Avaya, Exp@Nets, SBC, Siemens, ScanSource, VodaOne, Jenne and Badger Communications, Sprint, Graybar and Ronco Communications.

      Veramark's Enterprise Telemanagement Systems provide cable management, inventory management, and service records in addition to call management. Due to their higher levels of complexity and cost, these more comprehensive systems are sold directly to end users.

PRODUCTS AND SERVICES

CALL ACCOUNTING

      Veramark's primary products are CALL ACCOUNTING SYSTEMS, which connect to a business telephone system (or PBX) to collect, store, and rate information on every telephone call made or received.

      Call accounting systems give businesses easy access to complete information on telephone usage including the dialed number, calling extension, call duration, time of day, destination, trunk line and cost of each call. All of Veramark's call accounting products provide this essential information in graphical, summary and detailed report formats, without monitoring actual phone conversations.

      The primary appeal of call accounting systems is that clients save an average of 10% - 30% through heightened awareness and proactive management. As a result, the cost of a call accounting system can generally be recovered in less than one year through direct expense reduction.

      Call accounting systems are purchased and used for many other valuable reasons including:

- Traffic analysis to determine an optimal number of trunks and best long distance carrier configurations;
- Allocating telephone expense to specific cost centers or clients based on actual use;
-  Producing revenues by reselling phone services to clients;
- Detecting fraudulent use of the phone system by hackers and unauthorized use of company phones for personal calls or 900 numbers and
-  Evaluating employee productivity.

Veramark's newest product, eCAS(TM) Web-based Call Accounting, was released in October 2001 and is the first and only totally web-based system in the market. The eCAS(TM) system is being sold in the U.S. market currently, with development planned for the international marketplace in 2002. The eCAS(TM) software is installed on the client's network and accessed entirely through a standard Internet browser, like Microsoft Internet Explorer or Netscape Navigator. This architecture allows clients to administer the system from virtually anywhere without the added cost and inconvenience of additional client software. The eCAS(TM) system's high-performance reporting engine delivers all reports electronically to the Internet browser allowing the user to readily view and manipulate the information, which makes the data more useful to the recipient for understanding cost and productivity trends. Like its predecessor, Emerald XP, the eCAS(TM) system collects and processes call records from up to 100 different remote locations and can be deployed in business environments that range from 20 to 20,000 extensions.

      Since its release in 1999, Emerald XP software has been sold in the U.S., U.K., Europe and South America. It supports worldwide call rating, all world currencies, date schemes and privacy practices and general business environments ranging in size from 25 to 20,000 telephone extensions. The Emerald XP system is able to collect and process data from up to 100 different remote telephone switches (PBX's) from one central location. Veramark's Pollable Storage Unit
(PSU) collects data from the remote PBX's and stores it until polled by a central Emerald XP system. A private label version of Emerald XP is sold by Avaya.

      Veramark also produces call accounting software products based on the UNIX operating system. These products are marketed by Avaya and Avaya dealers as an integrated solution with Avaya's smaller telephone systems and application processors.

      PBX FRAUD DETECTION SYSTEMS address a problem that is estimated to exceed $1 billion annually - the theft of telephone service through PBX "hacking." PBX owners use call accounting systems to spot potential fraud and take corrective measures to minimize the loss. Veramark offers toll fraud detection with the eCAS(TM) call accounting system to automate the detection of fraud 24 hours per day and send out alarms by email to initiate preventive measures.

DEFINITY NETWORK TELECOMMUNICATIONS SOFTWARE

      Definity Network Telecommunications software ("DNT") is a client/server based enterprise management system that automates cost control and service operations in large corporate voice and network environments. DNT runs on highly scalable single or multi-processor Windows NT computer platforms.

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

QUANTUM SERIES

      Veramark's Quantum Series is the Company's most comprehensive telemanagement software product. It consists of fully integrated modules that can also be separated as stand-alone products for Call Accounting, Cable Management, Work Orders/Trouble-Tickets with Auto Escalation, Phone Bill Management, Consolidated Billing, Inventory Management, Personnel Directory, Directory Assistance, Telecom Fraud, Detection and Web Query. All products feature user definable database views and customized reports.

   - INVENTORY MANAGEMENT manages the allocation and maintenance of telephones, LAN equipment, videoconferencing systems and other voice, data and imaging apparatus, along with related warranty cost and vendor information.
   - PHONE BILL MANAGEMENT automates the electronic receipt of bills from local and long distance service providers plus competitive local exchange carriers (CLECs), merges these billing statements and translates them into an easily-understandable statement of external network charges. The benefit of phone bill management is measurable cost savings through detection of billing errors.
   - CONSOLIDATED BILLING provides internal network users and clients with a consolidated bill for network usage, trunk charges, special charges, taxes and other recurring and non-recurring network services. Clients can customize the format of internally generated bills and provide interfaces to General Ledger and Accounts Payable systems.
   - CALL INTRUDER ALERT (CIA) is a security system that constantly monitors calling activity looking for potential fraud and provides administrators with real-time pager alerts.
   - CALL-MASTER is a high-performance call accounting module that tracks telephone call usage. Of particular interest is the link to Vendor Data Interface to be able to capture and track detailed call records directly from vendor bills (from cellular phones, credit card calls and private lines). Typical clients process up to 20 million calls per month collected from as many as 35,000 sites.
   - CABLE-MASTER manages network connections, tracks circuits and network connectivity throughout a building or campus and determines who is affected by a cable break or failure of network resources. The AUTOCAD AND VISIO INTERFACES map network circuit connections to existing facilities drawings and provides routing options for new cables.
   - WORK ORDER/TROUBLE TICKET accelerates the provisioning of network service changes, improves the accuracy of requests for moves, adds and changes
      (MACs) and quickly routes trouble reports to the appropriate network technicians.
   - PERSONNEL DIRECTORY links each module to the person who "owns" the part or circuit and associates proper cost allocation to the department. It can maintain personal information as well as pictures.

   - DIRECTORY ASSISTANCE assists phone operators, security, reception or the mail room in rapidly locating employees and services.

      The Quantum Series is customized to meet the special requirements of larger customers with complex voice, data and image networks.

      The target for the Quantum Series is Fortune 1000 companies and comparably sized organizations in health care, utilities, financial services and government sectors. The Quantum Series is sold through a direct sales force and through distributors such as SBC and Avaya.

OUTSOURCED TELEMANAGEMENT SOLUTIONS

      For companies that recognize the benefits of telemanagement, but lack the means or desire to utilize internal staff and equipment to perform it, Veramark offers a completely outsourced solution. Using the same telemanagement tools developed by Veramark for software customers, Veramark can remotely poll, process and report on telecommunications activity and data. Outsource customers can access standard as well as customized reports by email, fax, web or CD-ROM. Outsource customers sign multi-year contracts and pay for services monthly based on the number of call records processed.

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

      Telephone companies with multiple INFO/MDR systems installed include AT&T, Alltel, Bell Atlantic, Century Telephone, Citizens Utilities, Cable & Wireless, SBC and Sprint.

PROFESSIONAL SERVICES AND MAINTENANCE

      To varying degrees all of the Company's products offer an opportunity to provide professional services to customers on a fee basis. These sales typically include installation, implementation and training services and often include software customization and data conversion services. The vast majority of active users of Veramark's products pay an annual maintenance fee, which entitles the user to post warranty support via telephone or modem, and new software service pack releases. Annual fees for maintenance range from 15-30% of the original software license fee, depending upon the hours and priority of support and whether a distributor plays an intermediary support role.

MARKETING AND SALES

      Veramark's marketing and sales personnel are located at its headquarters in Pittsford, New York and 15 locations throughout the United States.

      Veramark's marketing and distribution strategy is founded on building mutually beneficial relationships with companies with established distribution networks. The nature of the relationship varies depending on the product and market. For some, Veramark develops and manufactures customized products under a private label while others resell Veramark's products.

      Veramark's marketing strategy is focused upon telephone switch vendors and sellers and providers of telephone services. A partial listing of companies using or selling Veramark products follows:

      TELECOMMUNICATIONS EQUIPMENT MANUFACTURERS
-  Avaya
-  Siemens

      DISTRIBUTORS
-  Exp@nets
-  Badger
-  Ronco
-  Graybar
-  Jenne

      TELEPHONE SERVICE PROVIDERS
-  SBC
-  AT&T
-  Sprint

NEW PRODUCT DEVELOPMENT

      Veramark is currently pursuing several opportunities to expand its telemanagement lines and to offer products for related markets.

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

BACKLOG

      At December 31, 2001, Veramark had a backlog of $2,084,791. Backlog as of December 31, 2000 was $3,878,070. Backlog is not deemed to be a material indicator of 2002 revenues.

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

      There are fewer competitors in the market for large-scale telemanagement systems for telephone service providers, although several existing competitors are substantially larger than Veramark and may be able to devote significantly more resources to product development and marketing.

      With respect to all of Veramark's products, some competing firms have greater name recognition and more financial, marketing and technological resources than Veramark. Competition in the industry is based on price, product performance, breadth of product line and customer service. Veramark believes its products are priced competitively based upon their performance and functionality. However, Veramark does not strive to be consistently the lowest priced supplier in its markets. Historically, prices for application software have declined rapidly in the face of competition. Increased competition for the Company's software products could adversely affect the Company's sales volume and profits.

MANUFACTURING

      Veramark assembles its products from components purchased from a large variety of suppliers both domestic and international. Wherever feasible, the Company secures multiple sources.

      Veramark offers warranty coverage on all its products for 90 days or one year on parts and 90 days on labor. Customer support services are offered at the Pittsford, New York and Westlake Village, California facilities.

EMPLOYEES

      As of December 31, 2001, Veramark employed 118 full-time personnel. Veramark's employees are not represented by any labor unions.

ITEM 2 FACILITIES

      The Company's principal administrative office and manufacturing facility is located in a one-story building in Pittsford, New York. Veramark presently leases approximately 65,000 square feet of the building. The term of the lease expires on October 31, 2007.

      The Company also occupies 9,453 square feet of a building in Westlake Village, California, pursuant to a lease that expires on February 28, 2004.

ITEM 3 LEGAL PROCEEDINGS

      There are no material pending legal proceedings to which the Company is a party or of which any of its property is the subject.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

PART II

ITEM 5 MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

      Veramark Common Stock, $0.10 par value, is traded on the NASDAQ Smallcap Market System (symbol: VERA). The following quotations are furnished by NASDAQ for the periods indicated. The quotations reflect inter-dealer prices that do not include retail markups, markdowns or commissions and may not represent actual transactions.

QUARTERS ENDED
                 MARCH 31               JUNE 30             SEPTEMBER 30          DECEMBER 31
                 --------               -------             ------------          -----------
              HIGH        LOW       HIGH       LOW        HIGH       LOW        HIGH       LOW
    2001     $ 2.13     $ 0.69     $ 1.84     $ 0.63     $ 1.30     $ 0.51     $ 0.96     $ 0.42
    2000     $12.25     $ 4.38     $ 5.00     $ 3.50     $ 4.13     $ 2.75     $ 3.19     $ 0.63

As of January 31, 2002, there were 597 holders of record of the Company's Common Stock and approximately 2,650 additional beneficial holders.

The Company last paid a dividend on common stock in January 1996. No dividend is planned for 2002.

ITEM 6 SELECTED FINANCIAL DATA

                                                           YEAR ENDED DECEMBER 31,
                             --------------------------------------------------------------------------------
                                     2001              2000             1999            1998             1997
                             ------------      ------------      -----------     -----------     ------------
Net Sales                    $ 12,512,690      $ 16,525,357      $29,396,688     $22,329,113     $ 16,395,988

Net Income (Loss)            $ (1,802,457)     $ (6,858,645)     $ 2,398,586     $ 1,989,005     $ (5,186,131)

Net Income (Loss) per
Diluted Share                $      (0.22)     $      (0.85)     $      0.27     $      0.24     $      (0.67)

Weighted Average Diluted
Shares Outstanding              8,242,615         8,079,281        8,800,662       8,272,609        7,692,210

Total Assets                 $ 10,236,666      $ 11,859,330      $21,289,282     $17,522,034     $ 12,724,178

Long Term Obligations        $  3,495,210      $  3,373,399      $ 4,254,483     $ 3,982,847     $  1,983,348

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

2001 COMPARED WITH 2000

      Like many others in the telecommunications industry, the Company's sales for 2001 were adversely impacted throughout the year by the continued weakness of the overall global economy. Sales for the quarter ended December 31, 2001 were $2,887,218 as compared to $3,609,955 for the quarter ended December 31, 2000, a decrease of 20%. For the year ended December 31, 2001, sales totaled $12,512,690, which represented a decrease of 24% from sales of $16,525,357 for the year ended December 31, 2000.

      For the quarter ended December 31, 2001, the Company incurred a net loss of $485,065, or $0.06 per share, as compared to a net loss of $484,042, or $0.06 per share, for the quarter ended December 31, 2000. For the full year ended December 31, 2001, the Company's net loss of $1,802,457, or $0.22 per share, was significantly reduced from the net loss of $6,858,645, or $0.85 per share, for the year ended December 31, 2000.

      Sales of the Company's core call accounting products for the year ended December 31, 2001, declined 31% from the sales recognized for the year ended December 31, 2000, representing 42% of 2001 sales, and 46% of total 2000 sales. Call accounting sales for 2001 continued to be negatively impacted by Lucent Technologies' decision in early 2000 to exit the PBX switch market through the sale of one business unit to Exp@nets and the creation of Avaya Communications. The Company has successfully retained the business of these successors to the Lucent PBX market, including several Avaya master dealer channels. While the Company has seen steady growth throughout 2001 through the Exp@nets and Avaya master distributor channels, direct sales to Avaya itself have been lower than expected. A number of recent developments however, lead the Company to believe that telemanagement sales in 2002 have the potential to exceed those achieved in 2001. Among those developments are:

   - In October of 2001, the Company announced the release of a major new product, eCAS(TM). This new telemanagement system is the first entirely web-based product of its type in the market and provides small to large businesses with a powerful and easy-to-use method for controlling telecom-related expenses, managing staff productivity, and providing enhanced security. The eCAS(TM) software is designed for use in single or multi-switch environments and is compatible with traditional PBX's, key systems and hybrid communication systems from all leading manufacturers. It is also compatible with IP-PBX's from leading suppliers such as Avaya and Cisco. Initial shipments of eCAS(TM) began in limited quantities during the fourth quarter of 2001, and the reception of customers has been favorable.

   - On January 7, 2002, the Company announced the signing of a three-year distribution agreement with SBC, one of the worlds largest communications companies. This new agreement includes the entire portfolio of Veramark's product offerings and covers all of SBC's regional operating groups, including Ameritech, Pac Bell, Southwestern Bell,

      Southern New England Telephone, and Nevada Bell. Sales through this new channel are expected to begin late in the first quarter of 2002.

   - On January 29, 2002, the Company announced the start of a cooperative software trial program with Siemens Communications Limited ("Siemens") and Solitaire Communications Limited ("Solitaire") in the United Kingdom. Siemens will provide a free 90-day trial version of Emerald XP software with every HiPath 3500 and 3700 series switch it sells in the UK. Solitaire, the Company's UK-based distributor, will provide direct localized support to Siemens, their dealers, and ultimately end-users that require assistance during the trial period, application training and post-trial support. During the trial period customers will be able to obtain valuable call management reports that demonstrate calling trends, measure employee productivity, and easily allocate telecom costs across the organization. It is an excellent solution for professional services, call centers, and general businesses. At any time during the trial, the customer has the option to license the software off the Internet and continue use of the system without interruption. The Company also expects that this program will be expanded to include the new eCAS(TM)solution following international certification in late 2002.

      Sales of the Company's Enterprise/OSS products, Quantum and DNT, decreased 3% for the year ended December 31, 2001 from the prior year and accounted for 47% of total 2001 sales, versus 37% of total sales for 2000. The Company's Quantum series of products offer premise-based solutions for small to large enterprises in all industries. Features of Quantum include call accounting, tie-line reconciliation, phone bill consolidation and validation, assets and facilities management, cable management, toll fraud, web query, and interface to Auto Cad, among other features. During the fourth quarter of 2001, the Company announced the receipt of a number of significant orders for Quantum series products from a diversified group of customers. These customers included a global financial services group, an internationally known insurance company, a major defense contractor, and a United States military base. Portions of the revenue associated with these contracts will be recognized over the first four months of 2002 as installations and related services occur.

      Sales of the Company's Centrex and Virtual Private Network product offering, Info/MDR declined 29% for the year ended December 31, 2001 from 2000 levels, and accounted for 6% of total sales in both years.

      Sales generated by the Company's service bureau operation in 2001 increased 16% over sales in 2000. The Company plans to more aggressively market out-sourced solutions to its customer base in 2002, providing another option for potential customers who desire a wide variety of telemanagement services, but lack the means or internal staff to deliver them. The Company's current service bureau offerings allow clients to remotely poll, process, and report on telecommunication activity and data, and then provides standard or customized reports by email, fax or CD-Rom.

      The Company has seen a larger percentage of its sales being generated from a variety of service and support activities over the last two years. These activities include installation, training, customization and consulting services, as well as maintenance and support. For the quarter ended December 31, 2001, service revenues accounted for 59% of total sales, versus 46% for the same quarter of 2000. For the year ended December 31, 2001, service and support activities accounted for 52% of total sales as compared with 46% of total sales for the year ended December 31, 2000.

      The gross profit margin for the quarter ended December 31, 2001 was $2,322,887 or 80% of sales, as compared to a gross profit margin of $2,905,345, also representing 80% for the quarter ended December 31, 2000. For the year ended December 31, 2001, the gross profit margin of $10,345,775 or 83% compared with a gross profit margin of $13,396,481, or 81% for the year ended December 31, 2000.

      The Company continued to reduce its operating expenses during 2001 through a combination of staff reductions, a tightening of controls over discretionary expenses, and a streamlining and consolidation of certain functional areas. Employment at December 31, 2001 totaled 118 versus 174 at December 31, 2000. As a result of these cost-cutting initiatives, operating expenses of $2,813,000 for the fourth quarter of 2001 were 20% lower than the $3,512,000 of operating expenses incurred during the fourth quarter of 2000. For the year ended December 31, 2001, operating expenses were reduced by 37% to $12,553,449 from the operating expenses incurred for the year ended December 31, 2000 of $19,812,644.

      Net engineering and development expenses for the year ended December 31, 2001 of $2,946,350 decreased 43% from $5,145,352 for the year ended December 31, 2000. A significant portion of the decrease in engineering and development expense is attributable to the sale of the Verabill product line in March 2001, the effect of which greatly reduced the amount of engineering resources required.

      The table below summarizes gross engineering and development expenses, costs capitalized, net engineering and development costs, and the amount of previously capitalized expenditures amortized and charged to cost of sales, for the years ended December 31, 2001 and 2000.

                                                     2001             2000
                                                     ----             ----
      Gross Expenditures for Engineering and
      Development                                $ 4,108,238      $ 6,047,731

      Less: Costs Capitalized                     (1,161,888)        (902,379)
                                                 -----------      -----------

      Net Expenditures for Engineering and
      Development                                  2,946,350        5,145,352

      Plus: Amounts Amortized and Charged
      to Cost of Sales                               605,460        1,020,134
                                                 -----------      -----------

           Total Expense Recognized              $ 3,551,810      $ 6,165,486
                                                 ===========      ===========

      Selling, general and administrative expenses incurred for the year ended December 31, 2001 of $9,587,099 represents a reduction of $5,080,193 or 35% from the $14,667,292 of selling, general and administrative expenses incurred for the year ended December 31, 2000. A comparison of these expenses by functional area for the years ended December 31, 2001 and 2000 follows:

                                              2001            2000
                                              ----            ----
      Marketing/Product Management     $   962,593     $ 2,670,988
      Sales                              3,063,533       3,477,004
      Sales Support and Service          3,214,953       5,171,576
      Administration                     2,346,020       3,347,724
                                       -----------     -----------
                                       $ 9,587,099     $14,667,292
                                       ===========     ===========

      On March 26, 2001, the Company completed the sale of Verabill, its billing and customer care product line, to MIND CTI Ltd. of Yokneam, Israel. The net proceeds from the sale were $941,000, representing cash received at closing of $1,000,000, less transaction related fees and expenses of $59,000. After all fees, expenses, and the write-off of remaining capitalized software associated with the Verabill product line, the Company recognized a net gain on the transaction of $315,676, which is reported as other income on the Company's 2001 statement of operations.

2000 COMPARED WITH 1999

      The year 2000 was a very difficult one for the Company. Early in 2000 the Company's largest customer, Lucent Technologies announced that they were exiting the PBX switch business via the sale of one business unit to Exp@nets and the spin-off of another (now known as Avaya Communications). The resulting disruption and turmoil within the Company's major distribution channel negatively impacted financial results for the year. However, by the end of the year, the Company had reacted to these events, significantly reducing its expense base, streamlining its operations, and most importantly, retaining the business of the resulting successors to the PBX market. On December 20, 2000, the Company announced a new three-year distribution contract, with Avaya Communications, covering the Company's complete line of telemanagement products.

      Primarily as a result of this disruption in the Company's major distribution channel, sales for the year decreased from $29,396,688 for the year ended December 31, 1999, to $16,525,357 for the year ended December 31, 2000, a decline of 44%. Hardest hit by the changes in the former Lucent channel were sales of the Company's core call accounting software products, which declined by 57% from 1999 sales. For the year ended December 31, 2000, call accounting products and services accounted for 46% of total sales, versus 60% of total sales for the year ended December 31, 1999.

      Sales of the Company's enterprise products, DNT and Quantum, were down 3% from 1999 sales and represented 37% of total sales for 2000 versus 22% of total sales for 1999. The Company sells DNT to end-user customers as a certified Avaya branded product, pursuant to a referral agreement with Avaya. Quantum is the Company's most comprehensive telemanagement product and is sold and marketed by The Angeles Group Division of the Company. The Company's acquisition of The Angeles Group was successfully completed in January 2000, and the Quantum product line has become a major component of the Company's total telemanagement and network management solutions offering. During 2000, the Company signed major contracts for the Quantum product with San Francisco Airport, M & I Data Systems and K-Mart.

      Sales of Info/MDR for 2000, decreased by 34% from 1999 sales and accounted for 6% of total 2000 revenues. Despite the drop in 2000 sales, the Company believes that there is sufficient activity in the Centrex and Virtual Private Network market to warrant continued sales efforts and investment.

      During 2000, the Company announced that it was seeking a strategic buyer for Verabill, its billing and customer care product. The Company's management made the decision that the Company's long-term interests were best served by focusing on marketing, sales and development within its core telemanagement and network management markets. The Company completed the sale of Verabill on March 26, 2001. The Company continued to sell and support the Verabill product as negotiations continued with potential buyers of the product line. For 2000, Verabill sales and services accounted for 9% of the Company's total sales, versus 12% of total sales for 1999.

      For the year ended December 31, 2000, product sales accounted for 54% of total sales, with services, consisting of maintenance and support, training and installation, accounting for the remaining 46% of total sales. For the year ended December 31, 1999, product sales accounted for 65% of total sales, and services accounted for 35% of sales.

      The gross profit margin for the year ended December 31, 2000 was 81% of sales or $13,396,481 versus 87% of sales, or $25,600,480 for the year ended December 31, 1999. The lower percentage gross margin for 2000, as compared to 1999, reflects overhead and amortization expenses, both of which are relatively fixed in nature, being applied to lower sales volumes recognized in 2000 versus those recognized in 1999.

      In reaction to lower sales volumes, the Company sharply reduced its operating expenses, primarily through staff reductions beginning in the second quarter of 2000 and continuing through the end of the year. As of December 31, 2000, the Company employed 174 full-time personnel, compared with an employment level of 266 as late as March 31, 2000. The result of these expense reductions was a 14% decrease in overall operating expenses for the year ended December 31, 2000, versus the year ended December 31, 1999. The reductions are more evident when comparing operating expenses for the Company's quarter ended December 31, 2000, for which operating expenses totaled $3,997,487, and the quarter ended December 31, 1999, for which operating expenses were $7,011,384, representing a decrease of 43%. Since March 31, 2000, the Company has been able to reduce its quarterly breakeven point from approximately $7.7 million, to approximately $4.4 million at December 31, 2000.

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

                                                     2000             1999
                                                     ----             ----
      Gross Expenditures for Engineering and
      Software Development                       $ 6,047,731      $ 6,336,169

      Less: Costs Capitalized                       (902,379)        (393,907)
                                                 -----------      -----------

      Net Expenditures for Engineering and
      Software Development                         5,145,352        5,942,262

      Plus: Amounts Amortized and Charged
      to Cost of Sales                             1,020,134        1,095,642
                                                 -----------      -----------

           Total Expense Recognized              $ 6,165,486      $ 7,037,904
                                                 ===========      ===========

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

                                              2000            1999
                                              ----            ----
      Marketing/Product Management     $ 2,670,988     $ 2,775,031
      Sales                              3,477,004       4,230,159
      Sales Support and Service          5,171,576       5,574,735
      Administration                     3,347,724       4,629,383
                                       -----------     -----------
                                       $14,667,292     $17,209,308
                                       ===========     ===========

      The Company recognized $156,460 of other income for the year ended December 31, 2000 versus $47,883 for the year ended December 31, 1999. Other income primarily consists of interest income generated from the investment of excess cash balances, reduced by associated management fees, and interest expense. In 2000, other income included $55,000 of capital gain recognized on the sale of securities.

      For the year ended December 31, 2000, the Company recognized a net loss of $6,858,645, or $0.85 per diluted share. This compared with a net profit of $2,398,586, or $.27 per diluted share for the year ended December 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

      As of December 31, 2001, the Company's total cash position, consisting of cash in general operating accounts, and short-term investments, was $1,250,787. This represents a decrease of $216,087 from the total cash position of $1,466,874 at December 31, 2000. The total cash balances referenced above do not include cash surrender values of company-owned life insurance policies available to fund current operations should it become necessary. As of December 31, 2001, the cash surrender value of these policies totaled $1,292,502, an increase from $1,212,223, at December 31,

2000. These cash surrender values are included in the Pension Assets category of the Company's balance sheet.

      As a result of the aggressive downsizing and streamlining of operations undertaken throughout the past six quarters in response to reduced revenue streams, the Company has stabilized its net cash outflow during the second half of 2001, resulting in growth in its cash and investment position and a positive cash flow of $291,140 since June 30, 2001.

      As of December 31, 2001, the Company continues to have no debt on its balance sheet other than capital leases on various equipment, totaling $40,600.

      Accounts receivable at December 31, 2001 total $1,622,846, net of an allowance for doubtful accounts of $139,000, compared with an accounts receivable balance of $2,104,505, net of an allowance for doubtful accounts of $201,000 at December 31, 2000. During 2001, the Company wrote off approximately $26,000 of receivables as uncollectable. The decline in receivables reflects the lower sales volumes recognized throughout 2001, as compared to the prior year.

      Inventories of $155,159 at December 31, 2001 were 53% lower than the balance of $332,003 at December 31, 2000. Only one of the Company's product lines, Info/MDR, includes a significant hardware component in its design, with all other products being software-based solutions, which has eliminated the need to stock significant raw components and finished goods inventories. Accordingly, inventories are expected to further decrease during 2002.

      Prepaid expenses of $76,175 at December 31, 2001 consist primarily of premiums paid for business insurance renewals in 2001 for policy periods extending into 2002. Prepaid expenses at December 31, 2000 were $96,336.

      Spending on capital equipment for the year ended December 31, 2001 was $22,395, reflecting a significant reduction from the $334,038 of capital spending incurred for the year ended December 31, 2000. The decrease in capital spending results from reduced employment levels in 2001, as compared to 2000, as well as an internal Company policy of deferring new capital purchases, whenever possible, until such time as economic conditions improve in general, and the Company's financial results begin to show sustained improvement.

      Software development costs capitalized and included on the Company's balance sheet at December 31, 2001, total $2,505,156, as compared to $1,948,728 at December 31, 2000. The December 31, 2001 balance consists of unamortized development costs associated with the Company's DNT and eCAS(TM) product lines. During 2001, the Company capitalized $1,161,888 of development costs and amortized $605,460 of previously capitalized costs.

      Included in the Other Assets caption of the Company's balance sheet at December 31, 2001, is $127,509 representing the principal and accumulated interest due on a promissory note from the Company's Chief Executive Officer. The principal amount of the note of $99,000 represents funds advanced solely for the purchase of the Company's common stock. Payment of the note is secured by the shares purchased. According to the terms of the note, all outstanding principal and interest is due and payable in October 2002, unless otherwise stipulated by the Company's Board of Directors.

      Total current liabilities at December 31, 2001 of $4,991,391, decreased $27,682 from $5,019,073 at December 31, 2000. Accounts payable have decreased 51% from $385,779 at December 31, 2000 to $190,783 at December 31, 2001. Accrued
compensation and related taxes increased $103,283 from the December 31, 2000 balance of $1,606,886, to $1,710,169 at December 31, 2001. Accrued compensation includes provision for payroll, commission, vacation and benefit accruals, in addition to an accrual for deferred compensation associated with the intrinsic value of unexercised stock options awarded to employees of the Company at below fair market value on the date of grant. The largest increase in current liabilities was the value of deferred revenue, which increased $663,346 from December 31, 2000 to $2,839,332 at December 31, 2001, which the Company views as a positive indicator. Deferred revenues represent services for which the Company has billed customers, but for which the Company has not yet performed the associated service. These services typically include training, installation, and maintenance and support, and will be recognized as revenues during the subsequent twelve months, as the services are performed. Other accrued liabilities declined from $836,689 at December 31, 2000 to $235,678 at December 31, 2001, due primarily to a decrease in the amount of customer deposits of $629,050.

      Long-term liabilities, which consist of current and future pension obligations and the long-term portion of capital leases, increased 4% from the December 31, 2000 balance of $3,373,399 to $3,495,210 at December 31, 2001.

      Stockholders equity of $1,750,065 at December 31, 2001 decreased from $3,466,858 at December 31, 2000, primarily reflecting the operating loss of $1,802,457 incurred for the year-ended December 31, 2001. The Company sponsors an employee stock purchase plan to provide employees the opportunity to purchase common stock of the Company through accumulated payroll deductions. During 2001, employees of the Company purchased 134,780 shares of Common Stock at an aggregate cost of $85,664.

      The Company maintains a private equity line of credit agreement with a single institutional investor. Under the equity line, the Company has the right to sell to the investor, shares of the Company's common stock at a price equal to 94% of the average bid price of the stock for the prior ten trading days. During the term of the agreement the Company may sell up to $6 million of common stock to this investor with no more than $500,000 of common stock in any single month. The Company did not utilize this agreement during 2001. The term of this agreement extends through August 31, 2004.

      Through December 31, 2001, the Company had maintained a secured demand line of credit agreement with a commercial bank in the amount of $3,000,000. Subsequent to December 31, 2001, citing the operating losses the Company has incurred over the past two years and that the Company would no longer qualify for a credit facility of that magnitude, the bank has notified the Company that it is withdrawing the credit arrangement. The Company does not view the withdrawal of this credit arrangement as being significant in carrying out its operational plans. The original agreement was put in place in October 1998 for the primary purpose of providing greater flexibility in acquisition activity being contemplated at that time, and in the period since. The Company had never accessed the line, and was not contemplating its use in the foreseeable future.

      Despite the operating loss incurred during 2001 and the withdrawal of its credit arrangement, the Company believes that, at its current reduced operating expenses levels, its cash on hand, and the immediate access to the cash surrender value of current insurance policies referred to earlier, sufficient resources will be available to meet the Company's financial obligations, as well as support its current operating plans.

CRITICAL ACCOUNTING POLICIES

      The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported therein. The most significant of these involving difficult or complex judgments in 2001 include:

            -     Revenue recognition; and
            -     Capitalization of software development costs

      In each situation, management is required to make estimates about the effects of matters or future events that are inherently uncertain.

      The Company's overall policies with regard to revenue recognition are set forth in Note 1 - Description of Business and Summary of Significant Accounting Policies. As noted therein, revenue is recognized based on the terms of sale with the customer. The terms and arrangements vary by product and services provided, owing to the differing nature of the customers and channels. The Company believes its revenue recognition policies are appropriate in all circumstances, and that its policies are reflective of complexities arising from customer arrangements involving such features as maintenance, warranty agreements, license agreements, and other normal course of business arrangements.

      As set forth in Note 1 - Description of Business and Summary of Significant Accounting Policies, the Company capitalizes software development costs when technological feasibility has been established for the software in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." Such capitalized costs are amortized on a product-by-product basis over their economic life or the ratio of current revenues to current and anticipated revenues from such software, whichever provides the greater amortization. Should the Company inaccurately determine when a product reaches technological feasibility or the economic life of a product, results could differ materially from those reported.

      Veramark used what it believes are reasonable assumptions and where applicable, established valuation techniques in making its estimates.

NEW ACCOUNTING PRONOUNCEMENTS

      In July 2001, the Financial Accounting Standards Board ( FASB ) No. 142, "Goodwill and Other Intangible Assets." This statement requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill impairment and that intangible assets other than goodwill be amortized over their useful lives. The provisions of SFAS No. 142 are effective for all fiscal years beginning after December 15, 2001, and will therefore be adopted by the Company January 1, 2002. The Company does not believe the adoption of SFAS No. 142 will have a material effect on the Company's financial position or its results of operations.

      In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires that obligations associated with the retirement of a tangible long-lived asset be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair value. Upon initially recognizing a liability for an asset retirement obligation, an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The provisions of SFAS No. 143 will be required to be adopted by the Company in fiscal 2003. The Company does not currently believe adoption of this statement will have a material effect on its financial position or its results of operations

      In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supercedes SFAS No.121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 addresses the accounting model for long-lived assets to be disposed of by sale and resulting implementation issues. This statement requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. It also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated form the ongoing operations of the entity in a disposal transaction. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2001 and will adopted by the Company January 1, 2002. The Company does not believe the adoption of SFAS No. 144 will have a material effect on its financial position or its results of operations.

FORWARD-LOOKING STATEMENTS

      In addition to historical information, certain sections of this Form 10-K may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, such as those that are not in the present or past tense, that discuss the Company's beliefs, expectations or intentions or those pertaining to the Company's operations, markets, products, services, price and performance. Forward-looking statements involve numerous risks and uncertainties. The following factors, among others discussed herein and in the Company's filings under the Securities Exchange Act of 1934, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: economic, competitive, governmental and technological factors, increased operating costs, failure to obtain necessary outside financing, risks related to natural disasters and financial market fluctuations. The success of the Company also depends upon the trends of the economy, including interest rates, income tax laws, governmental regulations, legislation and those risk factors discussed elsewhere in the Company's filings under the Securities Exchange Act of 1934. Readers are cautioned not to place undue reliance on forward-looking statements, which reflect management's analysis only as of the date hereof. The Company assumes no obligation to update forward-looking statements.

ITEM 8 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                 PAGE
REPORTS OF INDEPENDENT ACCOUNTANTS                              22 - 23

   Consolidated balance sheets                                  24 - 25

   Consolidated statements of operations                          26

   Consolidated statements of stockholders' equity                27

   Consolidated statements of cash flows                          28

   Notes to consolidated financial statements                   29 - 42

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Veramark Technologies, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Veramark Technologies, Inc. and its subsidiary at December 31, 2001 and December 31, 2000, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(c) on page 46 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


PricewaterhouseCoopers LLP
Rochester, New York
February 7, 2002

                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

As independent public accountants, we hereby consent to the incorporation by reference in this Form 10-K of our report dated February 4, 2000 included in Veramark Technologies, Inc.'s Form 10-K for the year ended December 31, 1999. It should be noted that we have not audited any financial statements of the company subsequent to December 31, 1999 or performed any audit procedures subsequent to the date of our report.


ARTHUR ANDERSEN LLP

Rochester, New York
March 28, 2002

VERAMARK TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2001 AND 2000

ASSETS                                                                    2001              2000
                                                                  ------------      ------------
CURRENT ASSETS:
  Cash and cash equivalents                                       $    633,138      $  1,072,421
  Investments                                                          617,649           394,453
  Accounts receivable, trade (net of allowance for doubtful
    accounts of $139,000 and $201,000)                               1,622,846         2,104,505
  Inventories, net                                                     155,159           332,003
  Prepaid expenses and other current assets                             76,175            96,336
  Assets held for sale (Note 4)                                             --           625,324
                                                                  ------------      ------------

      Total current assets                                           3,104,967         4,625,042
                                                                  ------------      ------------

PROPERTY AND EQUIPMENT:
  Cost                                                               6,660,276         6,733,928
  Less accumulated depreciation                                     (4,911,570)       (4,203,173)
                                                                  ------------      ------------

      Property and equipment, net                                    1,748,706         2,530,755
                                                                  ------------      ------------

  Software development costs (net of accumulated amortization
  of $2,070,351 and $1,464,890)                                      2,505,156         1,948,728
  Pension assets                                                     2,119,274         2,125,878
  Deposits and other assets                                            758,563           628,927
                                                                  ------------      ------------

      Total other assets                                             5,382,993         4,703,533
                                                                  ------------      ------------

TOTAL ASSETS                                                      $ 10,236,666      $ 11,859,330
                                                                  ============      ============

The accompanying notes are an integral part of these consolidated financial statements.

VERAMARK TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2001 AND 2000

LIABILITIES AND STOCKHOLDERS' EQUITY                                         2001              2000
                                                                     ------------      ------------
CURRENT LIABILITIES:
  Accounts payable                                                   $    190,783      $    385,779
  Accrued compensation and related taxes                                1,710,169         1,606,886
  Deferred revenue                                                      2,839,332         2,175,986
  Capital lease obligation                                                 15,429            13,733
  Other accrued liabilities                                               235,678           836,689
                                                                     ------------      ------------

      Total current liabilities                                         4,991,391         5,019,073

Long-term portion of capital leases                                        25,171            41,582
Pension obligation                                                      3,470,039         3,331,817
                                                                     ------------      ------------

      Total liabilities                                                 8,486,601         8,392,472

STOCKHOLDERS' EQUITY:
  Common stock, par value, $0.10; shares authorized, 40,000,000;
    8,403,914 shares and 8,269,134 shares issued                          840,391           826,913
  Additional paid-in capital                                           20,263,490        20,191,304
  Accumulated deficit                                                 (18,968,059)      (17,165,602)
  Treasury stock (80,225 shares at cost)                                 (385,757)         (385,757)
                                                                     ------------      ------------

      Total stockholders' equity                                        1,750,065         3,466,858
                                                                     ------------      ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $ 10,236,666      $ 11,859,330
                                                                     ============      ============

The accompanying notes are an integral part of these consolidated financial statements.

VERAMARK TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                          2001              2000             1999
                                                  ------------      ------------      -----------
NET SALES
  Product Sales                                   $  5,952,275      $  8,967,353      $19,054,312
  Service Sales                                      6,560,415         7,558,004       10,342,376
                                                  ------------      ------------      -----------
      Total Net Sales                             $ 12,512,690      $ 16,525,357      $29,396,688
                                                  ------------      ------------      -----------

COSTS AND OPERATING EXPENSES:
  Cost of sales                                      2,166,915         3,128,876        3,796,208
  Engineering and software development               2,946,350         5,145,352        5,942,262
  Selling, general and administrative                9,587,099        14,667,292       17,209,308
  Other expenses (Note 11)                                  --           598,942               --
                                                  ------------      ------------      -----------

      Total costs and operating expenses            14,700,364        23,540,462       26,947,778
                                                  ------------      ------------      -----------

INCOME (LOSS) FROM OPERATIONS                       (2,187,674)       (7,015,105)       2,448,910

NET INTEREST INCOME                                     69,541           156,460           47,883

OTHER INCOME (Note 12)                                 315,676                --               --
                                                  ------------      ------------      -----------

INCOME (LOSS) BEFORE INCOME TAXES                   (1,802,457)       (6,858,645)       2,496,793

INCOME TAXES                                                --                --           98,207
                                                  ------------      ------------      -----------

NET INCOME (LOSS)                                 $ (1,802,457)     $ (6,858,645)     $ 2,398,586
                                                  ============      ============      ===========

NET INCOME (LOSS) PER SHARE
       Basic                                      $      (0.22)     $      (0.85)     $      0.30
                                                  ============      ============      ===========
       Diluted                                    $      (0.22)     $      (0.85)     $      0.27
                                                  ============      ============      ===========

WEIGHTED AVERAGE SHARES OUTSTANDING (BASIC)          8,242,615         8,079,281        7,973,183
                                                  ============      ============      ===========

WEIGHTED AVERAGE SHARES OUTSTANDING (DILUTED)        8,242,615         8,079,281        8,800,662
                                                  ============      ============      ===========

The accompanying notes are an integral part of these consolidated financial statements.

VERAMARK TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                                               ADDITIONAL                           TOTAL
                                                     COMMON STOCK               PAID IN         ACCUMULATED      STOCKHOLDERS
                                                SHARES        PAR VALUE         CAPITAL           DEFICIT           EQUITY
                                               ---------      ---------      ------------      ------------      ------------
BALANCE - December 31, 1998                    7,916,259      $ 796,856      $ 18,885,544      $(12,582,887)     $  7,099,513

   Exercise of stock options and warrants        151,898         15,189           888,247                --           903,436
   Stock Purchase Plan                            24,099          2,410           134,038                --           136,448
   Stock Retirements                                (883)           (88)          (11,581)               --           (11,669)
   Treasury Stock                                (27,925)            --          (172,542)               --          (172,542)
   Stockholder Distribution                           --             --                --         *(122,656)        *(122,656)
   Net Income                                         --             --                --         2,398,586         2,398,586
                                               ---------      ---------      ------------      ------------      ------------
BALANCE - December 31, 1999                    8,063,448      $ 814,367      $ 19,723,706      $(10,306,957)     $ 10,231,116
                                               ---------      ---------      ------------      ------------      ------------

   Liquidation of Warrants Issued                     --             --          (163,589)               --          (163,589)
   Sale of Stock                                   8,400            840            22,848                --            23,688
   Exercise of stock options and warrants         20,536          2,054            54,790                --            56,844
   Stock Purchase Plan                            96,525          9,652            97,792                --           107,444
   Fair Value of Warrants Issued                      --             --            70,000                --            70,000
   Net loss                                           --             --                --        (6,858,645)       (6,858,645)
                                               ---------      ---------      ------------      ------------      ------------
BALANCE - December 31, 2000                    8,188,909      $ 826,913      $ 19,805,547      $(17,165,602)     $  3,466,858
                                               ---------      ---------      ------------      ------------      ------------

   Stock Purchase Plan                           134,780         13,478            72,186                --            85,664
   Net loss                                           --             --                --        (1,802,457)       (1,802,457)
                                               ---------      ---------      ------------      ------------      ------------
BALANCE - December 31, 2001                    8,323,689      $ 840,391      $ 19,877,733      $(18,968,059)     $  1,750,065
                                               ---------      ---------      ------------      ------------      ------------

*     Represents distributions to TAG Division Shareholders

The accompanying notes are an integral part of these consolidated financial statements.

VERAMARK TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                                       2001             2000             1999
                                                                -----------      -----------      -----------
OPERATING ACTIVITIES:
  Net income (loss)                                             $(1,802,457)     $(6,858,645)     $ 2,398,586
                                                                -----------      -----------      -----------
  Adjustments to reconcile net income (loss)
  to net cash provided by (used in) operating activities:
        Depreciation and amortization                             1,404,213        1,905,776        1,801,743
        Provision for bad debts                                     (35,854)           4,000          107,000
        Provision for inventory obsolescence                         21,295          139,996           73,101
        Loss on disposal of fixed assets                              5,691           18,839            4,497
        Fair value of warrants issued                                    --           70,000               --
        Gain on sale of Verabill                                   (315,676)              --               --
        Changes in assets and liabilities:
             Accounts receivable                                    517,513        1,712,739         (730,656)
             Inventories                                            155,549           85,124          (50,256)
             Prepaid expenses and other current assets               20,161          336,649         (404,743)
             Deposits and other assets                             (123,032)        (265,237)         (30,888)
             Accounts payable                                      (194,996)        (442,058)          (8,037)
             Accrued compensation and related taxes                 103,283         (414,216)       1,021,911
             Deferred revenue                                       663,346         (862,740)        (230,362)
             Other accrued liabilities                             (601,011)         (65,596)        (489,609)
             Pension obligation                                     138,222          288,046          160,924
                                                                -----------      -----------      -----------
             Net adjustments                                      1,758,704        2,511,322        1,224,625
                                                                -----------      -----------      -----------
        Net cash (used in) provided by operating activities         (43,753)      (4,347,323)       3,623,211
                                                                -----------      -----------      -----------
INVESTING ACTIVITY:
  Sale (purchase) of investments                                   (223,196)       4,742,815         (418,574)
  Additions to property and equipment                               (22,395)        (334,038)      (2,128,008)
  Capitalized software development costs                         (1,161,888)        (902,379)        (393,907)
  Proceeds on sale of Verabill, net of selling expenses             941,000               --               --
                                                                -----------      -----------      -----------
       Net cash provided by (used in) investing activities         (466,479)       3,506,398       (2,940,489)
                                                                -----------      -----------      -----------
FINANCING ACTIVITIES:
  Repayment of Note Payable                                              --       (1,100,000)              --
  Repayment of Capital Lease obligation                             (14,715)         (69,130)         (18,364)
  Distributions to Shareholders                                          --               --         (122,656)
  Proceeds from sale of stock                                            --           23,688               --
  Exercise of stock options and warrants                                 --           56,844          891,767
  Employee stock purchase plan                                       85,664          107,444          136,448
  Treasury stock purchases                                               --               --         (172,542)
                                                                -----------      -----------      -----------
       Net cash provided by (used in) financing activities           70,949         (981,154)         714,653
                                                                -----------      -----------      -----------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                      (439,283)      (1,822,079)       1,397,375

CASH AND CASH EQUIVALENTS, BEGINNING OF
YEAR                                                              1,072,421        2,894,500        1,497,125
                                                                -----------      -----------      -----------

CASH AND CASH EQUIVALENTS, END OF YEAR                          $   633,138      $ 1,072,421      $ 2,894,500
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

      The consolidated financial statements include management's best estimates of the net realizable value of software development costs. Accordingly, the Company periodically records adjustments to write down the carrying value of software development costs to their net realizable value. The amounts the Company will ultimately realize could differ materially from the carrying value of the software development costs. (See Note 5)

      FAIR VALUE OF FINANCIAL INSTRUMENTS - Statement of Financial Accounting Standards (SFAS) No. 107 "Disclosures about Fair Value of Financial Instruments," requires disclosures of the fair value of certain financial instruments. The carrying amount of cash and cash equivalents, investments, accounts receivable and accounts payable approximate fair value due to their short-term nature.

      CASH AND CASH EQUIVALENTS - The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

      INVESTMENTS - The Company records its investments in accordance with SFAS No. 115, "Investments in Certain Debt and Equity Securities." As of December 31, 2001 and 2000, the Company has classified its portfolio as available-for-sale securities. At December 31, 2001 and 2000 the carrying value of investments approximated fair market value.

      Investments at December 31, 2001 and 2000 consisted of the following:

                                         2001           2000
                                         ----           ----
            Bond Funds             $  617,649     $  394,452
            Money Market Funds        265,272      1,022,886
                                   ----------     ----------
                                   $  882,921     $1,417,338
                                   ==========     ==========

      The contractual maturities of the Company's investments as of December 31, 2001 are primarily due within one year.

      CONCENTRATIONS OF CREDIT RISK - Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of investments and accounts receivable. The Company places its investments with quality financial institutions and, by policy, limits the amount of investment exposure to any one financial institution.

      The Company's customers are not concentrated in any specific geographic region, but are concentrated in the telecommunications industry. As of December 31, 2001 and 2000, one customer in this industry accounted for approximately $133,269 and $527,101, respectively, of the total accounts receivable balance. The Company performs ongoing credit evaluations of its customers' financial conditions but does not require collateral to support customer receivables. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

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

      LONG-LIVED ASSETS AND INTANGIBLES - In accordance with Statement of Financial Accounting Standard, ("SFAS") No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The Company assesses long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable on an undiscounted cash flow basis. The statement also requires that long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair values less cost to sell.

      SOFTWARE DEVELOPMENT COSTS meeting recoverability tests are capitalized, under SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," and amortized on a product-by-product basis over their economic life, ranging from three to five years, or the ratio of current revenues to current and anticipated revenues from such software, whichever provides the greater amortization.

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

      NET INCOME (OR LOSS) PER COMMON SHARE is computed in accordance with the provisions of SFAS No. 128, "Earnings Per Share." Basic EPS is computed by dividing reported earnings available to common stockholders by weighted average shares outstanding. No dilution for common share equivalents is included. Diluted EPS is computed on a similar basis to the previously calculated fully diluted EPS. Included in diluted earnings per share in 1999 are 827,479 shares, which represent the dilutive effect of stock options and warrants issued. There were no dilutive effects of stock options and warrants in 2000 or 2001 as the effect would be anti-dilutive.

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

      NEW ACCOUNTING PRONOUNCEMENTS - In July 2001, the Financial Accounting Standards Board (FASB) No. 142, "Goodwill and Other Intangible Assets." This statement requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill impairment and that intangible assets other than goodwill be amortized over their useful lives. The provisions of SFAS No. 142 are effective for all fiscal years beginning after December 15, 2001, and will therefore be adopted by the Company January 1, 2002. The Company does not believe the adoption of SFAS No. 142 will have a material effect on the Company's financial position or its results of operations.

      In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires that obligations associated with the retirement of a tangible long-lived asset be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair value. Upon initially recognizing a liability for an asset retirement obligation, an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The provisions of SFAS No. 143 will be required to be adopted by the Company in fiscal 2003. The Company does not currently believe adoption of this statement will have a material effect on its financial position or its results of operations.

      In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supercedes SFAS No.121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 addresses the accounting model for long-lived assets to be disposed of by sale and resulting implementation issues. This statement requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. It also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated form the ongoing operations of the entity in a disposal transaction. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2001 and will adopted by the Company January 1, 2002. The Company does not believe the adoption of SFAS No. 144 will have a material effect on its financial position or its results of operations.

      CRITICAL ACCOUNTING POLICIES - The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported therein. The most significant of these involving difficult or complex judgments in 2001 include:

      -     Revenue recognition
      -     Capitalization of software development costs

      In each situation, management is required to make estimates about the effects of matters or future events that are inherently uncertain.

      The Company's overall policies with regard to revenue recognition are set forth in Note 1 - Description of Business and Summary of Significant Accounting Policies. As noted therein, revenue is recognized based on the terms of sale with the customer. The terms and arrangements vary by product and services provided, owing to the differing nature of the customers and channels. The company believes its revenue recognition policies are appropriate in all circumstances, and that its policies are reflective of complexities arising from customer arrangements involving such features as maintenance, warranty agreements, license agreements, and other normal course of business arrangements.

      As set forth in Note 1 - Description of Business and Summary of Significant Accounting Policies, the Company capitalizes software development costs when technological feasibility has been established for the software in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be

      Sold, Leased, or Otherwise Marketed." Such capitalized costs are amortized on a product-by-product basis over their economic life or the ratio of current revenues to current and anticipated revenues from such software, whichever provides the greater amortization. Should the Company inaccurately determine when a product reaches technological feasibility or the economic life of a product, results could differ materially from those reported.

      Veramark used what it believes are reasonable assumptions and where applicable, established valuation techniques in making its estimates.

2.    INVENTORIES, NET

      The major classifications of inventories as of December 31, 2001 and 2000 are:

                                             2001         2000
                                         --------     --------
      Purchased parts and components     $119,107     $198,995
      Work in process                      32,394       65,127
      Finished goods                        3,658       67,881
                                         --------     --------
                                         $155,159     $332,003
                                         ========     ========

3.    PROPERTY AND EQUIPMENT

      The major classifications of property and equipment as of December 31, 2001 and 2000 are:

                                               2001           2000
                                         ----------     ----------
      Machinery and equipment            $  795,098     $  802,355
      Computer hardware and software      2,706,067      2,785,033
      Furniture and fixtures              1,776,552      1,763,981
      Leasehold improvements              1,382,559      1,382,559
                                         ----------     ----------
                                         $6,660,276     $6,733,928
                                         ==========     ==========

      Depreciation expense was approximately $799,000, $886,000 and $677,000 for the years ended December 31, 2001, 2000 and 1999, respectively. The Company recorded a loss of approximately $6,000, representing the net book value of assets written-off during 2001.

4.    ASSET HELD FOR SALE

      During 2000, the Company announced its intention to either spin-off into a separate company or sell to a strategic buyer, Verabill, the billing and customer care product line. As of December 31, 2000, the unamortized portion of capitalized software attributable to the Verabill product was $625,324. The Company continued to sell and support the Verabill product during the process of negotiation with interested parties. The Company completed the sale of this product line on March 26, 2001, recognizing a net gain on the sale of $315,676. (See Note 12 to the Financial Statements).

5.    ENGINEERING AND SOFTWARE DEVELOPMENT EXPENDITURES

      Engineering and software development expenditures incurred during the years ended December 31, 2001, 2000 and 1999 were recorded as follows:

                                                                      2001           2000           1999
                                                                ----------     ----------     ----------
      Engineering and software development expense included
        in the consolidated statements of operations            $2,946,350     $5,145,352     $5,942,262

      Amounts capitalized and included in the
        consolidated balance sheets                              1,161,888        902,379        393,907
                                                                ----------     ----------     ----------

      Total expenditures for engineering and software
      development                                               $4,108,238     $6,047,731     $6,336,169
                                                                ==========     ==========     ==========

      Additionally, the Company recorded amortization of capitalized software development costs of approximately $605,000, $1,020,000, and $1,096,000 for the years ended December 31, 2001, 2000 and 1999, respectively. Such amortization is included in cost of sales in the consolidated statements of operations.

6.    BENEFIT PLANS

      The Company sponsors an employee incentive savings plan under section 401(k) for all eligible employees. The Company's contributions to the plan are discretionary and totaled $100,000 in 1999. There have been no contributions in 2000 or 2001.

      The Company also sponsors an unfunded Supplemental Executive Retirement Program, which is a nonqualified plan that provides certain key employees defined pension benefits. Periodic pension expense for the years ended December 31, 2001, 2000 and 1999 consists of the following:

                                                  2001         2000         1999
                                              --------     --------     --------
            Service cost                      $ 92,009     $320,413     $307,637

            Interest cost                      250,435      215,210      173,356

            Net amortization and deferral       86,883       86,883       86,883
                                              --------     --------     --------

            Pension expense                   $429,327     $622,506     $567,876
                                              ========     ========     ========

      A reconciliation of the pension plan's funded status with amounts recognized in the Company's consolidated balance sheets is as follows:

                                                                    2001             2000
                                                             -----------      -----------
            Actuarial present value of accumulated
              benefit obligation                             $ 3,470,039      $ 3,331,817
                                                             ===========      ===========

            Actuarial present value of projected benefit
              obligation                                     $ 3,470,039      $ 3,331,817

            Plan assets                                               --               --
                                                             -----------      -----------

            Projected benefit obligation in excess of
              plan assets                                      3,470,039        3,331,817

            Prior service cost not yet recognized in
              net periodic pension cost                         (826,772)        (913,655)

            Additional minimum liability                         826,772          913,655
                                                             -----------      -----------

            Accrued pension obligation                       $ 3,470,039      $ 3,331,817
                                                             ===========      ===========

      Included in the pension assets caption in the consolidated balance sheets as of December 31, 2001 and 2000 is an intangible asset of $826,772 and $913,655, respectively, related to the minimum liability adjustment for the unfunded accumulated benefit obligation.

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

7.    STOCKHOLDERS' EQUITY

      The Company maintains a private equity line of credit agreement with a single institutional investor. Under the equity line, the Company has the right to sell to the investor shares of the Company's common stock at a price equal to 94% of the average bid price of the stock for the prior ten trading days. During the term of the agreement the Company may sell up to $6 million of common stock to the investor with no more than $500,000 of common stock in any single month. There were no shares of common stock sold to this investor during 2001. During 2000, the Company sold 8,400 shares of common stock to this investor, realizing net proceeds of $23,688. There were no shares of common stock sold to this investor during 1999. This agreement extends through August 31, 2004.

      The Company has reserved 650,000 shares of its common stock for issuance under its 1993 Stock Option Plan, the successor plan to the 1983 Stock Option Plan. The Company's Board of Directors approved a 1998 Stock Option Plan on December 15, 1997 covering up to 2,500,000 shares of common stock, subject to shareholder approval, which was obtained in May, 1998. Both plans provide for options, which may be issued as nonqualified or qualified incentive stock options. All options granted are exercisable in increments of 20 - 100% per year beginning one year from the date of grant. All options granted to employees have a ten year term.

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

                                                           2001             2000            1999
                                                    -----------      -----------      ----------
    Net income (loss)               As reported     $(1,802,457)     $(6,858,645)     $2,398,586
                                    Pro forma       $(3,182,088)     $(9,166,081)     $1,855,680

    Net income (loss) per common
    share                           As reported
                                       Basic        $      (.22)     $      (.85)     $      .30
                                       Diluted      $      (.22)     $      (.85)     $      .27

                                    Pro forma
                                       Basic        $     (0.39)     $     (1.13)     $      .23
                                       Diluted      $     (0.39)     $     (1.13)     $      .21

      Compensation expense recognized in the statement of operations for the years ended December 31, 2001, 2000 and 1999 was $226,248, $448,562 and
      $355,638, respectively, for options issued at an exercise price below fair market value at the time of the grant. The SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, so the resulting pro forma compensation cost may not be representative of that to be expected in future years.

      For purposes of the disclosure above, the fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2001, 2000, and 1999.

                                           2001         2000         1999
                                        -------      -------      -------
            Dividend yield                   --           --           --

            Expected volatility           85.90%       66.98%       64.47%

            Risk-free interest rate        4.95%        6.24%        4.58%

            Expected life               7 years      7 years      7 years

      A summary of stock option and warrant transactions for the years ended December 31, 2001, 2000 and 1999 is shown below:

                                                        2001                          2000                           1999
                                              -------------------------     -------------------------     --------------------------
                                                               WEIGHTED                      WEIGHTED                       WEIGHTED
                                                               AVERAGE                       AVERAGE                        AVERAGE
OPTIONS                                          SHARES         PRICE         SHARES          PRICE         SHARES           PRICE
Shares under option, beginning of year         2,700,510        $4.38        2,181,520        $4.76        1,715,475        $4.16

  Options granted                              1,482,050         0.52        1,131,550         4.70          536,537         6.55
  Options exercised                                   --           --          (20,536)        2.36          (47,517)        3.14
  Options terminated                            (456,685)        4.58         (592,024)        6.44          (22,975)        5.43
                                              ----------        -----       ----------        -----       ----------        -----

Shares under option, end of year               3,725,875        $2.82        2,700,510        $4.38        2,181,520        $4.76
                                              ==========        =====       ==========        =====       ==========        =====

Shares exercisable                             1,386,660        $3.71          893,371        $4.05          656,556        $4.15
                                              ==========        =====       ==========        =====       ==========        =====

Weighted average fair value of options
granted                                       $     0.50                    $     4.70                    $     4.35
                                              ==========                    ==========                    ==========

WARRANTS

Warrants outstanding, beginning of year          114,744        $5.92           78,045        $7.68          185,822        $7.20
Warrants granted                                      --           --           50,000         3.12            5,289         6.38
Warrants exercised                                    --           --               --           --         (104,381)        6.92
Warrants expired                                 (21,863)        8.51          (13,301)        5.74           (8,685)        5.76
                                              ----------        -----       ----------        -----       ----------        -----

Warrants outstanding, end of year                 92,881        $5.31          114,744        $5.92           78,045        $7.68
                                              ----------                    ----------                    ----------

8.    SALES INFORMATION

      Sales to one customer were approximately $3,488,000 or 28% of the Company's total sales in 2001. Sales to this same customer were approximately $7,394,000 or 45% of the Company's total sales in 2000 and approximately $16,287,000 or 55% of the Company's total sales in 1999.

      Export sales to unaffiliated customers, primarily in Canada, Europe and South America, were approximately $793,000, $1,990,000, and $5,219,000 in 2001, 2000, and 1999 respectively.

9.    INCOME TAXES

      The components of the income (loss) before income taxes for the years ended December 31, 2001, 2000 and 1999 is presented below:

                                                          2001            2000            1999
                                                   -----------     -----------     -----------
      Net (loss) income                            $(1,802,457)    $(6,858,645)    $ 2,398,586
                                                   ===========     ===========     ===========

      The income tax provision (benefit) includes the following:

                                                             2001            2000            1999
                                                      -----------     -----------     -----------
      Current income tax expense:
        Federal                                                --              --     $    80,908
        State                                                  --              --          17,299
                                                      -----------     -----------     -----------
                                                      $        --     $        --     $    98,207
                                                      -----------     -----------     -----------
      Deferred income tax provision (benefit):
        Federal                                          (677,271)     (2,000,921)        510,123
        State                                             (58,893)       (173,993)         48,660
        Increase (decrease) in valuation allowance        736,164       2,174,914        (558,783)
                                                      -----------     -----------     -----------

                                                      $        --     $        --     $    98,207
                                                      ===========     ===========     ===========

The income tax (benefit) provision differs from those computed using the statutory federal tax rate of 34%, due to the following:

                                                   2001            2000          1999
                                              ---------     -----------     ---------
Tax at statutory federal rate                 $(612,835)    $(2,331,939)    $ 948,414
US Tax effect of foreign losses                      --              --      (312,024)
State taxes, net of federal tax benefit         (46,307)        (69,425)        4,857
Merger costs                                         --         209,300            --
Increase (decrease) in valuation allowance      736,164       2,174,914      (558,783)
Other                                             9,397          17,150        15,743
General Business Credits                        (85,348)             --            --
                                              ---------     -----------     ---------

                                              $   1,071     $        --     $  98,207
                                              =========     ===========     =========

      The deferred income tax asset (liability) recorded in the consolidated balance sheets results from differences between financial statement and tax reporting of income and deductions. A summary of the composition of the deferred income tax asset (liability) follows:

                                                2001            2000
                                         -----------     -----------
      General business credits             1,537,095       1,451,747
      Net operating losses                 3,987,290       2,907,598
      Deferred compensation                1,181,061       1,203,943
      Alternative minimum tax credits        322,216         322,216
      Inventory                               88,552         104,762
      Accounts receivable                      5,017          28,060
      Capitalized software                  (926,908)       (952,400)
      Fixed assets                          (450,617)        (78,685)
      Other                                  125,998         145,402
      New York State ITC                      69,579          70,476
                                         -----------     -----------
                                           5,939,283       5,203,119

      Valuation allowance                 (5,939,283)     (5,203,119)
                                         -----------     -----------
      Deferred asset (liability)         $        --     $        --
                                         ===========     ===========

      The Company has $10,776,460 of federal net operating loss carryforwards available as of December 31, 2001. Of that total, $682,000 is limited to a utilization of approximately $100,000 annually. The carryforwards expire in varying amounts in 2011 through 2020. The valuation allowance has increased by $736,164 during the year ended December 31, 2001

      The Company's tax credit carryforwards as of December 31, 2001 are as follows:

      DESCRIPTION                                   AMOUNT                 EXPIRATION
                                                                                DATES
      General business credits                   1,537,095                2001 - 2020

      New York State investment tax credits        101,821                2001 - 2015

      Alternative minimum tax credits              322,216         No expiration date

      Cash paid (received) for income taxes during the years ended December 31, 2001, 2000 and 1999 totaled $1,425, $11,705, and $(87,018) respectively.

10.   COMMITMENTS

      LEASE OBLIGATIONS - The Company leases current manufacturing and office facilities and certain equipment under operating leases, which expire at various dates. The facility leases provide for extension privileges. Rent expense under all operating leases (exclusive of real estate taxes and other expenses payable under the leases) was approximately $616,000, $621,000, and $453,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

      Minimum lease payments as of December 31, 2001 under capital and operating leases are as follows:

      YEAR ENDING DECEMBER 31,               CAPITAL LEASES    OPERATING LEASES           TOTAL
                                             --------------    ----------------      ----------
      2002                                          $19,370          $  671,551      $  690.921
      2003                                           19,370             659,880         679,250
      2004                                            8,069             468,905         476,974
      2005                                                0             433,165         433,165
      2006                                                0             433,165         433,165
      Thereafter                                          0             360,971         360,971
                                                    -------          ----------      ----------
                                                     46,809          $3,027,637      $3,074,446

      Less: Amounts representing interest            (6,209)
      Present value of minimum
         capital lease payments                      40,600
      Less: Current portion                         (15,429)
                                                    -------
                                                    $25,171
                                                    =======

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

12.   OTHER INCOME

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

13.   QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

      Summarized quarterly financial information for the years ended December 31, 2001 and 2000 is as follows:

                                                   THREE MONTHS ENDED
                             --------------------------------------------------------------
                               MARCH 31         JUNE 30        SEPTEMBER 30     DECEMBER 31
      2001
      Net sales              $ 3,324,315      $ 3,297,719      $ 3,003,438      $ 2,887,218
      Gross profit           $ 2,778,620      $ 2,779,645      $ 2,464,623      $ 2,322,887

      Net loss               $  (382,473)     $  (491,701)     $  (443,218)     $  (485,065)
      Net loss per share
           - Basic           $     (0.05)     $     (0.06)     $     (0.05)     $     (0.06)
           - Diluted         $     (0.05)     $     (0.06)     $     (0.05)     $     (0.06)

      2000
      Net sales              $ 4,914,417      $ 3,111,859      $ 4,889,126      $ 3,609,955
      Gross profit           $ 4,046,277      $ 2,376,770      $ 4,068,089      $ 2,905,345

      Net loss               $(2,859,965)     $(3,292,588)     $  (222,050)     $  (484,042)
      Net loss per share
           - Basic           $     (0.36)     $     (0.40)     $     (0.03)     $     (0.06)
           - Diluted         $     (0.36)     $     (0.40)     $     (0.03)     $     (0.06)

14.   SUBSEQUENT EVENTS

      Through December 31, 2001, the Company had maintained a secured demand line of credit agreement, with a major commercial bank, in the amount of $3,000,000. On February 5, 2002, citing the operating losses the Company has incurred over the past two years, and that the Company would no longer qualify for a credit facility of that magnitude, the bank has notified the Company that it is withdrawing the credit agreement with formal written communications following on February 26, 2002. The Company does not view the withdrawal of this credit arrangement as being significant in carrying out its operation plans. The original agreement was put in place in October 1998 for the primary purpose of providing greater flexibility in acquisition activity being contemplated at that time, and in the period since, the Company had never accessed the line and was not contemplating the use in the foreseeable future. The Company believes it has adequate liquid assets and operating cash flow ability to sustain its operations for the foreseeable future.

      PART III

ITEM 10 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Information relating to directors of the Company is incorporated herein by reference to the Company's Proxy Statement for the Annual Meeting of Shareholders to be held May 16, 2002.

      The following lists the names and ages of all executive officers of the Company, all persons chosen to become executive officers, all positions and offices with the Company held by such persons, and the business experience during the past five years of such persons. All officers were elected or re-elected to their present positions for terms ending on May 16, 2002 and until their respective successors are elected and qualified.

                                   MANAGEMENT

Directors and Executive Officers of the Registrant

      The Directors and executive officers of Veramark are as follows:

Name                     Age         Position
----                     ---         --------
David G. Mazzella        61          Chairman of the Board, President and CEO

William J. Reilly        53          Director

John E. Gould            57          Director

James R. Scielzo         59          Director

Paul T. Babarik          60          Vice President - Telemanagement Sales

Ronald C. Lundy          50          Treasurer

Douglas F. Smith         57          Vice President - Operations

      All Directors hold office until the next annual meeting of stockholders, and until their successors are duly elected and qualified. Officers are elected annually by the Board of Directors and serve at the discretion of the Board.

      DAVID G. MAZZELLA, JR. was appointed Chief Executive Officer in June 1997, he previously served as President and Chief Operating Officer of the Company from February 1997. He became Chairman of the Board on December 19, 1998. From June 1994 to February 1997, he was engaged in management consulting. From February 1992 to June 1994, he was the President and CEO of Scotgroup Enterprises, Inc., which was engaged in the development and sale of telecommunications software equipment and the sale of paging and cellular telephone services. From 1988 - 1991, Mr. Mazzella was Vice President of Glenayre Electronics, a manufacturer of software based telecommunications equipment. He was President and CEO of Multitone Electronics, Inc., a company engaged in the manufacture, sale and servicing of telecommunications equipment from 1983 until its acquisition by Glenayre Electronics in 1988.

      WILLIAM J. REILLY has been a Director of Veramark since June 1997. He is the Chief Operating Officer for Checkpoint Systems, Inc., a manufacturer and distributor of systems for electronic article surveillance, electronic access control, closed circuit television and radio frequency identifications

      JOHN E. GOULD has been a Director of Veramark since August 1997. For more than five years Mr. Gould has been a partner in Gould & Wilkie, a general practice law firm in New York City. Mr. Gould is also Chairman of the American Geographical Society.

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

ITEM 11 EXECUTIVE COMPENSATION

      Information relating to executive compensation is incorporated by reference to the Company's Proxy Statement for the Annual Meeting of Shareholders to be held May 16, 2002.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Information relating to the security holdings of more than five percent holders and directors and officers of the Company is incorporated herein by reference the Company's Proxy Statement for the Annual Meeting of Shareholders to be held May 16, 2002.

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      None.

                                     PART IV

ITEM 14 EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

        (b) Exhibits (numbered in accordance with item 601 of regulations S-K)
            (11.1)        Page 48        Calculation of earnings per share

        (c) Schedule II   Page 47        Valuation and Qualifying Accounts

        All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                           VERAMARK TECHNOLOGIES, INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
ALLOWANCE FOR DOUBTFUL ACCOUNTS
YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

        Column A         Column B       Column C        Column D       Column E
        --------         --------       --------        --------       --------

                       Balance at     Charged to        Accounts     Balance at
                     Beginning of      Costs and     Written Off         End of
      Year Ended             Year       Expenses     (Recovered)           Year
      ----------     ------------     ----------     -----------     -----------
            2001         $201,000      $(36,000)       $  26,000       $139,000

            2000         $260,000         $4,000       $  63,000       $201,000

            1999         $110,000      $ 107,000       $(43,000)       $260,000

Exhibit 11.1

                           VERAMARK TECHNOLOGIES, INC.
                        CALCULATION OF EARNINGS PER SHARE

                                                                      Year Ended December 31,
                                                               2001             2000            1999
                                                           -----------      -----------      ----------
BASIC

Net Earnings (Loss)                                        $(1,802,457)     $(6,858,645)     $2,398,586
                                                           ===========      ===========      ==========

Weighted average common shares outstanding                   8,242,615        8,079,281       7,973,183
                                                           ===========      ===========      ==========
Earnings (Loss) per common & common equivalent
share                                                      $     (0.22)     $     (0.85)     $     0.30
                                                           ===========      ===========      ==========

DILUTED

Net Earnings (Loss)                                        $(1,802,457)     $(6,858,645)     $2,398,586
                                                           ===========      ===========      ==========

Weighted average common shares outstanding                   8,242,615        8,079,281       7,973,183

Additional dilutive effect of stock options & warrants
after application of treasury stock method                          --               --         827,479
                                                           -----------      -----------      ----------
Weighted average dilutive shares outstanding                 8,242,615        8,079,281       8,800,662
                                                           ===========      ===========      ==========

Earnings (Loss) per common share assuming full
dilution                                                   $     (0.22)     $     (0.85)     $     0.27
                                                           ===========      ===========      ==========

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                     VERAMARK TECHNOLOGIES, INC., Registrant


                              /s/ David G. Mazzella
            --------------------------------------------------------
                      David G. Mazzella, President and CEO
                              Dated: March 27, 2002


                               /s/ Ronald C. Lundy
            --------------------------------------------------------
            Ronald C. Lundy, Treasurer, Principal Accounting Officer
                              Dated: March 27, 2002

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                   Capacity                              Date
---------                   --------                              ----
/s/ David G. Mazzella       Chairman of the Board, Director       March 27, 2002
-------------------------
David G. Mazzella


/s/ John E. Gould           Director                              March 27, 2002
-------------------------
John E. Gould


/s/ William J. Reilly       Director                              March 27, 2002
-------------------------
William J. Reilly


/s/ James R. Scielzo        Director                              March 27, 2002
-------------------------
James R. Scielzo