Form 10-Q
period 2002-03-31
VERAMARK TECHNOLOGIES INC
filed 2002-05-14
CIK 747605

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                        For Quarter Ended March 31, 2002

                         Commission File Number 0-13898
                                                -------

                           Veramark Technologies, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                        16-1192368
--------------------------------                    --------------------------
(State or other jurisdiction of                         (IRS Employer
  Incorporation or Organization)                     Identification Number)

3750 Monroe Avenue, Pittsford, NY                        14534
------------------------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)

                                 (585) 381-6000
------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                      N.A.
-------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirement for the past 90 days.

                  YES        XX                      NO
                        ------------                          ---------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 2002

         Common stock, par value $.10                      8,323,689 shares

         This report consists of 15 pages.

                                      INDEX

                                                                                                          Page
                                                                                                          ----
PART I   FINANCIAL INFORMATION

     Item 1       Financial Statements

                  Condensed Consolidated Balance Sheets -                                                 3 - 4
                  March 31, 2002 and December 31, 2001

                  Condensed Consolidated Statements of Operations -                                           5
                  Three Months Ended March 31, 2002 and 2001

                  Condensed Consolidated Statements of Cash Flows -                                           6
                  Three Months Ended March 31, 2002 and 2001

                  Notes To Condensed Consolidated Financial Statements                                    7 - 8

     Item 2       Management's Discussion and Analysis of                                                9 - 12
                  Financial Condition and Results of Operations


PART II  OTHER INFORMATION

     Item 6       Exhibits and Reports on Form 8-K                                                      13 - 14


                         PART I - FINANCIAL INFORMATION

                           VERAMARK TECHNOLOGIES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                               MARCH 31,                   DECEMBER 31,
                                                                 2002                         2001
                                                              ------------                ------------
                                                              (Unaudited)
ASSETS
CURRENT ASSETS:
     Cash and Cash Equivalents                                $    423,951                $    633,138
     Investments                                                   688,421                     617,649
     Accounts Receivable, trade (net
        of allowance for doubtful accounts
        of $143,000 and $139,000, respectively)                  1,696,423                   1,622,846
     Inventories , net                                             144,449                     155,159
     Prepaid Expenses                                               97,646                      76,175
                                                              ------------                ------------
          Total Current Assets                                   3,050,890                   3,104,967

PROPERTY AND EQUIPMENT

     Cost                                                        6,645,921                   6,660,276
     Less Accumulated Depreciation                              (5,061,558)                 (4,911,570)
                                                              ------------                ------------
          Property and Equipment (Net)                           1,584,363                   1,748,706

OTHER ASSETS:

     Software Development Costs (net of
         accumulated amortization of $2,299,127
         and $2,070,351, respectively)                           2,276,380                   2,505,156
     Pension Assets                                              2,119,274                   2,119,274
     Deposits and Other Assets                                     661,829                     659,563
                                                              ------------                ------------
     Total Other Assets                                          5,057,483                   5,283,993
                                                              ------------                ------------
     TOTAL ASSETS                                             $  9,692,736                $ 10,137,666
                                                              ============                ============

         See notes to Condensed Financial Statements.

                          VERAMARK TECHNOLOGIES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                       MARCH 31,                DECEMBER 31,
                                                                         2002                       2001
                                                                     ------------                ------------
                                                                     (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
      Accounts Payable                                               $    247,677                $    190,783
      Accrued Compensation and Related Taxes                            1,801,000                   1,710,169
      Deferred Revenue                                                  2,918,026                   2,839,332
      Capital Lease Obligation - Current                                   15,884                      15,429
      Other Accrued Liabilities                                           123,116                     235,678
                                                                     ------------                ------------
           Total Current Liabilities                                    5,105,703                   4,991,391

      Long Term Portion of Capital Leases                                  20,793                      25,171
      Pension Obligation                                                3,548,304                   3,470,039
                                                                     ------------                ------------
      Total Liabilities                                                 8,674,800                   8,486,601

      STOCKHOLDERS' EQUITY:
      Common Stock, par value $.10; shares authorized,
        40,000,000; shares issued and outstanding
        for both periods,8,403,914                                        840,391                     840,391
      Additional Paid-in Capital                                       20,263,490                  20,263,490
      Retained Deficit                                                (19,601,188)                (18,968,059)

      Treasury Stock (80,225 shares, at cost)                            (385,757)                   (385,757)
      Note Receivable for Common Stock                                    (99,000)                    (99,000)
                                                                     ------------                ------------
      Total Stockholders' Equity                                        1,017,936                   1,651,065
                                                                     ------------                ------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $  9,692,736                $ 10,137,666
                                                                     ============                ============

See notes to Condensed Financial Statements.

                           VERAMARK TECHNOLOGIES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                              THREE MONTHS ENDED
                                                                                   MARCH 31,
                                                                       2002                       2001
                                                                    -----------                -----------
                                                                                  (Unaudited)
NET SALES
      Product Sales                                                 $   970,912                $ 1,735,552
      Service Sales                                                   1,667,928                  1,588,763
                                                                    -----------                -----------
           Total Net Sales                                            2,638,840                  3,324,315

COSTS AND OPERATING EXPENSES:
  Cost of Sales                                                         539,860                    545,695
  Engineering and Software Development                                  724,431                    772,217
  Selling, General and Administrative                                 2,018,985                  2,733,491
                                                                    -----------                -----------
     Total Costs and Operating Expenses                               3,283,276                  4,051,403

LOSS FROM OPERATIONS                                                   (644,436)                  (727,088)

NET INTEREST INCOME                                                      11,307                     28,939

OTHER INCOME (NOTE 4)                                                      --                      315,676
                                                                    -----------                -----------

LOSS BEFORE INCOME TAXES                                               (633,129)                  (382,473)

INCOME TAXES                                                               --                         --
                                                                    -----------                -----------
NET LOSS                                                            $  (633,129)               $  (382,473)
                                                                    ===========                ===========
NET LOSS PER SHARE
    Basic                                                           $     (0.08)               $     (0.05)
                                                                    ===========                ===========
    Diluted                                                         $     (0.08)               $     (0.05)
                                                                    ===========                ===========

See notes to Condensed Financial Statements

                           VERAMARK TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               THREE MONTHS ENDED MARCH 31,
                                                                              2002                       2001
                                                                           -----------                -----------
OPERATING ACTIVITIES:
Net loss                                                                   $  (633,129)               $  (382,473)
                                                                           -----------                -----------
Adjustments to reconcile net income (loss) to net cash
used by operating activities
     Depreciation and amortization                                             396,002                    346,308
     Provision for losses on accounts receivable                                 7,500                      7,500
     Provision for inventory obsolescence                                        6,250                      6,250
     Loss on disposal of fixed assets                                               19                      1,455
     Gain on sale of VeraBill                                                     --                     (315,676)

Changes in assets and liabilities
     Accounts receivable                                                       (81,077)                   474,273
     Inventories                                                                 4,460                     76,063
     Prepaid expenses                                                          (21,471)                   (21,287)
     Deposits and other assets                                                  (2,266)                   (13,761)
     Accounts payable                                                           56,894                    (27,917)
     Accrued compensation and related taxes                                     90,831                    105,079
     Deferred revenue                                                           78,694                   (683,350)
     Other accrued liabilities                                                (112,562)                    31,631
     Pension obligation                                                         78,265                     60,155
                                                                           -----------                -----------
Net adjustments                                                                501,539                     46,723
                                                                           -----------                -----------
Net cash flows used by operating activities                                   (131,590)                  (335,750)
                                                                           -----------                -----------
INVESTING ACTIVITIES:
     Sale (Purchase) of investments                                            (70,772)                    51,546
     Additions to property and equipment                                        (2,902)                      --
     Capitalized software development costs                                       --                     (427,021)
     Proceeds from sale of VeraBill, net of selling expenses                      --                      941,000
                                                                           -----------                -----------
Net cash flows (used) provided by investing activities:                        (73,674)                   565,525

FINANCING ACTIVITIES:
     Repayment of capital lease obligation                                      (3,923)                    (3,341)
                                                                           -----------                -----------
     Net cash flows used by financing activities                                (3,923)                    (3,341)
                                                                           -----------                -----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                          (209,187)                   226,434

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                 633,138                  1,072,421
                                                                           -----------                -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                   $   423,951                $ 1,298,855
                                                                           ===========                ===========

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1)      GENERAL

         The accompanying unaudited consolidated financial statements include all adjustments of a normal and recurring nature which, in the opinion of Company's management, are necessary to present fairly the Company's financial position as of March 31, 2002 and the results of its operations and cash flows for the three months ended March 31, 2002 and 2001.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements should be read in conjunction with the supplemental consolidated financial statements and related notes contained in the Company's annual 10-K Report on Form 10-K to the Securities and Exchange Commission for the year ended December 31, 2001.

         The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year's operation.

(2)      INVENTORIES, NET

          The composition of inventories at March 31, 2002 and December 31, 2001 was as follows:


                                      MARCH 31,          DECEMBER 31,
                                        2002                 2001
                                      ---------          ------------
Purchased parts and components        $ 104,579           $ 119,107
Work in process                          35,887              32,394
Finished goods                            3,983               3,658
                                      ---------           ---------
                                      $ 144,449           $ 155,159
                                      =========           =========




 (3)     PROPERTY AND EQUIPMENT

         The major classifications of property and equipment at March 31, 2002, and December 31, 2001 were:

                                                MARCH 31,        DECEMBER 31,
                                                 2002                2001
                                              -----------        ------------
          Machinery and equipment             $   775,815        $  795,098
          Computer hardware and software        2,723,677         2,706,067
          Furniture and fixtures                1,763,870         1,776,552
          Leasehold improvements                1,382,559         1,382,559
                                              -----------        ----------
                                              $ 6,645,921        $6,660,276
                                              ============      ===========

(4) On March 26, 2001, the Company completed the sale of VeraBill, its billing and customer care product line, to MIND CTI Ltd. of Yokneam, Israel. The net proceeds from the sale were $941,000, representing cash received at closing of $1,000,000, less transaction related fees and expenses of $59,000. After all fees, expenses, and the write-off of remaining capitalized software associated with the VeraBill product line, the Company recognized a net gain on the transaction of $315,676.

(5)      ACCOUNTING PROUNCEMENTS

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

         In May 2002, the FASB No. 145, "Rescission of regular type FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 eliminates the requirement that gains and losses from the extinguishments of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. However, an entity is not prohibited from classifying such gains and losses as extraordinary items, so long as they meet the criteria outlined in Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 145 also eliminates the inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transaction. This statement is effective for financial statements issued for fiscal years beginning after May 15, 2002. The Company will adopt SFAS No. 145 in the fiscal year beginning January 1, 2003 and has determined that adoption will not have a material effect on its financial position.

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

RESULTS OF OPERATIONS

         Sales for the quarter ended March 31, 2002 of $2,638,840 were 21% less than the sales of $3,324,315 for the quarter ended March 31, 2001. The first quarter of 2001 included approximately $275,000 of sales associated with VeraBill, the Company's billing and customer care product line, sold in late March of 2001. After removing those VeraBill sales for comparative purposes, the sales decrease in the first quarter of 2002 from the first quarter of 2001 was 13%.

         The decrease in sales for the first quarter of 2002 as compared to 2001 was attributable to a 32% decrease in sales of the Company's Quantum Series enterprise products. While quote activity remained strong for Quantum products, the Company continues to see a trend on the part of customers to delay, whenever possible, significant capital expenditures in light of current economic conditions. As a result, several orders expected to be placed during the first quarter are now expected to be delayed into at least the second quarter of 2002. Subsequent to the end of the quarter, the Company received a Quantum Series order encompassing several modules, valued at approximately $451,000 from McChord Air Force Base. Delivery, installation, and related services attached to this order is expected to occur in late second and early third quarters.

         Sales of the Company's call accounting products increased by 6% for the quarter ended March 31, 2002, as compared with the quarter ended March 31, 2001. The increased sales reflect the fourth quarter 2001 release of eCAS, the Company's new call accounting system, the signing of several new distributors and an increased sales level from existing distribution channels. eCAS is the first entirely web-based product of its type in the world, and provides small to large businesses with a powerful and easy to use method for controlling their telecom related expenses, managing staff productivity and providing enhanced security features. Shipments of eCAS began late in the fourth quarter of 2001 and have increased steadily during the first quarter of 2002.

         During the first quarter of 2002, the Company announced the signing of two new distribution contracts, both of which are expected to increase future call accounting sales. The first was the signing of a three-year distribution contract with SBC, one of the world's largest communications companies. The new agreement includes all Veramark product offerings and covers all of SBC's regional operating groups, including Ameritech, Pac Bell, Southwestern Bell, Southern New England Telephone and Nevada Bell. First shipments under this contract began late in the first quarter. The second major announcement in the first quarter was a new cooperative software trial program with Siemens Communications Limited and Solitaire Communications Limited in the United Kingdom. Under the terms of the agreement, Siemens will provide a free 90-day trial version of the Company's Emerald XP software with every HiPath 3500 and 3700 series switch it sells in the UK. At any time during the trial period, the customer will have the option of licensing the software off the Internet and continue use of the system without interruption. The Company expects that this program will be expanded to include the new eCAS product offering following international certification, expected in late 2002.

         For the first quarter of 2002, the Company also recognized an 18% increase in revenues generated from its Service Bureau operations as compared to the first quarter of 2001. While service bureau revenues accounted for only 4% of the Company's first quarter 2002 sales, the Company continues to see a growing interest in the marketplace among larger organizations to outsource its telecom requirements. The Company's current service bureau offerings allow clients to remotely poll, process, and report on telecommunications, activity and data, and provides standard or customized reports by e-mail, fax or CD-rom. The Company plans to expand its marketing and sales activity significantly during 2002 to take advantage of this growing market opportunity.

         For the quarter ended March 31, 2002, sales generated from service activities, which include installation, training, customization and consulting activities, accounted for 63% of total sales. For the quarter ended March 31, 2001, these service activities accounted for 48% of the Company's total sales.

         The gross profit margin for the quarter ended March 31, 2002 was $2,098,980 or 80% of sales, as compared to a gross profit margin of $2,778,620 or 84% of sales for the quarter ended March 31, 2001. The lower percentage gross margin reflects increased amortization costs incurred due to the previously capitalized development costs associated with eCAS now being amortized and charged to cost of sales.

         Net engineering and development expenses for the quarter ended March 31, 2002, were $724,431 as compared to $772,217 for the quarter ended March 31, 2001, a decrease of 6%. Gross engineering and development expenses, however, were reduced by 40% when comparing the same periods, before the effects of capitalization attributable to the development of eCAS. The chart below details gross engineering and development costs, amounts capitalized and the resulting net engineering and development costs included in the Company's condensed consolidated Statement of Operations for the quarters ended March 31, 2002 and 2001.

                                                             THREE MONTHS ENDED
                                                          MARCH 31,        MARCH 31,
                                                            2002             2001
                                                         -----------      -----------
          Gross engineering and development expense      $   724,431      $ 1,199,238
          Less:  Development cost capitalized                   - 0-         (427,021)
                                                         -----------      -----------
          Net engineering development expense            $   724,431      $   772,217
                                                         ===========      ===========

         Selling, general, and administrative expenses of $2,018,985 incurred for the first quarter of 2002 were 26% lower than the expenses incurred of $2,733,491 in the quarter ended March 31, 2001. The lower expense level results from the reduction in employment undertaken throughout 2001. At March 31, 2002, the company employed 119 full-time employees as compared with 158 at March 31, 2001.

         The net loss for the quarter ended March 31, 2002 was $633,129, or $0.08 per diluted share. For the quarter ended March 31, 2001, the Company incurred a loss of $382,473, or $0.05 per diluted share, after recording a one-time gain on the March 2001 sale of the VeraBill product line of $315,676.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 2002, total cash and investments were $1,112,372, compared with $1,250,787 at December 31, 2001. Neither the March 31, 2002 nor December 31, 2001 amounts referenced above include the cash surrender values of company-owned life insurance policies of approximately $1.3 million available to fund current operations should it become necessary. The cash surrender values are included in the Pension Assets category of the Company's balance sheet.

         Accounts receivable increased by 5% from $1,622,846, net of an allowance for doubtful accounts of $139,000, at December 31, 2001 to $1,696,423, net of an allowance for doubtful accounts of $143,000 at March 31, 2002. There were no significant write-offs of uncollectable accounts during the first quarter of 2002.

         Inventories declined from $155,159 at December 31, 2002 to $144,449 at March 31, 2002. It is expected that inventories will continue to decline in the future as product offerings that contain a hardware component continue to be replaced by software-only products.

         The cost value of property and equipment at March 31, 2002 was $6,645,921 as compared to $6,660,276 at December 31, 2001. During the first quarter of 2002, the Company's capital equipment purchases totaled $2,902. Additionally, during the first quarter of 2002, the Company disposed of $17,257 of fully depreciated assets.

         The net value of software development costs declined from $2,505,156 at December 31, 2001 to $2,276,380 at March 31, 2002, reflecting current period amortization costs. There were no development costs capitalized during the first quarter of 2002, nor are any expected to be capitalized for the remainder of 2002.

         Total current liabilities at March 31, 2002 were $5,105,703, an increase of 2% from the total current liabilities of $4,991,391 at December 31, 2001. Accounts payable increased by 30% from $190,783 at December 31, 2001 to $247,677 at March 31, 2002. This increase is the result of the timing of payments to suppliers and does not reflect a change in Company policy regarding how suppliers are paid.

         Accrued compensation and related taxes increased 5% from $1,710,169 at December 31, 2001 to $1,801,000 at March 31, 2002, reflecting an increase in the liability recorded for deferred compensation costs related to the issuance of stock options to employees.

         Deferred revenues of $2,918,026 at March 31, 2002 increased by 3% from the December 31, 2001 total of $2,839,332. Deferred revenues consist of services for which the Company has billed customers but have not yet performed the service, and accordingly have not recorded the revenue as of March 31, 2002. These services include support and maintenance, training, installation, and consulting services.

         Total stockholders equity at March 31, 2002 is $1,017,936 versus $1,651,065 at December 31, 2001, reflecting the first quarter net loss of $633,129.

                  The company maintains a private equity line of credit agreement with a single institutional investor. Under the equity line, the Company has the right to sell, to the investor, shares of the Company's common stock at a price equal to 94% of the average bid price of the stock for the prior ten trading days. During the term of the agreement, the Company may sell up to $6 million of common stock to this investor with no more than $500,000 in any single month. The term of this agreement extends through August 31, 2004.

         Despite the operating loss incurred for the quarter ended March 31, 2002, the Company maintained a stable cash position, and believes that at its current reduced operating expense levels, and access to the cash surrender value of current insurance policies, that sufficient resources are available to meet the Company's financial obligations for the next twelve months.

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

         In May 2002, the FASB No. 145, Rescission of regular type FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 eliminates the requirement that gains and losses from the extinguishments of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. However, an entity is not prohibited from classifying such gains and losses as extraordinary items, so long as they meet the criteria outlined in Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 145 also eliminates the inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transaction. This statement is effective for financial statements issued for fiscal years beginning after May 15, 2002. The Company will adopt SFAS No. 145 in the fiscal year beginning January 1, 2003 and has determined that adoption will not have a material effect on its financial position.

PART II - OTHER INFORMATION

ITEM 6:                    EXHIBITS AND REPORTS ON FORM 8-K

(1) Registrant's Condensed Financial Statements for the three months ended March 31, 2002 and 2001 are set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.

(2) Calculation of loss per share for the three months ended March 31, 2002 and 2001, as set forth as "Exhibit A".

                                                                      EXHIBIT A:

                    VERAMARK TECHNOLOGIES, INC.

             CALCULATIONS OF EARNINGS (LOSS) PER SHARE

                                                                     THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                  2002                    2001
                                                               ----------             -----------
BASIC
-----

Net Loss                                                       $ (633,129)            $  (382,473)
                                                               ==========             ===========
Weighted Average Common Shares Outstanding                      8,323,689               8,188,909
                                                               ==========             ===========
Loss Per Common Share                                          $    (0.08)            $     (0.05)
                                                               ==========             ===========
DILUTED
-------

Net Loss                                                       $ (633,129)            $  (382,473)
                                                               ==========             ===========
Weighted Average Common Shares Outstanding                      8,323,689               8,188,909

Additional Dilutive Effect of Stock Options and
Warrants after Application of Treasury Stock Method                  --                      --
                                                               ----------             -----------
Weighted Average Common Shares Outstanding                      8,323,689               8,188,909
                                                               ==========             ===========
Loss per Common Share and Common Equivalent Share              $    (0.08)            $     (0.05)
                                                               ==========             ===========

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           VERAMARK TECHNOLOGIES, INC.

                                   REGISTRANT

Date:  May 14, 2002
      --------------------------



/s/ David G. Mazzella
--------------------------------
David G. Mazzella
President and CEO

Date:  May 14, 2002
      --------------------------



/s/ Ronald C. Lundy
--------------------------------
Ronald C. Lundy
Treasurer (Chief Accounting Officer)