Form 10-Q
period 2002-06-30
VERAMARK TECHNOLOGIES INC
filed 2002-08-14
CIK 747605

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Quarterly Report Under Section 13 or 15 (d)
of the Securities Exchange Act of 1934

For Quarter Ended June 30, 2002

Commission File Number 0-13898

Veramark Technologies, Inc.

(Exact name of registrant as specified in its charter)

Delaware	16-1192368

(State or other jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

3750 Monroe Avenue, Pittsford, NY	14534

(Address of principal executive offices)	(Zip Code)

(585) 381-6000

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

YES	XX	NO

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of June 30, 2002

Common stock, par value $.10	8,360,825 shares

This report consists of 18 pages

INDEX

Page

PART I	FINANCIAL INFORMATION

Item 1	Financial Statements

	Condensed Consolidated Balance Sheets - June 30, 2002 and December 31, 2001	3 — 4

	Condensed Consolidated Statements of Operations - Three and Six Months Ended June 30, 2002 and 2001	5

	Condensed Consolidated Statements of Cash Flows - Six Months Ended June 30, 2002 and 2001	6

	Notes To Condensed Consolidated Financial Statements	7 — 8

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9 — 12

PART II	OTHER INFORMATION

Item 6	Exhibits and Reports on Form 8-K	13 — 14

PART I — FINANCIAL INFORMATION

VERAMARK TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	JUNE 30,	DECEMBER 31,
	2002	2001

	(Unaudited)
ASSETS

CURRENT ASSETS:

Cash and Cash Equivalents	$647,162	$633,138

Investments	675,912	617,649

Accounts Receivable, trade (net of allowance for doubtful accounts of $172,000 and $139,000, respectively)	1,411,016	1,622,846

Inventories , net	150,606	155,159

Prepaid Expenses	295,733	76,175

Total Current Assets	3,180,429	3,104,967

PROPERTY AND EQUIPMENT

Cost	6,648,560	6,660,276

Less Accumulated Depreciation	(5,198,989)	(4,911,570)

Property and Equipment (Net)	1,449,571	1,748,706

OTHER ASSETS:

Software Development Costs (net of accumulated amortization of $2,527,902 and $2,070,351, respectively)	2,047,605	2,505,156

Pension Assets	2,119,274	2,119,274

Deposits and Other Assets	758,372	659,563

Total Other Assets	4,925,251	5,283,993

TOTAL ASSETS	$9,555,251	$10,137,666

See notes to Condensed Consolidated Financial Statements.

VERAMARK TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	JUNE 30,	DECEMBER 31,
	2002	2001

	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Accounts Payable	$327,489	$190,783

Accrued Compensation and Related Taxes	1,779,174	1,710,169

Deferred Revenue	2,969,601	2,839,332

Capital Lease Obligation — Current	16,354	15,429

Other Accrued Liabilities	145,301	235,678

Total Current Liabilities	5,237,919	4,991,391

Long Term Portion of Capital Leases	16,319	25,171

Pension Obligation	3,587,059	3,470,039

Total Liabilities	8,841,297	8,486,601

STOCKHOLDERS’ EQUITY:

Common Stock, par value $.10; shares authorized, 40,000,000; shares issued and outstanding, 8,441,050 and 8,403,914, respectively	844,105	840,391

Additional Paid-in Capital	20,278,716	20,263,490

Retained Deficit	(19,935,281)	(18,968,059)

Treasury Stock (80,225 shares, at cost)	(385,757)	(385,757)

Note Receivable for Common Stock	(87,829)	(99,000)

Total Stockholders’ Equity	713,954	1,651,065

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,555,251	$10,137,666

See notes to Condensed Consolidated Financial Statements.

VERAMARK TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,

	2002	2001	2002	2001

	(Unaudited)		(Unaudited)
NET SALES

Product Sales	$1,355,135	$1,677,745	$2,326,047	$3,413,297

Service Sales	1,712,970	1,619,974	3,380,898	3,208,737

Total Net Sales	3,068,105	3,297,719	5,706,945	6,622,034

COSTS AND OPERATING EXPENSES:

Cost of Sales	624,539	518,074	1,164,399	1,063,769

Engineering and Software Development	718,907	713,435	1,443,338	1,485,652

Selling, General and Administrative	2,048,781	2,568,810	4,067,766	5,302,301

Total Costs and Operating Expenses	3,392,227	3,800,319	6,675,503	7,851,722

LOSS FROM OPERATIONS	(324,122)	(502,600)	(968,558)	(1,229,688)

NET INTEREST INCOME (EXPENSE)	(9,971)	10,899	1,336	39,838

OTHER INCOME (NOTE 4)	—	—	—	315,676

LOSS BEFORE INCOME TAXES	(334,093)	(491,701)	(967,222)	(874,174)

INCOME TAXES	—	—	—	—

NET LOSS	$(334,093)	$(491,701)	$(967,222)	$(874,174)

NET LOSS PER SHARE
Basic	$(0.04)	$(0.06)	$(0.12)	$(0.11)

Diluted	$(0.04)	$(0.06)	$(0.12)	$(0.11)

See notes to Condensed Consolidated Financial Statements.

VERAMARK TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,

	2002	2001

OPERATING ACTIVITIES:

Net loss	$(967,222)	$(874,174)

Adjustments to reconcile net loss to net cash provided (used) by operating activities

Depreciation and amortization	768,777	681,551

Provision for losses on accounts receivable	30,000	15,000

Provision for inventory obsolescence	12,500	12,500

Loss on disposal of fixed assets	18	3,136

Gain on sale of VeraBill	—	(315,676)

Repayment of note receivable	11,171	—

Changes in assets and liabilities

Accounts receivable	181,830	(170,644)

Inventories	(7,947)	100,049

Prepaid expenses	(219,558)	(84,486)

Deposits and other assets	(98,809)	123,299

Accounts payable	136,706	39,708

Accrued compensation and related taxes	69,005	15,292

Deferred revenue	130,269	(365,470)

Other accrued liabilities	(90,377)	(27,807)

Pension obligation	117,020	120,309

Net adjustments	1,040,605	146,761

Net cash flows provided (used) by operating activities	73,383	(727,413)

INVESTING ACTIVITIES:

Purchase of investments	(58,263)	(11,210)

Additions to property and equipment	(12,109)	—

Capitalized software development costs	—	(778,281)

Proceeds from sale of VeraBill, net of selling expenses	—	941,000

Net cash flows (used) provided by investing activities:	(70,372)	151,509

FINANCING ACTIVITIES:

Repayment of capital lease obligation	(7,927)	(6,723)

Employee Stock Purchase Plan	18,940	64,190

Net cash flows provided by investing activities:	11,013	57,467

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	14,024	(518,437)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	633,138	1,072,421

CASH AND CASH EQUIVALENTS, END OF PERIOD	$647,162	$553,984

See notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1)	GENERAL

     The accompanying unaudited condensed consolidated financial statements include all adjustments of a normal and recurring nature which, in the opinion of Company’s management, are necessary to present fairly the Company’s financial position as of June 30, 2002 and the results of its operations and cash flows for the three and six months ended June 30, 2002 and 2001.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited condensed consolidated financial statements should be read in conjunction with the supplemental consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K to the Securities and Exchange Commission for the year ended December 31, 2001.

     The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year’s operation.

(2)	INVENTORIES, NET

The composition of inventories at June 30, 2002 and December 31, 2001 was as follows:

	JUNE 30,	DECEMBER 31,
	2002	2001

Purchased parts and components	$113,517	$119,107

Work in process	26,783	32,394

Finished goods	10,306	3,658

	$150,606	$155,159

(3)	PROPERTY AND EQUIPMENT

The major classifications of property and equipment at June 30, 2002, and December 31, 2001 were:

	June 30,	December 31,
	2002	2001

Machinery and equipment	$777,798	$795,098

Computer hardware and software	2,724,333	2,706,067

Furniture and fixtures	1,763,870	1,776,552

Leasehold improvements	1,382,559	1,382,559

	$6,648,560	$6,660,276

(4)	On March 26, 2001, the Company completed the sale of VeraBill, its billing and customer care product line, to MIND CTI Ltd. of Yokneam, Israel. The net proceeds from the sale were $941,000, representing cash received at closing of $1,000,000, less transaction related fees and expenses of $59,000. After all fees, expenses, and the write-off of remaining capitalized software associated with the VeraBill product line, the Company recognized a net gain on the transaction of $315,676.

(5)	NEW ACCOUNTING PROUNCEMENTS

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires that obligations associated with the retirement of a tangible long-lived asset be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair value. Upon initially recognizing a liability for an asset retirement obligation, an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The provisions of SFAS No. 143 will be required to be adopted by the Company in fiscal 2003. The Company does not currently believe adoption of this statement will have a material effect on its financial position or its results of operations.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement supercedes SFAS No.121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” SFAS No. 144 addresses the accounting model for long-lived assets to be disposed of by sale and resulting implementation issues. This statement requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. It also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2001 and was adopted by the Company January 1, 2002. The Company does not believe the adoption of SFAS No. 144 will have a material effect on its financial position or its results of operations.

In May 2002, the FASB No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 eliminates the requirement that gains and losses from the extinguishments of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. However, an entity is not prohibited from classifying such gains and losses as extraordinary items, so long as they meet the criteria outlined in Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS No. 145 also eliminates the inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transaction. This statement is effective for financial statements issued for fiscal years beginning after May 15, 2002. The Company will adopt SFAS No. 145 in the fiscal year beginning

January 1, 2003 and has determined that adoption will not have a material effect on its financial position or its results of operations.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard included lease terminations costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Previous accounting guidance was provided by EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 replaces EITF Issue No. 94-3. This statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The company will adopt SFAS No. 146 in the fiscal year beginning January 1, 2003.

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

Results of Operations

     Sales of $3,068,105 for the three months ended June 30, 2002, increased 16% from sales of $2,638,840 for the three months ended March 31, 2002, and compared with sales of $3,297,719 for the same three month period of 2001. Sales for the six months ended June 30, 2002 of $5,706,945 compare with sales of $6,622,034 for the six months ended June 30, 2001.

     The net loss for the three months ended June 30, 2002, was $334,093, or $0.04 per diluted share, an improvement of $157,608 from the net loss of $491,701, or $0.06 per diluted share for the three months ended June 30, 2001. For the six months ended June 30, 2002, the Company incurred a net loss of $967,222, or $0.12 per diluted share, versus a net loss of $874,174, or $0.11 per diluted share, for the first six months of 2001. Results for 2001 include a one-time gain on the sale of the Company’s former VeraBill product line, in March of 2001. Excluding this gain for comparative purposes, the Company’s net loss for the first six months of 2002 was reduced by $222,628 from the loss incurred for the first six months of 2001.

     For the second consecutive quarter, the Company continued to recognize growth in the sales of its core call accounting products. For the three months ended June 30, 2002, sales of call accounting products increased 22% over the three months ended June 30, 2001. For the six months ended June 30, 2002, call accounting sales increased 14% from sales recognized for the first six months ended June 30, 2001. The increase in call accounting sales is attributable to the fourth quarter 2001 release of eCAS, the company’s new web-based call accounting platform. eCAS has quickly gained wide customer acceptance among the Company’s current client base and has been instrumental in allowing the Company to aggressively pursue new channels of distribution.

     Sales of enterprise level products, which primarily consist of the Company’s Quantum product line, continue to be effected by industry conditions and the general economy. The Company sees a continuation of a trend, dating back to 2001, of customers delaying major capital projects due to concerns regarding the state of the economy. For the three and six months ended June 30, 2002, the Company has experienced decreases of 17% and 25%, respectively, in Quantum product sales from the same three and six month period of 2001. Second quarter 2002 sales of Quantum, however, did increase 21% from the level recognized in the first quarter of 2002 and included an order from McChord Air Force Base valued at approximately $450,000. This order included a number of Quantum product modules including cable management, call accounting, directory assistance, consolidated billing, phone bill reconciliation, work order/trouble ticket and inventory. Approximately $190,000 attributable to this order is included in second quarter sales, with the balance to be recognized over the subsequent three quarters as the installation requirements and associated services are provided.

     For the three months ended June 30, 2002, sales generated from service activities, which include training, installation, maintenance and customization, accounted for 56% total sales, and for the six months ended June 30, 2002, accounted for 59% of total sales. For the three and six months ended June 30, 2001, service activities accounted for 49% and 48% respectively, of total Company sales.

     Gross profit margins for the three and six months ended June 30, 2002 of $2,443,566 and $4,542,546, representing 80% of sales, compared with gross profit margins $2,779,645 and $5,558,265, representing 84% of sales for the three and six months ended June 30, 2001. The lower percentage gross margins reflect an increase in the amortization of development costs associated with eCAS, now being amortized and charged to cost of sales.

     Net engineering and development expenses increased 1% for the three months ended June 30, 2002, but decreased 3% for the six months ended June 30, 2002, from the respective three and six month periods ended June 30, 2001. The table below details gross engineering and developments costs, amounts capitalized and the resulting net engineering and development costs included in the Company’s Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2002 and 2001.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Gross engineering and development expense	$718,907	$1,064,695	$1,443,338	$2,263,933

Less: Development cost capitalized	(-)	(351,260)	(-)	(778,281)

Net engineering and development expense	$718,907	$713,435	$1,443,338	$1,485,652

     Selling, general and administrative expense of $2,048,781 incurred for the three months ended June 30, 2002, decreased 20% from $2,568,810 incurred for the three months ended June 30, 2001. For the six months ended June 30, 2002, selling, general, and administrative expense decreased 23% from $5,302,301 for the six months ended June 30, 2001 to $4,067,766. The reduction in expense incurred reflects a significant reduction in the Company’s employment level and the consolidation of certain functions undertaken as a result of the decline in the Company’s sales levels. As of June 30, 2002, the Company employs 115 full-time employees versus 148 full-time employees as of June 30, 2001.

Liquidity and Capital Resources

     Despite the net operating losses incurred for the three and six months ended June 30, 2002, total cash and investments of $1,323,074 have increased from $1,112,372 at March 31, 2002, and $1,250,787 at December 31, 2001. The cash and investment balances referenced above do not include the cash surrender value of company-owned life insurance policies of approximately $1.3 million available to fund operations should it become necessary. As of June 30, 2002, the Company remains free of debt and does not foresee the need to incur debt to support current operations.

     Accounts receivable have declined from the December 31, 2001 balance of $1,622,846, net of an allowance for doubtful accounts of $139,000 to $1,411,016, net of an allowance for doubtful accounts of $172,000 at June 30, 2002. There have been no significant write-offs of uncollectible accounts during the first six months of 2002.

     Net inventories have remained stable throughout the year and are valued at $150,606 at June 30, 2002, versus $155,159 at December 31, 2001. The Company expects no significant changes in inventory levels for the balance of the year.

     Prepaid expenses increased from $76,175 at December 31, 2001 to $295,733 at June 30, 2002. The increase reflects the renewal of several business insurance policies during the second quarter of 2002. The prepaid balance will decrease throughout the third and fourth quarters of 2002 as the associated insurance expense is recorded for the appropriate periods covered by the policies.

     The Company continues to monitor its capital expenditures closely. Through the first six months of 2002, the Company has made capital additions of $12,109. It is expected that the level of capital expenditures will increase during the second half of 2002 due to equipment upgrades required, primarily for engineering, development, and test equipment.

     The net value of software development costs capitalized has declined from $2,505,156 at December 31, 2001 to $2,047,605 at June 30, 2002, reflecting the amortization of $457,551 of previously capitalized development costs. There have been no development costs capitalized during the first six months of 2002.

     Total current liabilities of $5,237,919 at June 30, 2002, have increased 5% from the December 31, 2001 total of $4,991,391. The largest increases are accounts payable, which have increased $136,706 since December 31, 2001, accrued compensation, which has increased $69,005, and deferred revenues, which have increased $130,269. Deferred revenues, the largest single component of current liabilities, consist of services for which the Company has billed customers, but has not yet performed the service, and accordingly has not recorded the associated revenue as of June 30, 2002. These services typically include maintenance, training, installation, and consulting services.

     Total stockholders equity at June 30, 2002 is $713,954 versus $1,651,065 at December 31, 2001, primarily reflecting the net loss of $967,222 incurred for the first six months of 2002.

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

     Despite the operating loss incurred for the six months ended June 30, 2002, the Company generated an increase its cash position, and believes that at its current reduced operating expense levels, and access to the cash surrender value of current insurance policies, that sufficient resources are available to meet the Company’s financial obligations for the next twelve months.

New Accounting Pronouncements

     In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires that obligations associated with the retirement of a tangible long-lived asset be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair value. Upon initially recognizing a liability for an asset retirement obligation, an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The provisions of SFAS No. 143 will be required to be adopted by the Company in fiscal 2003. The Company does not currently believe adoption of this statement will have a material effect on its financial position or its results of operations.

     In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement supercedes SFAS No.121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” SFAS No. 144 addresses the accounting model for long-lived assets to be disposed of by sale and resulting implementation issues. This statement requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. It also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2001 and was adopted by the Company January 1, 2002. The Company does not believe the adoption of SFAS No. 144 will have a material effect on its financial position or its results of operations.

     In May 2002, the FASB No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 eliminates the requirement that gains and losses from the extinguishments of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. However, an entity is not prohibited from classifying such gains and losses as extraordinary items, so long as they meet the criteria outlined in Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS No. 145 also eliminates the inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transaction. This statement is effective for financial statements issued for fiscal years beginning after May 15, 2002. The Company will adopt SFAS No. 145 in the fiscal year beginning January 1, 2003 and has determined that adoption will not have a material effect on its financial position or its results of operations.

     In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard included lease terminations costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Previous accounting guidance was provided by EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 replaces EITF Issue No. 94-3. This statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The company will adopt SFAS No. 146 in the fiscal year beginning January 1, 2003.

PART II — OTHER INFORMATION

Item 6: Exhibits and Reports on Form 8-K

(1)	Registrant’s Condensed Consolidated Financial Statements for the three and six months ended June 30, 2002 and 2001 are set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.

(2)	Calculation of loss per share for the three and six months ended June 30, 2002 and 2001, as set forth as “Exhibit A”.

(3)	On June 4, 2002, the Company filed a report on Form 8-K with the Securities and Exchange Commission announcing that The Nasdaq Stock Market had denied the Company’s request for continued listing on the Nasdaq SmallCap Market. As a result, the Common Stock of the Company was delisted from the Nasdaq SmallCap Market with the opening of business on June 6, 2002. The Company had previously been notified by Nasdaq that they did not comply with the minimum net tangible assets or minimum stockholder equity requirement for continued listing set forth in Nasdaq Marketplace rule 4310 (c)(2)(b). The Company’s Common Stock will remain eligible for trading on the Nasdaq OTC Bulletin Board.

(4)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as set forth in “Exhibit B”.

(5)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as set forth in “Exhibit C”.

Exhibit A:

VERAMARK TECHNOLOGIES, INC.

Calculations of Earnings (Loss) per Share

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,

	2002	2001	2002	2001

Basic

Net Loss	$(334,093)	$(491,701)	$(967,222)	$(874,174)

Weighted Average Common Shares Outstanding	8,326,954	8,190,063	8,325,322	8,189,486

Loss Per Common Share	$(0.04)	$(0.06)	$(0.12)	$(0.11)

Diluted

Net Loss	$(334,093)	$(491,701)	$(967,222)	$(874,174)

Weighted Average Common Shares Outstanding	8,326,954	8,190,063	8,325,322	8,189,486

Additional Dilutive Effect of Stock Options and Warrants after Application of Treasury Stock Method	—	—	—	—

Weighted Average Common Shares Outstanding	8,326,954	8,190,063	8,325,322	8,189,486

Loss per Common Share and Common Equivalent Share	$(0.04)	$(0.06)	$(0.12)	$(0.11)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERAMARK TECHNOLOGIES, INC.

REGISTRANT

Date: August 12, 2002

/s/ David G. Mazzella

David G. Mazzella
President and CEO

Date: August 12, 2002

/s/ Ronald C. Lundy

Ronald C. Lundy
Treasurer (Chief Accounting Officer)

Exhibit B

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Veramark Technologies, Inc., (the Company) on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, David G. Mazzella, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ David G. Mazzella

David G. Mazzella
President, Chief Executive Officer
August 12, 2002

Exhibit C

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Veramark Technologies, Inc., (the Company) on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Ronald C. Lundy, Treasurer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(3)	The Report fully complies with the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934; and

(4)	The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Ronald C. Lundy

Ronald C. Lundy
Treasurer
August 12, 2002