Form 10-Q
period 2002-09-30
VERAMARK TECHNOLOGIES INC
filed 2002-11-13
CIK 747605

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Quarterly Report Under Section 13 or 15 (d)
of the Securities Exchange Act of 1934

For Quarter Ended September 30, 2002

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

Yes      X        No

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of September 30, 2002

Common stock, par value $.10	8,360,825 shares

This report consists of 21 pages

INDEX

		Page

PART I FINANCIAL INFORMATION

Item 1	Financial Statements

	Condensed Consolidated Balance Sheets - September 30, 2002 and December 31, 2001	3 - 4

	Condensed Consolidated Statements of Operations - Three and Nine Months Ended September 30, 2002 and 2001	5

	Condensed Consolidated Statements of Cash Flows - Nine Months Ended September 30, 2002 and 2001	6

	Notes To Condensed Consolidated Financial Statements	7 - 9

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10 - 14

Item 4	Controls and Procedures	14

PART II OTHER INFORMATION

Item 6	Exhibits and Reports on Form 8-K	15 - 21

PART I — FINANCIAL INFORMATION

VERAMARK TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2002	2001

	(Unaudited)
ASSETS

CURRENT ASSETS:

Cash and Cash Equivalents	$642,141	$633,138

Investments	946,935	617,649

Accounts Receivable, trade (net of allowance for doubtful accounts of $185,000 and $139,000, respectively)	1,389,754	1,622,846

Inventories , net	138,104	155,159

Prepaid Expenses	334,682	76,175

Total Current Assets	3,451,616	3,104,967

PROPERTY AND EQUIPMENT

Cost	6,663,985	6,660,276

Less Accumulated Depreciation	(5,318,314)	(4,911,570)

Property and Equipment (Net)	1,345,671	1,748,706

OTHER ASSETS:

Software Development Costs (net of accumulated amortization of $2,756,678 and $2,070,351, respectively)	1,818,829	2,505,156

Pension Assets	2,119,274	2,119,274

Deposits and Other Assets	759,706	659,563

Total Other Assets	4,697,809	5,283,993

TOTAL ASSETS	$9,495,096	$10,137,666

See notes to Condensed Consolidated Financial Statements.

VERAMARK TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2002	2001

	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Accounts Payable	$238,538	$190,783

Accrued Compensation and Related Taxes	1,997,708	1,710,169

Deferred Revenue	3,347,183	2,839,332

Capital Lease Obligation — Current	16,837	15,429

Other Accrued Liabilities	171,983	235,678

Total Current Liabilities	5,772,249	4,991,391

Long Term Portion of Capital Leases	11,924	25,171

Pension Obligation	3,624,775	3,470,039

Total Liabilities	9,408,948	8,486,601

STOCKHOLDERS’ EQUITY:

Common Stock, par value $.10; shares authorized, 40,000,000; shares issued and outstanding, 8,441,050 and 8,403,914, respectively	844,105	840,391

Additional Paid-in Capital	20,278,716	20,263,490

Retained Deficit	(20,563,087)	(18,968,059)

Treasury Stock (80,225 shares, at cost)	(385,757)	(385,757)

Note Receivable for Common Stock	(87,829)	(99,000)

Total Stockholders’ Equity	86,148	1,651,065

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,495,096	$10,137,666

See notes to Condensed Consolidated Financial Statements.

VERAMARK TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

	(Unaudited)		(Unaudited)
NET SALES

Product Sales	$1,024,305	$1,359,166	$3,350,351	$4,772,464

Service Sales	1,648,324	1,644,272	5,029,223	4,853,008

Total Net Sales	2,672,629	3,003,438	8,379,574	9,625,472

COSTS AND OPERATING EXPENSES:

Cost of Sales	557,569	538,815	1,721,968	1,602,584

Engineering and Software Development	726,747	601,020	2,170,085	2,086,672

Selling, General and Administrative	2,020,180	2,331,240	6,087,946	7,633,541

Total Costs and Operating Expenses	3,304,496	3,471,075	9,979,999	11,322,797

LOSS FROM OPERATIONS	(631,867)	(467,637)	(1,600,425)	(1,697,325)

NET INTEREST INCOME	4,061	24,419	5,397	64,257

OTHER INCOME (NOTE 4)	—	—	—	315,676

LOSS BEFORE INCOME TAXES	(627,806)	(443,218)	(1,595,028)	(1,317,392)

INCOME TAXES	—	—	—	—

NET LOSS	$(627,806)	$(443,218)	$(1,595,028)	$(1,317,392)

NET LOSS PER SHARE

Basic	$(0.07)	$(0.05)	$(0.19)	$(0.16)

Diluted	$(0.07)	$(0.05)	$(0.19)	$(0.16)

See notes to Condensed Consolidated Financial Statements.

VERAMARK TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2002	2001

OPERATING ACTIVITIES:

Net loss	$(1,595,028)	$(1,317,392)

Adjustments to reconcile net loss to net cash provided (used) by operating activities

Depreciation and amortization	1,116,878	998,310

Provision for losses on accounts receivable	52,500	22,500

Provision for inventory obsolescence	25,750	18,750

Loss on disposal of fixed assets	18	5,289

Gain on sale of VeraBill	—	(315,676)

Repayment of note receivable	11,171	—

Changes in assets and liabilities

Accounts receivable	180,592	277,658

Inventories	(8,695)	119,487

Prepaid expenses	(258,507)	(129,399)

Deposits and other assets	(100,143)	121,123

Accounts payable	47,755	(38,212)

Accrued compensation and related taxes	287,539	282,707

Deferred revenue	507,851	(241,445)

Other accrued liabilities	(63,695)	(12,465)

Pension obligation	154,736	206,805

Net adjustments	1,953,750	1,315,432

Net cash flows provided (used) by operating activities	358,722	(1,960)

INVESTING ACTIVITIES:

Net Purchase of investments	(329,286)	143,807

Additions to property and equipment	(27,534)	(9,824)

Capitalized software development costs	—	(1,161,888)

Proceeds from sale of VeraBill, net of selling expenses	—	941,000

Net cash flows used by investing activities:	(356,820)	(86,905)

FINANCING ACTIVITIES:

Repayment of capital lease obligation	(11,839)	(10,204)

Employee Stock Purchase Plan	18,940	64,190

Net cash flows provided by financing activities:	7,101	53,986

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9,003	(34,879)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	633,138	1,072,421

CASH AND CASH EQUIVALENTS, END OF PERIOD	$642,141	$1,037,542

See notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1)    GENERAL

     The accompanying unaudited condensed consolidated financial statements include all adjustments of a normal and recurring nature which, in the opinion of Company’s management, are necessary to present fairly the Company’s financial position as of September 30, 2002 and the results of its operations and cash flows for the three and nine months ended September 30, 2002 and 2001.

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

     The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year’s operation.

(2)	INVENTORIES, NET

The composition of inventories at September 30, 2002 and December 31, 2001 was as follows:

	September 30,	December 31,
	2002	2001

Purchased parts and components	$97,977	$119,107

Work in process	33,485	32,394

Finished goods	6,642	3,658

	$138,104	$155,159

(3)	PROPERTY AND EQUIPMENT

The major classifications of property and equipment at September 30, 2002, and December 31, 2001 were:

	September 30,	December 31,
	2002	2001

Machinery and equipment	$787,131	$795,098

Computer hardware and software	2,725,296	2,706,067

Furniture and fixtures	1,768,999	1,776,552

Leasehold improvements	1,382,559	1,382,559

	$6,663,985	$6,660,276

(4)	On March 26, 2001, the Company completed the sale of VeraBill, its billing and customer care product line, to MIND CTI Ltd. of Yokneam, Israel. The net proceeds from the sale were $941,000, representing cash received at closing of $1,000,000, less transaction related fees and expenses of $59,000. After all fees, expenses, and the write-off of remaining capitalized software associated with the VeraBill product line, the Company recognized a net gain on the transaction of $315,676.

(5)	NEW ACCOUNTING PRONOUNCEMENTS

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

In May 2002, the FASB No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 eliminates the requirement that gains and losses from the extinguishments of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. However, an entity is not prohibited from classifying such gains and losses as extraordinary items, so long as they meet the criteria outlined in Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS No. 145 also eliminates the inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transaction. This statement is effective for financial statements issued for fiscal years beginning after May 15, 2002. The Company will adopt SFAS No. 145 in the fiscal year beginning

January 1, 2003 and has determined that adoption will not have a material effect on its financial position or its results of operations.

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

Results of Operations

     Sales of $2,672,629 for the three months ended September 30, 2002 declined from sales of $3,003,438 for the three months ended September 30, 2001. For the nine months ended September 30, 2002, sales were $8,379,574 as compared to sales of $9,625,472 for the same nine month period of 2001

     The Company incurred a net loss of $627,806, or $0.07 per diluted share, for the three months ended September 30, 2002. For the nine months ended September 30, 2002, the Company has incurred a net loss of $1,595,028, or $0.19 per diluted share. For the three and nine months ended September 30, 2001, net losses totaled $443,218, or $0.05 per diluted share and $1,317,392, or $0.16 per diluted share, respectively. Results for 2001 included a gain of $315,676 for the sale of the Company’s former billing and customer care product line, Verabill, completed in March of 2001.

     Continuing a trend established in the first and second quarters of 2002, the Company continues to experience growth in sales of core call accounting products and services from prior year levels, but has seen these gains offset by a decrease in the sale of its enterprise level products.

     For the three and nine months ended September 30, 2002, the Company realized increases of 15% and 14%, respectively, in sales of core call accounting products and services from the same periods of 2001. The increased sales are attributable to the Company’s eCAS product, a web-based call accounting platform. The release of eCAS in mid October of 2001, has allowed the Company access to several new channels of distribution, as well as the ability to broaden its appeal with existing customers and distribution channels. Sales of call accounting products and services has accounted for 54% of the Company’s sales for the nine months ended September 30, 2002, versus 41% of Company sales for the nine months ended September 30, 2001.

     Sales of enterprise products, which consist of the Company’s Quantum Series and DNT product lines, continue to produce sales below 2001 levels. For the three months ended September 30, 2002, sales of enterprise products decreased 24% from the third quarter of 2001, and for the nine months ended September 30, 2002, sales of enterprise products have declined 27%, as compared to the same period of 2001. Enterprise level products continue to be adversely impacted by customers delaying major capital projects in response to current economic conditions.

     During the last week of the quarter, the Company received an order from Washington State University, valued at approximately $200,000, for several Quantum Series modules, including Call-Master™, Phone-Bill™ and Cable Master™. Installation of this order is currently scheduled for the fourth quarter of 2002. No revenue from this order was recognized during the third quarter of 2002.

     Sales generated from service activities, which include training, installation, maintenance and customization, accounted for 62% of sales for the three months ended September 30, 2002 and 60% of sales for the nine months ended September 30, 2002. For the same three and nine month periods of 2001, services accounted for 55% and 50% of sales, respectively.

     Gross profit margins for the three and nine months ended September 30, 2002, of $2,115,060 and $6,657,606, both representing 79% of sales, compare with gross profit margins of $2,464,623 and $8,022,888, representing 82% and 83% of sales, respectively, for the three and nine months ended September 30, 2001. The lower percentage margins reflect increased amortization costs associated with the development of eCAS, now being amortized and charged to cost of sales.

     Engineering and development costs, net of capitalized costs, of $726,747 and $2,170,085 for the three and nine months ended September 30, 2002 respectively, increased by 21% and 4%, respectively, from the same three and nine months periods of 2001. Gross expenditures for engineering and development expenses however, were reduced by 26% and 33% from prior year levels. The chart below summarizes gross and net engineering and development costs, amounts capitalized, and the resulting net engineering and development costs included in the Company’s consolidated Statement of Operations for the three and nine months ended September 30, 2002 and 2001.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Gross engineering and development expense	$726,747	$984,627	$2,170,085	$3,248,560

Less: Development cost capitalized	(-)	(383,607)	(-)	(1,161,888)

Net engineering and development expense	$726,747	$601,020	$2,170,085	$2,086,672

All of the development costs capitalized in 2001 were associated with the Company’s development of the eCAS product line.

     The company has continued to significantly reduce its expenditures for selling, general, and administrative functions during 2002, as compared with 2001 levels. For the three months ended September 30, 2002, selling, general, and administrative costs of $2,020,180 were 13% below the costs of $2,331,240, incurred for the same quarter of 2001. For the nine months ended September 30, 2002, selling, general, and administrative cots of $6,087,946 have been reduced by 20% from total costs of $7,633,541 for the same nine month period of 2001. The cost reductions are primarily due to headcount reductions undertaken during the second half of 2001 and the first half of 2002. As of September 30, 2002, the Company’ employment level was 111 employees, versus 139 employees at September 30, 2001.

     The Company continues to carefully monitor its operating expenses in an effort to keep expenses in line with expected future revenues.

Liquidity and Capital Resources

     Despite the net operating losses incurred throughout 2002, the Company continues to generate positive cash flows. As of September 30, 2002, the Company’s total cash position, which includes cash on hand plus short-term investments, was $1,589,076. This represents positive cash flows of $266,002 from the June 30, 2002 total cash position of $1,323,074, and $338,289 from the cash position of $1,250,787 at December 31, 2001. The cash and investment positions noted above, do not include the cash surrender value of company-owned life insurance policies of approximately $1,400,000 available to fund operations, should it become necessary. As of September 30, 2002, the Company remains free of debt and does not foresee the need to incur debt to support current operations.

     Accounts receivable as September 30, 2002, are $1,389,754, net of an allowance for doubtful accounts of $185,000. This compares with accounts receivable of $1,622,846, net of an allowance for doubtful accounts of $139,000 at December 31, 2001. There have been no significant write-offs of uncollectible accounts during the first nine months of 2002.

     Net inventories of $138,104 at September 30, 2002 are down from $155,159 at December 31, 2001. The Company expects that inventory will continue to decrease in future quarters, as sales of products containing a hardware component continue to be phased out.

     The Company continues to monitor capital equipment expenditures carefully. For the first nine months of 2002, capital spending totals $27,534, most of which has been invested in upgrades to software development tools and equipment.

     The net value of development costs capitalized at September 30, 2002 is $1,818,829, down from $2,505,156 at December 31, 2001, reflecting $686,327 of previously capitalized costs being amortized and charged to cost of sales during 2002. There have been no development costs capitalized in 2002, nor are any expected to be capitalized through the balance of 2002.

     The total current liabilities at September 30, 2002 are $5,772,249 versus $4,991,391 at December 31, 2001, an increase of 16%. It should be noted however, that the largest increase in current liabilities has occurred in deferred revenues, which has increased from $2,839,332 at December 31, 2001 to $3,347,183 at September 30, 2002. Deferred revenues consist of services for which the company has billed customers, but has not yet performed the service, and accordingly has not recorded the associated revenue as of September 30, 2002, and essentially, represents backlog to the company. These services typically include maintenance, training, installation and consulting services. Substantially all of the current deferred revenue balance will be recorded as sales revenue over the ensuing twelve months.

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

     While the Company has continued to incur operating losses through the first three quarters of 2002, the Company feels that given its increasing cash resources, reduced operating expense levels, and the access to cash surrender values of current insurance policies, that more than adequate financial resources are available to meet all financial obligations for the next twelve months.

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

     In May 2002, the FASB No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 eliminates the requirement that gains and losses from the extinguishments of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. However, an entity is not prohibited from classifying such gains and losses as extraordinary items, so long as they meet the criteria outlined in Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS No. 145 also eliminates the inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transaction. This statement is effective for financial statements issued for fiscal years beginning after May 15, 2002. The Company will adopt SFAS No. 145 in the fiscal year beginning January 1, 2003 and has determined that adoption will not have a material effect on its financial position or its results of operations.

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

Item 4 Controls and Procedures

(a)	Evaluation of disclosure controls and procedures. Based on their evaluation as of a date within 90 days of the filing date of this report, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in rules 13A-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the Exchange Act) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and exchange Commission rules and forms.

(b)	Changes in internal controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

PART II — OTHER INFORMATION

Item 6:    Exhibits and Reports on Form 8-K

(1)	Registrant’s Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2002 and 2001 are set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.

(2)	Calculation of loss per share for the three and nine months ended September 30, 2002 and 2001, as set forth as “Exhibit A”.

(3)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as set forth in “Exhibit B”.

(4)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as set forth in “Exhibit C”.

CERTIFICATIONS

I, David G. Mazzella, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Veramark Technologies, Inc.

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	By: /s/ David G. Mazzella David G. Mazzella, Chairman and Chief Executive Officer

I, Ronald C. Lundy, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Veramark Technologies, Inc.

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	By: /s/ Ronald C. Lundy Ronald C. Lundy, Treasurer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERAMARK TECHNOLOGIES, INC.

REGISTRANT

Date: November 12, 2002

/s/ David G. Mazzella David G. Mazzella President and CEO

Date: November 12, 2002

/s/ Ronald C. Lundy Ronald C. Lundy Treasurer (Chief Accounting Officer)

Exhibit A

VERAMARK TECHNOLOGIES, INC.

Calculations of Earnings (Loss) Per Share

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Basic

Net Loss	$(627,806)	$(443,218)	$(1,595,028)	$(1,317,392)

Weighted Average Common Shares Outstanding	8,360,825	8,293,966	8,337,156	8,224,313

Loss Per Common Share	$(0.07)	$(0.05)	$(0.19)	$(0.16)

Diluted

Net Loss	$(627,806)	$(443,218)	$(1,595,028)	$(1,317,392)

Weighted Average Common Shares Outstanding	8,360,825	8,293,966	8,337,156	8,224,313

Additional Dilutive Effect of Stock Options and

Warrants after Application of Treasury Stock Method	—	—	—	—

Weighted Average Common Shares Outstanding	8,360,825	8,293,966	8,337,156	8,224,313

Loss per Common Share and Common Equivalent Share	$(0.07)	$(0.05)	$(0.19)	$(0.16)

Exhibit B

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Veramark Technologies, Inc., (the Company) on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, David G. Mazzella, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ David G. Mazzella

David G. Mazzella
President, Chief Executive Officer
November 12, 2002

Exhibit C

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Veramark Technologies, Inc., (the Company) on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Ronald C. Lundy, Treasurer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(3)	The Report fully complies with the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934; and

(4)	The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Ronald C. Lundy

Ronald C. Lundy
Treasurer
November 12, 2002