Form 10-K
period 2002-12-31
VERAMARK TECHNOLOGIES INC
filed 2003-03-28
CIK 747605

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2002

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

Securities to be registered pursuant to Section 12(b) of the Act : NONE

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.10 Par Value

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES    X    NO

Indicate by check mark whether the Registrant is an accelerated filer (as defined by Rule 12b-2 of the Act). YES           NO    X

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 28, 2003 was $3,159,654.

     The number of shares of Common Stock, $.10 par value, outstanding on February 28, 2003, was 8,390,734.

DOCUMENTS INCORPORATED BY REFERENCE

PART I	-		None

PART II	-		None

PART III	-	Item 9	Form 8-K filed on November 21, 2002 reporting change in Registrant’s certifying accountant.

		Item 10	Portions of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held May 15, 2003, under the headings “Election of Directors” and “Section 16 (a) Beneficial Ownership Reporting Compliance.”

		Item 11	Portions of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held May 15, 2003, under the heading “Executive Compensation.”

		Item 12	The tables contained in portions of the information under the heading of “Election of Directors” of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held May 15, 2003.

		Item 13	Portions of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held May 15,2003, under the heading “Certain Relationships and Related Transactions.”

PART I

Item 1 Business

     Veramark Technologies, Inc. (the “Company” or “Veramark”) was incorporated originally under the name MOSCOM Corporation, in New York in January 1983 and reincorporated in Delaware in 1984. The Company’s name was changed to Veramark Technologies, Inc. on June 15, 1998. The Company merged with the privately-owned Angeles Group, Inc. on January 7, 2000.

     Veramark produces a broad range of telecommunications cost management systems for users of IP-based and circuit-switched private branch exchange (PBX) networks. These products utilize industry standard databases and dynamic reports to reduce telephone usage costs, identify equipment locations and maintenance status, and eliminate telecom fraud. Veramark’s products consist primarily of web-based software applications run on personal computers or servers that use Microsoft Windows NT/Windows 2000 operating systems and Microsoft SQL Server database management. Target end user customers range from small businesses with 20 employees to the largest organizations in industry, government, finance, and health care encompassing hundreds of locations with over 100,000 employees.

     Veramark is one of the world’s leading producers of call accounting systems and has sold, since its incorporation, approximately 96,000 of these systems, and related products, to customers in more than 80 countries. Veramark’s call accounting systems are sold through leading manufacturers and resellers of telephone systems including Avaya, Exp@Nets, SBC, Siemens, ScanSource, VodaOne, Jenne Communications, Badger Communications, Sprint/North Supply, and Graybar.

     In addition to call management, Veramark’s enterprise telemanagement systems provide cable management, inventory management, and work order management. Due to their higher levels of complexity and cost, these more comprehensive systems are primarily sold to end-users on a direct basis.

Products and Services

Call Accounting

     Veramark’s primary products are call accounting systems, which connect to business telephone systems (PBXs, Key Systems, etc...) to collect, store, and rate information on every telephone call made or received.

     Call accounting systems give businesses easy access to complete information on telephone usage including the dialed or incoming telephone number, calling or receiving extension, call duration, time of day, destination, trunk used, and cost of each call. All of Veramark’s call accounting products provide this essential information in graphical, summary and detailed report formats, without monitoring actual phone conversations.

     The primary appeal of call accounting systems is that clients save an average of 10% — 30% through heightened awareness and proactive management. As a result, the cost of a call accounting system can generally be recovered in less than one year through direct expense reduction.

     Call accounting systems are purchased and used for many other valuable reasons including:

•	Traffic analysis to determine an optimal number of trunks and best long distance carrier configurations;
•	Allocating telephone expense to specific cost centers or clients based on actual use;
•	Producing revenues by reselling phone services to clients;
•	Detecting fraudulent use of the phone system by hackers and unauthorized use of company phones for personal calls or 900 numbers;
•	Improving business security through alarms and reports that identify called parties or incoming calls that can threaten employees or the entire organization (e.g. bomb threats) and
•	Evaluating employee productivity.

     Veramark’s eCAS™ Web-based Call Accounting product was released in October 2001 and was the first and only totally web-based system in the market. The eCAS™ system is being sold in the U.S. market currently, with development planned for the international marketplace in 2003. The eCAS™ software is installed on the client’s network and accessed entirely through a standard Internet browser, such as Microsoft Internet Explorer or Netscape Navigator. This architecture allows clients to administer the system from virtually anywhere without the added cost and inconvenience of additional client software. The eCAS™ system’s high-performance reporting engine delivers all reports electronically to the Internet browser allowing the user to readily view and manipulate the information, which makes the data more useful for understanding cost, usage, security, and productivity trends. Like its predecessor, Emerald XP™, the eCAS™ system collects and processes call records from up to 100 different remote locations and can be deployed in business environments that range from 20 to 20,000 extensions. Avaya, their distributors, and resellers sell a private label version of the eCAS™ system.

     Since its release in 1999, Emerald XP™ software has been sold in the United States, Europe and South America. It supports worldwide call rating, all world currencies, date schemes, privacy policies and general business environments ranging in size from 25 to 20,000 telephone extensions. The Emerald XP™ system is able to collect and process data from up to 100 different remote telephone switches (PBX’s) from one central location. In 2002, with general availability of the eCAS™ system, Veramark discontinued sale of the Emerald XP™ in the North American market. Internationally, however, Emerald XP™ product is still sold through reseller partners.

     Clients with multiple locations use Veramark’s Pollable Storage Unit (PSU). It is a solid-state device that collects data from PBXs/Key Systems and stores it until polled by a central eCAS™ or Emerald XP™ system. Veramark’s Service Bureau clients also use these devices extensively.

     Veramark’s UNIX-based call accounting software products are marketed exclusively by Avaya, and Avaya dealers, as an integrated solution with Avaya’s smaller telephone systems and application processors.

     PBX fraud detection systems address a problem that is estimated to exceed $1 billion annually – the theft of telephone service through PBX “hacking” and employee abuse. All of Veramark’s call accounting systems allow businesses to detect potential fraud/abuse through the use of dynamic user-defined criteria that when met or exceeded result in an email alarm. Upon receipt of a fraud alarm, the business can take corrective action to minimize loss. Through use of these products, businesses receive 24-hour protection against fraud.

Quantum Series ™

     The target market for Veramark’s Quantum Series™ product is Fortune 1000 companies and comparably sized organizations in health care, utilities, financial services and government sectors. This flexible and highly modular telemanagement system employs a central directory system and relational database that features user definable database views and customized reports. The suite offers a wide variety of billing and facilities management tools that can be used standalone or combined, thereby allowing clients to customize a solution to their specific business needs. The suite includes:

•	Personnel Directory links each module to the person who “owns” the part or circuit and associates proper cost allocation to the department. It can maintain personal information as well as pictures. An optional Directory Assistance module, assists phone operators, security, reception or the mail room in rapidly locating employees and services.

•	Call-Master is a high-performance call accounting module that tracks telephone usage and detects telecommunications fraud/abuse. Of particular interest is the ability to combine data collected from PBXs with data gathered from Carriers or other third parties, using a customized Vendor Data Interface, to be able to capture and track detailed call records directly from vendor bills (from cellular phones, credit card calls and private lines). Typical clients process up to 20 million calls per month collected from upwards of 50 different locations.

•	Phone Bill Management automates the electronic receipt of bills from local and long distance service providers, merges these billing statements and translates them into an easily-understandable statement of external network charges. The benefit of phone bill management is measurable cost savings through detection of billing errors.

•	Consolidated Billing provides internal network users and clients with a consolidated bill for network usage, trunk charges, special charges, taxes and other recurring and non-recurring network services. Clients can customize the format of internally generated bills and provide interfaces to General Ledger and Accounts Payable systems.

•	Inventory Management manages the allocation and maintenance of telephones, LAN equipment, videoconferencing systems and other voice, data and imaging apparatus, along with related warranty cost and vendor information.

•	Cable-Master manages network connections, tracks circuits and network connectivity throughout a building or campus and determines who is affected by a cable break or failure of network resources. The AutoCAD and Visio interfaces map network circuit connections to existing facilities drawings and provides routing options for new cables.

•	Work Order/Trouble Ticket accelerates the provisioning of network service changes, improves the accuracy of requests for moves, adds and changes (MACs) and quickly routes trouble reports to the appropriate network technicians.

Service Bureau Solutions

     For companies that recognize the benefits of telemanagement, but lack the means or desire to utilize internal staff and equipment to perform it, Veramark’s Service Bureau provides completely outsourced or partially outsourced applications solutions provider (ASP) models. Using the same telemanagement tools developed by Veramark for licensed software customers, Veramark can remotely poll, process and report on telecommunications activity and data, then provide comprehensive reports and analysis in a variety of formats. Service Bureau customers can access their data remotely and securely by Internet login, email, fax, or CD-ROM. Service Bureau customers generally sign multi-year contracts and pay for services monthly based on the number of call records processed.

Professional Services and Maintenance

     To varying degrees all of the Company’s products offer an opportunity to provide professional services to customers on a fee basis. These sales typically include installation, implementation and training services; and often include software customization and data conversion services. The vast majority of active users of Veramark’s products pay an annual maintenance fee, which entitles the user to post warranty support via telephone or modem, and new software service pack releases. Annual fees for maintenance range from 15-30% of the original software license fee, depending upon the hours and priority of support and whether a distributor plays an intermediary support role.

Marketing and Sales

     Veramark’s marketing and sales personnel are located at its headquarters in Pittsford, New York and 7 locations throughout the United States.

     Veramark’s marketing and distribution strategy is founded on building mutually beneficial relationships with companies with established distribution networks. The nature of the relationship varies depending on the product and market. For some, Veramark develops and manufactures customized products under a private label while others resell Veramark’s products.

     Veramark’s marketing strategy is focused upon telephone switch vendors, equipment and system resellers, system integrators, consultants, and providers of telephone services. A partial listing of companies private labeling or reselling Veramark products follows:

     Telecommunications Equipment Manufacturers

•	Avaya
•	Siemens

     Distributors

•	Badger Communications
•	Exp@nets
•	Graybar
•	Jenne Communications
•	Scansource
•	Voda One
•	Solitaire Communications, Ltd.
•	Sprint/North Supply

     Telephone Service Providers

•	SBC
•	AT&T

New Product Development

     Veramark is currently pursuing several opportunities to expand its telemanagement lines and to offer products for related markets.

     Software development costs, meeting recoverability tests, are capitalized in accordance with Statement of Financial Accounting Standards No. 86 when technological feasibility has been established for the software. The costs capitalized are amortized on a product-by-product basis over its estimated life, or the ratio of current revenues to current and anticipated revenues from such software, whichever provides the greater amortization. The Company periodically records adjustments to write down certain capitalized costs to their net realizable value.

Backlog

     At December 31, 2002, Veramark had a backlog of $3,507,426, all of which is expected to be recognized as revenue during 2003. Backlog as of December 31, 2001 was $2,084,791. Backlog is not deemed to be a material indicator of 2003 revenues.

     The Company’s policy is to recognize orders only upon receipt of firm purchase orders.

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

     With respect to all of Veramark’s products, some competing firms have greater name recognition and more financial, marketing and technological resources than Veramark. Competition in the industry is based on price, product performance, breadth of product line and customer service. Veramark believes its products are priced competitively based upon their performance and functionality. However, Veramark does not strive to be consistently the lowest priced supplier in its markets. Historically, prices for application software have declined rapidly in the face of competition. Increased competition for the Company’s software products could adversely affect the Company’s sales volume and profits.

Manufacturing

     Veramark assembles its products from components purchased from a large variety of suppliers. Wherever feasible, the Company secures multiple sources.

     Veramark offers warranty coverage on all its products for 90 days or one year on parts and 90 days on labor. Customer support services are offered at the Pittsford, New York and Westlake Village, California facilities.

Employees

     As of December 31, 2002, Veramark employed 101 full-time personnel. Veramark’s employees are not represented by any labor unions.

Item 2 Properties

     The Company’s principal administrative office and manufacturing facility is located in a one-story building in Pittsford, New York. Veramark presently leases approximately 65,000 square feet of the building, of which approximately 8,600 square feet is currently sub-let. The term of the lease expires on October 31, 2007.

     The Company also occupies 9,453 square feet of a building in Westlake Village, California, pursuant to a lease that expires on February 28, 2004.

Item 3 Legal Proceedings

     There are no material pending legal proceedings to which the Company is a party or of which any of its property is the subject.

Item 4 Submission of Matters to a Vote of Security Holders

     None.

PART II

Item 5 Market for the Registrant’s Common Stock and Related Stockholder Matters

     Veramark Common Stock, $0.10 par value, is traded on the Over The Counter Bulletin Board (OTCBB) (symbol: VERA.OB). As of the opening of business on June 3, 2002, the Company’s Common Stock was no longer listed on the NASDAQ Small Cap Market. The following quotations are furnished by NASDAQ for the periods indicated. The quotations reflect inter-dealer prices that do not include retail markups, markdowns or commissions and may not represent actual transactions.

Quarters Ended

	March 31		June 30		September 30		December 31

	High	Low	High	Low	High	Low	High	Low

2002	$0.90	$0.65	$0.85	$0.50	$0.70	$0.38	$0.65	$0.23
2001	$2.13	$0.69	$1.84	$0.63	$1.30	$0.51	$0.96	$0.42

As of February 28, 2003, there were 574 holders of record of the Company’s Common Stock and approximately 2,475 additional beneficial holders.

The Company last paid a dividend on common stock in January 1996. No dividend is planned for 2003.

Item 6 Selected Financial Data

	Year Ended December 31,

	2002	2001	2000	1999	1998

Net Sales	$11,141,507	$12,512,690	$16,525,357	$29,396,688	$22,329,113
Net Income (Loss)	$(2,008,443)	$(1,802,457)	$(6,858,645))	$2,398,586	$1,989,005
Net Income (Loss) per Diluted Share	$(0.24)	$(0.22)	$(0.85)	$0.27	$0.24
Weighted Average Diluted Shares Outstanding	8,343,155	8,242,615	8,079,281	8,800,662	8,272,609
Total Assets	$8,846,712	$10,148,837	$11,859,330	$21,289,282	$17,522,034
Long Term Obligations	$3,632,400	$3,495,210	$3,373,399	$4,254,483	$3,982,847

Item 7 Management’s Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

2002 Compared with 2001

     Sales for the quarter ended December 31, 2002 were $2,761,933 as compared to $2,887,218 for the quarter ended December 31, 2001. For the year ended December 31, 2002, the Company’s sales were $11,141,507 versus $12,512,690 for the year ended December 31, 2001.

     For the quarter ended December 31, 2002, the Company incurred a net loss of $413,415 or $0.05 per diluted share, an improvement of $71,650 from the net loss of $485,065, or $0.06 per diluted share for the same quarter of 2001. For the twelve months ended December 31, 2002, the net loss incurred was $2,008,443, or $0.24 per diluted share as compared with a net loss of $1,802,457, or $0.22 per diluted share, for the twelve months ended December 31, 2001. Results for 2001 included a one-time gain of $315,676 recognized on the sale of the Company’s former billing and customer care product line.

     Results for the fourth quarter of 2002 continued the pattern seen throughout 2002. Impressive gains in the sales of core call accounting products, being offset by a decline in the sales of larger enterprise level product offerings. For the fourth quarter ended December 31, 2002 sales of call accounting products and services increased by 21% from the sales levels achieved for the fourth quarter of 2001, and for the full year ended December 31, 2002 sales of call accounting products and services increased 16% from the prior year. The increased sales (with over 1,500 systems sold to mostly new customers) demonstrate the wide acceptance of the Company’s eCAS™ product launched in late 2001. The eCAS™ product has allowed the Company to broaden its channels of distribution as well as increase sales to existing channels and direct end-user customers. To the Company’s knowledge, eCAS™ remains as the only completely web-based solution available in the market today.

     Sales of the Company’s Quantum Series™ of products, marketed to Fortune 1000 companies, decreased 25% and 23% for the three and twelve month periods ended December 31, 2002, as compared to the same three and twelve months periods of 2001. The decline in sales of enterprise level products continues to be impacted by the ongoing economic recession, particularly in the telecom sector. Customers continue to hold back on their capital spending and continue to delay upgrades to their systems whenever and wherever possible.

     While still relatively modest in terms of current revenues, the Company continues to promote its capability to provide outsourced telemanagement solutions to those that recognize the benefits of telemanagement, but lack the means or desire to utilize internal staff or equipment to perform it. Using the same telemanagement tools developed for software customers, the Company can remotely poll, process, and report on telecommunications activity and data. Service Bureau customers can access standard, as well as customized, reports by e-mail, fax, web or CD-ROM. Customers typically sign multi-year contracts and pay for services monthly, based on the number of call records processed. In late December 2002, the Company signed a two-year agreement with Fleet National Bank to provide a number of call accounting services and related processing services for use in its operations. Fleet Bank joins a client list that includes Prudential Insurance, Travelers Insurance and Equistar. For the year ended December 31, 2002, service bureau revenues accounted for 4% of total sales.

     The Company continues to generate an increasingly larger percentage of its sales from a variety of service and support activities. These activities include installation, training, customization and consulting services, as well as maintenance and support. For the year ended December 31, 2002, service and support activities accounted for 60% of total sales, as compared with 52% of total sales for the year ended December 31, 2001.

     The gross profit margin for the quarter ended December 31, 2002, was $2,187,474 or 79% of sales, as compared to a gross profit margin of $2,322,887, representing 80% for the quarter ended December 31, 2001. For the year ended December 31, 2002, the gross profit margin of $8,845,080 or 79% compared with a gross profit margin of $10,345,775, or 83% for the year ended December 31, 2001. The decline in profit margins as a percentage of sales reflect higher amortization costs in 2002 versus those recognized in 2001, the result of amortizing previously capitalized costs associated with the development of the eCAS™ product.

     Net engineering and software development expenses for the twelve months ended December 31, 2002, of $2,868,188 represents a decrease of 3% from the net engineering and software development expenses of $2,946,350 incurred for the twelve months ended December 31, 2001. However, as the below table highlights, gross expenditures for engineering and software development expenses for 2002, were reduced by 30% from the prior year level of $4,108,238.

	2002	2001

Gross Expenditures for Engineering and
Software Development	$2,868,188	$4,108,238
Less: Software Development Costs Capitalized	—	(1,161,888)

Net Expenditures for Engineering and Software Development	2,868,188	2,946,350
Plus: Software Development Costs Amortized and Charged to Cost of Sales	915,102	605,460

Total Expense Recognized	$3,783,290	$3,551,810

     Selling, general and administrative expenses of $8,002,936 for the twelve months ended December 31, 2002, were reduced 16% from the spending incurred for the twelve months ended December 31, 2001 of $9,587,099. A breakdown of expenses by functional area for the years ended December 31, 2002 and 2001 follows:

	2002	2001

Marketing/Product Management	$760,359	$962,593
Sales	2,398,276	3,063,533
Sales Support and Service	2,583,116	3,214,953
Administration	2,261,185	2,346,020

	$8,002,936	$9,587,099

     The Company continues to monitor operating expenses carefully, as well as search for additional operating efficiencies in these challenging economic times. As of December 31, 2002, the Company employed 101 full-time employees versus 118 employees at December 31, 2001.

2001 Compared with 2000

     Like many others in the telecommunications industry, the Company’s sales for 2001 were adversely impacted throughout the year by the continued weakness of the overall global economy. Sales for the quarter ended December 31, 2001 were $2,887,218 as compared to $3,609,955 for the quarter ended December 31, 2000, a decrease of 20%. For the year ended December 31, 2001, sales totaled $12,512,690, which represented a decrease of 24% from sales of $16,525,357 for the year ended December 31, 2000.

     For the quarter ended December 31, 2001, the Company incurred a net loss of $485,065, or $0.06 per share, as compared to a net loss of $484,042, or $0.06 per share, for the quarter ended December 31, 2000. For the full year ended December 31, 2001, the Company’s net loss of $1,802,457, or $0.22 per share, was significantly reduced from the net loss of $6,858,645, or $0.85 per share, for the year ended December 31, 2000.

     Sales of the Company’s core call accounting products for the year ended December 31, 2001, declined 31% from the sales recognized for the year ended December 31, 2000, representing 42% of 2001 sales, and 46% of total 2000 sales. Call accounting sales for 2001 continued to be negatively impacted by Lucent Technologies’ decision in early 2000 to exit the PBX switch market through the sale of one business unit to Exp@nets and the creation of Avaya Communications. The Company has successfully retained the business of these successors to the Lucent PBX market, including several Avaya master dealer channels. While the Company has seen steady growth throughout 2001 through the Exp@nets and Avaya master distributor channels, direct sales to Avaya itself have been lower than expected. A number of recent developments however, lead the Company to believe that telemanagement sales in 2002 have the potential to exceed those achieved in 2001. Among those developments are:

•	In October of 2001, the Company announced the release of a major new product, eCAS™. This new telemanagement system is the first entirely web-based product of its type in the market and provides small to large businesses with a powerful and easy-to-use method for controlling telecom-related expenses, managing staff productivity, and providing enhanced security. The eCAS™ software is designed for use in single or multi-switch environments and is compatible with traditional PBX’s, key systems and hybrid communication systems from all leading manufacturers. It is also compatible with IP-PBX’s from leading suppliers such as Avaya and Cisco. Initial shipments of eCAS™ began in limited quantities during the fourth quarter of 2001, and the reception of customers has been favorable.

•	On January 7, 2002, the Company announced the signing of a three-year distribution agreement with SBC, one of the worlds largest communications companies. This new agreement includes the entire portfolio of Veramark’s product offerings and covers all of SBC’s regional operating groups, including Ameritech, Pac Bell, Southwestern Bell, Southern New England Telephone, and Nevada Bell. Sales through this new channel are expected to begin late in the first quarter of 2002.

•	On January 29, 2002, the Company announced the start of a cooperative software trial program with Siemens Communications Limited (“Siemens”) and Solitaire Communications Limited (“Solitaire”) in the United Kingdom. Siemens will provide a free 90-day trial version of Emerald XP™ software with every HiPath 3500 and 3700 series switch it sells in the UK. Solitaire, the Company’s UK-based distributor, will provide direct localized support to Siemens, their dealers, and ultimately end-users that require assistance during the trial period, application training and post-trial support. During the trial period customers will be able to obtain valuable call management reports that demonstrate calling trends, measure employee productivity, and easily allocate telecom costs across the organization. It is an excellent solution for professional services, call centers, and general businesses. At any time during the trial, the customer has the option to license the software off the Internet and continue use of the system without interruption. The Company also expects that this program will be expanded to include the new eCAS™ solution following international certification in late 2002.

     Sales of the Company’s Enterprise/OSS products, Quantum and DNT, decreased 3% for the year ended December 31, 2001 from the prior year and accounted for 47% of total 2001 sales, versus 37% of total sales for 2000. The Company’s Quantum Series™ of products offer premise-based solutions for small to large enterprises in all industries. Features of Quantum include call accounting, tie-line reconciliation, phone bill consolidation and validation, assets and facilities management, cable management, toll fraud, web query, and interface to Auto Cad, among other features. During the fourth quarter of 2001, the Company announced the receipt of a number of significant orders for Quantum Series™ products from a diversified group of customers. These customers included a global financial services group, an internationally known insurance company, a major defense contractor, and a United States military base. Portions of the revenue associated with these contracts will be recognized over the first four months of 2002 as installations and related services occur.

     Sales of the Company’s Centrex and Virtual Private Network product offering, Info/MDR declined 29% for the year ended December 31, 2001 from 2000 levels, and accounted for 6% of total sales in both years.

     Sales generated by the Company’s Service Bureau operation in 2001 increased 16% over sales in 2000. The Company plans to more aggressively market out-sourced solutions to its customer base in 2002, providing another option for potential customers who desire a wide variety of telemanagement services, but lack the means or internal staff to deliver them. The Company’s current Service Bureau offerings allow clients to remotely poll, process, and report on telecommunication activity and data, and then provides standard or customized reports by email, fax or CD-Rom.

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

     Net engineering and software development expenses for the year ended December 31, 2001 of $2,946,350 decreased 43% from $5,145,352 for the year ended December 31, 2000. A significant portion of the decrease in engineering and software development expense is attributable to the sale of the Verabill product line in March 2001, the effect of which greatly reduced the amount of engineering resources required.

     The table below summarizes gross engineering and software development expenses, software development costs capitalized, net engineering and software development costs, and the amount of previously capitalized expenditures amortized and charged to cost of sales, for the years ended December 31, 2001 and 2000.

	2001	2000

Gross Expenditures for Engineering and
Software Development	$4,108,238	$6,047,731
Less: Software Development Costs Capitalized	(1,161,888)	(902,379)

Net Expenditures for Engineering and Software Development	2,946,350	5,145,352
Plus: Software Development Costs Amortized and Charged to Cost of Sales	605,460	1,020,134

Total Expense Recognized	$3,551,810	$6,165,486

     Selling, general and administrative expenses incurred for the year ended December 31, 2001 of $9,587,099 represents a reduction of $5,080,193 or 35% from the $14,667,292 of selling, general and administrative expenses incurred for the year ended December 31, 2000. A comparison of these expenses by functional area for the years ended December 31, 2001 and 2000 follows:

	2001	2000

Marketing/Product Management	$962,593	$2,670,988
Sales	3,063,533	3,477,004
Sales Support and Service	3,214,953	5,171,576
Administration	2,346,020	3,347,724

	$9,587,099	$14,667,292

     On March 26, 2001, the Company completed the sale of Verabill, its billing and customer care product line, to MIND CTI Ltd. of Yokneam, Israel. The net proceeds from the sale were $941,000, representing cash received at closing of $1,000,000, less transaction related fees and expenses of $59,000. After all fees, expenses, and the write-off of remaining capitalized software associated with the Verabill product line, the Company recognized a net gain on the transaction of $315,676, which is reported as other income on the Company’s 2001 statement of operations.

Liquidity and Capital Resources

     The Company’s total cash position at December 31, 2002, which includes cash in operating accounts and short-term investments, was $1,547,876. This represents a positive cash flow of $297,089 from the total cash position of $1,250,787 at December 31, 2001. In addition to the cash balances referenced above, the Company has access to the accumulated cash surrender values of company-owned life insurance policies available to fund operations should it become necessary. As of December 31, 2002, the cash surrender values of these policies, which are included in the Pension Assets category of the Company’s Balance Sheet, total approximately $1.6 million dollars, as compared with approximately $1.3 million dollars at December 31, 2001.

     Accounts receivable at December 31, 2002 were $1,135,776, which compared with an accounts receivable balance of $1,622,846 at December 31, 2001. The decline in accounts receivable is attributable to a combination of lower sales volumes realized during 2002 as compared to 2001, as well as a continued focus on credit and collection activities throughout the year. As a result, the Company reduced its allowance for doubtful accounts from $139,000 at December 31, 2001 to $80,000 at December 31, 2002.

     Inventories of $92,276 at December 31, 2002 were reduced from $155,159 at December 31, 2001. The Company no longer produces a product that includes a hardware component and, as a result, the stocking of electronic parts and components is no longer required.

     Prepaid expenses at December 31, 2002 total $182,630, versus $76,175 at December 31, 2001. The December 31, 2002 balance consists primarily of payments made prior to December 31, 2002 for business insurance policies and maintenance contracts, portions of which extend into calendar year 2003.

     Expenditures for the purchase of capital equipment for the year ended December 31, 2002, totaled $38,608. This compared with total capital spending of $22,395 for the year ended December 31, 2001. The Company continues to monitor capital expenditures closely and deferring purchases where possible, until the Company’s financial results begin to show sustained improvement. The

Company does, however, anticipate an increase in capital spending during 2003 primarily to upgrade its product development capabilities.

     At December 31, 2002 the value of previously incurred development costs capitalized and included in the Company’s balance sheet is $1,590,054, which compares with total capitalized costs of $2,505,156 at December 31, 2001. The decrease reflects the amortization of $915,102 of previously capitalized development costs. No development costs were capitalized during 2002.

     Pension Assets of $2,303,580 at December 31, 2002, included the cash values of company-owned life insurance policies, referred to earlier in this report, in addition to an intangible pension asset of approximately $740,000 equal to the unrecognized past service costs of participants in the Company’s retirement plan. At December 31, 2001, pension assets totaled $2,119,274.

     Current liabilities at December 31, 2002 were $4,043,279, an increase of 9% from the balance of $3,713,231 at December 31, 2001. The most significant increase in current liabilities was deferred revenue which increased by $360,813 from the December 31, 2001 balance of $2,839,332 to $3,200,145 at December 31, 2002, and represents, essentially, sales backlog to the Company. Deferred revenues represent services for which the Company has billed customers, but for which the Company has not yet performed the associated service. These services typically include training, installation, and maintenance and support, and will be recognized as revenues during the subsequent twelve months, as the services are performed. All other current liabilities decreased by approximately $31,000, from December 31, 2001 to December 31, 2002, with accounts payable increasing by $74,401, accrued compensation decreasing by $39,201, and other accrued current liabilities decreasing by $65,965.

     Long-term liabilities, which consist of future projected pension obligations and the long-term portion of capital leases increased 4% from December 31, 2001 to December 31, 2002. The company remains free of borrowed bank debt at December 31, 2002, and does not anticipate incurring debt in 2003.

     Primarily as a result of the operating loss incurred in 2002, the Company’s stockholder equity decreased from $2,940,396 at December 31, 2001 to $1,171,033 at December 31, 2002. During 2002 employees of the Company purchased 67,045 shares of Company stock through the Company sponsored Stock Purchase Plan, at an aggregated cost of $26,567.

     Pursuant to Board of Director approval, the remaining principal and interest payable on a loan, in the amount of $106,218, by the Corporation to the President and Chief Executive Officer, was forgiven, and accordingly charged against the Company’s Statement of Operations for the year ended December 31, 2002. The loan made in 1997, and due in 2002, was specifically for the purchase of Common Stock of the Corporation. In forgiving the loan, the Board of Directors acknowledged that over the past several years, and currently, the President and Chief Executive Officer had (i) voluntarily reduced his annual salary and otherwise waived the economic vale of several benefits to which he was entitled to under his Employment Agreement, and (ii) provided outstanding leadership during a period of downturn and uncertainty in the telecommunications industry.

     The Company maintains a private equity line of credit agreement with a single institutional investor. Under the equity line, the Company has the right to sell to the investor, shares of the

Company’s common stock at a price equal to 94% of the average bid price of the stock for the prior ten trading days. During the term of the agreement the Company may sell up to $6 million of common stock to this investor with no more than $500,000 of common stock in any single month. The Company did not utilize this agreement during 2001 or 2002. The term of this agreement extends through August 31, 2004. Despite the operating loss incurred during 2002, the Company believes that, at its current reduced operating expenses levels, its cash on hand, and the immediate access to the cash surrender value of current insurance policies referred to earlier, sufficient resources will be available to meet the Company’s financial obligations, as well as support its current operating plans.

Critical Accounting Policies

     The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported therein. The most significant of these involving difficult or complex judgments in 2002 include:

•	Revenue recognition; and

•	Capitalization of software development costs

     In each situation, management is required to make estimates about the effects of matters or future events that are inherently uncertain.

     The Company’s overall policies with regard to revenue recognition are set forth in Note 1 – Description of Business and Summary of Significant Accounting Policies. As noted therein, revenue is recognized based on the terms of sale with the customer. The terms and arrangements vary by product and services provided, owing to the differing nature of the customers and channels. The Company believes its revenue recognition policies are appropriate in all circumstances, and that its policies are reflective of complexities arising from customer arrangements involving such features as maintenance, warranty agreements, license agreements, and other normal course of business arrangements.

     As set forth in Note 1 – Description of Business and Summary of Significant Accounting Policies, the Company capitalizes software development costs when technological feasibility has been established for the software in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” Such capitalized costs are amortized on a product-by-product basis over their economic life or the ratio of current revenues to current and anticipated revenues from such software, whichever provides the greater amortization. Should the Company inaccurately determine when a product reaches technological feasibility or the economic life of a product, results could differ materially from those reported. Veramark used what it believes are reasonable assumptions and where applicable, established valuation techniques in making its estimates.

New Accounting Pronouncement

     In July 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan.

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

Forward-Looking Statements

     In addition to historical information, certain sections of this Form 10-K may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, such as those that are not in the present or past tense, that discuss the Company’s beliefs, expectations or intentions or those pertaining to the Company’s operations, markets, products, services, price and performance. Forward-looking statements involve numerous risks and uncertainties. The following factors, among others discussed herein and in the Company’s filings under the Securities Exchange Act of 1934, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: economic, competitive, governmental and technological factors, increased operating costs, failure to obtain necessary outside financing, risks related to natural disasters and financial market fluctuations. The success of the Company also depends upon the trends of the economy, including interest rates, income tax laws, governmental regulations, legislation and those risk factors discussed elsewhere in the Company’s filings under the Securities Exchange Act of 1934. Readers are cautioned not to place undue reliance on forward-looking statements, which reflect management’s analysis only as of the date hereof. The Company assumes no obligation to update forward-looking statements.

Item 7A Quantitative and Qualitative Disclosures About Market Risk

     The Company has no long-term bank debt obligations. The Company has no foreign currency exchange risk and has no foreign currency exchange contracts.

Item 8 Index to Consolidated Financial Statements and Supplementary Data

Page
REPORTS OF INDEPENDENT AUDITORS	20 - 21

Consolidated balance sheets	22 - 23

Consolidated statements of operations	24

Consolidated statements of stockholders’ equity	25

Consolidated statements of cash flows	26

Notes to consolidated financial statements	27 - 37

Item 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On November 15, 2002, the Audit committee of the Board of Directors approved the engagement of the accounting firm of Deloitte & Touche LLP as independent accountants for the Registrant for the year ending December 31, 2002 and dismissed its past independent accountants, PricewaterhouseCoopers LLP. Information relating to this change in the Company’s independent accountants is incorporated by reference to the Company’s report on Form 8-K filed November 21, 2002.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of
Veramark Technologies, Inc.
Rochester, New York

We have audited the accompanying consolidated balance sheet of Veramark Technologies, Inc. and subsidiary as of December 31, 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2002. Our audit also included the financial statement schedule listed in the Index at Item 15(d). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Veramark Technologies, Inc. and subsidiary at December 31, 2002, and the results of their operations and their cash flows for the year ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Rochester, New York
February 14, 2003

Report of Independent Accountants

To the Board of Directors and Stockholders of Veramark Technologies, Inc.

In our opinion, the consolidated balance sheet as of December 31, 2001 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2001 which are included in this Form 10-K present fairly, in all material respects, the financial position, results of operations and cash flows of Veramark Technologies, Inc. and its subsidiary at December 31, 2001 and for each of the two years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Rochester, New York
February 7, 2002

VERAMARK TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2002 AND 2001

ASSETS	2002	2001

CURRENT ASSETS:
Cash and cash equivalents	$623,194	$633,138
Investments	924,682	617,649
Accounts receivable, trade (net of allowance for doubtful accounts of $80,000 and $139,000)	1,135,776	1,622,846
Inventories	92,276	155,159
Prepaid expenses and other current assets	182,630	76,175

Total current assets	2,958,558	3,104,967

PROPERTY AND EQUIPMENT:
Cost	6,656,249	6,660,276
Less accumulated depreciation	(5,404,203)	(4,911,570)

Property and equipment, net	1,252,046	1,748,706

OTHER ASSETS:
Software development costs (net of accumulated amortization of $2,985,453 and $2,070,351)	1,590,054	2,505,156
Pension and related assets	2,303,580	2,119,274
Deposits and other assets	742,474	670,734

Total other assets	4,636,108	5,295,164

TOTAL ASSETS	$8,846,712	$10,148,837

The accompanying notes are an integral part of these consolidated financial statements.

VERAMARK TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2002 AND 2001

LIABILITIES AND STOCKHOLDERS' EQUITY	2002	2001

CURRENT LIABILITIES:
Accounts payable	$265,184	$190,783
Accrued compensation and related taxes	392,808	432,009
Deferred revenue	3,200,145	2,839,332
Capital lease obligation	17,334	15,429
Other accrued liabilities	167,808	235,678

Total current liabilities	4,043,279	3,713,231
Long-term portion of capital leases	7,400	25,171
Pension obligation	3,625,000	3,470,039

Total liabilities	7,675,679	7,208,441

STOCKHOLDERS’ EQUITY:
Common stock, par value, $0.10; shares authorized, 40,000,000; 8,470,959 shares and 8,403,914 shares issued	847,096	840,391
Additional paid-in capital	21,686,196	21,541,650
Accumulated deficit	(20,976,502)	(18,968,059)
Treasury stock (80,225 shares at cost)	(385,757)	(385,757)
Note receivable for common stock	—	(87,829)

Total stockholders’ equity	1,171,033	2,940,396

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,846,712	$10,148,837

The accompanying notes are an integral part of these consolidated financial statements.

VERAMARK TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

	2002	2001	2000

NET SALES
Product Sales	$4,508,859	$5,952,275	$8,967,353
Service Sales	6,632,648	6,560,415	7,558,004

Total Net Sales	11,141,507	12,512,690	16,525,357

COSTS AND OPERATING EXPENSES:
Cost of sales	2,296,427	2,166,915	3,128,876
Engineering and software development	2,868,188	2,946,350	5,145,352
Selling, general and administrative	8,002,936	9,587,099	14,667,292
Other expenses	—	—	598,942

Total costs and operating expenses	13,167,551	14,700,364	23,540,462

LOSS FROM OPERATIONS	(2,026,044)	(2,187,674)	(7,015,105)
INTEREST INCOME	17,601	69,541	156,460
OTHER INCOME	—	315,676	—

LOSS BEFORE INCOME TAXES	(2,008,443)	(1,802,457)	(6,858,645)
INCOME TAXES	—	—	—

NET LOSS	$(2,008,443)	$(1,802,457)	$(6,858,645)

NET LOSS PER SHARE
Basic	$(0.24)	$(0.22)	$(0.85)

Diluted	$(0.24)	$(0.22)	$(0.85)

WEIGHTED AVERAGE SHARES OUTSTANDING (BASIC)	8,343,155	8,242,615	8,079,281

WEIGHTED AVERAGE SHARES OUTSTANDING (DILUTED)	8,343,155	8,242,615	8,079,281

The accompanying notes are an integral part of these consolidated financial statements.

VERAMARK TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

						Note
			Additional			Receivable	Total
	Common Stock		Paid in	Accumulated	Treasury	For Common	Stockholders’
	Shares	Par Value	Capital	Deficit	Stock	Stock	Equity

BALANCE — December 31, 1999	8,063,448	$814,367	$20,715,612	$(10,306,957)	$(385,757)	$(87,829)	$10,749,436
Liquidation of Warrants Issued	—	—	(163,589)	—	—	—	(163,589)
Sale of Stock	8,400	840	22,848	—	—	—	23,688
Exercise of stock options and warrants	20,536	2,054	54,790	—	—	—	56,844
Stock Purchase Plan	96,525	9,652	97,792	—	—	—	107,444
Compensation Expenses – stock options	—	—	440,086	—	—	—	440,086
Fair Value of Warrants Issued	—	—	70,000	—	—	—	70,000
Net loss	—	—	—	(6,858,645)	—	—	(6,858,645)

BALANCE — December 31, 2000	8,188,909	826,913	21,237,539	(17,165,602)	(385,757)	(87,829)	4,425,264

Stock Purchase Plan	134,780	13,478	72,186	—	—	—	85,664
Compensation Expenses – stock options	—	—	231,925	—	—	—	231,925
Net loss	—	—	—	(1,802,457)	—	—	(1,802,457)

BALANCE — December 31, 2001	8,323,689	840,391	21,541,650	(18,968,059)	(385,757)	(87,829)	2,940,396

Stock Purchase Plan	67,045	6,705	19,862	—	—	—	26,567
Compensation Expenses – stock options	—	—	124,684	—	—	—	124,684
Reduction in note receivable – common stock	—	—	—	—	—	87,829	87,829
Net loss	—	—	—	(2,008,443)	—	—	(2,008,443)

BALANCE — December 31, 2002	8,390,734	$847,096	$21,686,196	$(20,976,502)	$(385,757)	$-0-	$1,171,033

The accompanying notes are an integral part of these consolidated financial statements.

VERAMARK TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

	2002	2001	2000

OPERATING ACTIVITIES:
Net loss	$(2,008,443)	$(1,802,457)	$(6,858,645)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,450,352	1,404,213	1,905,776
Provision for bad debts	(15,738)	(35,854)	4,000
Reduction of note receivable for common stock	87,829	—	—
Compensation expense – stock options	124,684	231,925	440,086
Provision for inventory obsolescence	73,000	21,295	139,996
Loss on disposal of fixed assets	18	5,691	18,839
Fair value of warrants issued	—	—	70,000
Gain on sale of Verabill	—	(315,676)	—
Changes in assets and liabilities:
Accounts receivable, trade	502,808	517,513	1,712,739
Inventories, net	(10,117)	155,549	85,124
Prepaid expenses and other current assets	(106,455)	20,161	336,649
Deposits and other assets	(256,046)	(123,032)	(265,237)
Accounts payable	74,401	(194,996)	(442,058)
Accrued compensation and related taxes	(39,201)	(128,642)	(854,302)
Deferred revenue	360,813	663,346	(862,740)
Other accrued liabilities	(67,870)	(601,011)	(65,596)
Pension obligation	154,961	138,222	288,046

Net cash provided by (used in) operating activities	324,996	(43,753)	(4,347,323)

INVESTING ACTIVITIES:
(Purchase) sale of investments	(307,033)	(223,196)	4,742,815
Additions to property and equipment	(38,608)	(22,395)	(334,038)
Capitalized software development costs	—	(1,161,888)	(902,379)
Proceeds on sale of Verabill, net of selling expenses	—	941,000	—

Net cash (used in) provided by investing activities	(345,641)	(466,479)	3,506,398

FINANCING ACTIVITIES:
Repayment of note payable	—	—	(1,100,000)
Repayment of capital lease obligation	(15,866)	(14,715)	(69,130)
Proceeds from sale of stock	—	—	23,688
Exercise of stock options and warrants	—	—	56,844
Employee stock purchase plan	26,567	85,664	107,444

Net cash provided by (used in) financing activities	10,701	70,949	(981,154)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(9,944)	(439,283)	(1,822,079)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	633,138	1,072,421	2,894,500

CASH AND CASH EQUIVALENTS, END OF YEAR	$623,194	$633,138	$1,072,421

The accompanying notes are an integral part of these consolidated financial statements.

VERAMARK TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of business - The accompanying consolidated financial statements include the accounts of Veramark Technologies, Inc. (the Company) and The Angeles Group Division (“TAG”). All significant intercompany accounts and transactions have been eliminated. The Company designs and produces telecommunication management and billing systems for users and providers of telecommunication services in the global market. The Company operates in one segment.

Estimates - The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The consolidated financial statements include management’s best estimates of the net realizable value of software development costs. Accordingly, the Company periodically records adjustments to write down the carrying value of software development costs to their net realizable value. The amounts the Company will ultimately realize could differ materially from the carrying value of the software development costs.

Cash and cash equivalents - The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

Investments - The Company records its investments in accordance with SFAS No. 115, “Investments in Certain Debt and Equity Securities.” As of December 31, 2002 and 2001, the Company has classified its portfolio as available-for-sale securities. At December 31, 2002 and 2001 the carrying value of investments approximated fair market value.

Investments at December 31, 2002 and 2001 consisted of the following:

	2002	2001

Bond Funds	$795,978	$617,649
US Government Securities	128,704	—

	$924,682	$617,649

The contractual maturities of the Company’s investments as of December 31, 2002 are primarily due within one year.

Concentrations of credit risk - Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of investments and accounts receivable. The Company places its cash and investments with quality financial institutions and, by policy, limits the amount of investment exposure to any one financial institution. The Company has not experienced any losses to date on its invested cash and investments.

The Company’s customers are not concentrated in any specific geographic region, but are concentrated in the telecommunications industry. As of December 31, 2002, one customer in this industry accounted for approximately $192,000 of the total accounts receivable balance. As of December 31, 2001, a different customer accounted for approximately $133,000 of the total accounts receivable balance. The Company performs ongoing credit evaluations of its customers’ financial conditions but does not require collateral to support customer receivables. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

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

Long-lived assets — In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company tests long-lived assets for recoverability whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No impairment charges were recorded in 2002, 2001, and 2000.

Software development costs meeting recoverability tests are capitalized, under SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed,” and amortized on a product-by-product basis over their economic life, ranging from three to five years, or the ratio of current revenues to current and anticipated revenues from such software, whichever provides the greater amortization. The Company periodically reviews the carrying value of capitalized software development costs and impairments are recognized in the results of operations when the expected future non-discounted operating cash flow derived from the capitalized software is less than its carrying value. No charges for impairment were required in 2002, 2001 and 2000.

Revenue recognition — Revenue is derived from the sale of computer software products and from related maintenance contracts. The Company recognizes revenue in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition”, and related interpretations. Revenue from the sale of computer software products is recognized upon delivery and acceptance of the product. The selling price is fixed and determinable, and collectibility of the receivable is probable. The Company estimates the value of post-contract customer support, sold together with the computer software products, by reference to published price lists which generally represent the prices at which customers could purchase renewal contracts for such services. Revenue from maintenance contracts is recognized ratably over the term of the contract. Costs related to maintenance obligations are expensed as incurred. Revenue from training, support and other services is recognized as the services are performed.

Income taxes are provided on the income earned in the financial statements. In accordance with SFAS 109, “Accounting for Income Taxes,” the Company applies the liability method of accounting for income taxes, under which deferred income taxes are provided to reflect the impact of “temporary differences” between the amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such assets will be realized.

Net income (or loss) per common share (“EPS”) is computed in accordance with the provisions of SFAS No. 128, “Earnings Per Share.” Basic EPS is computed by dividing net earnings (loss) by weighted average shares outstanding. Diluted EPS includes the dilutive effect of stock options and warrants issued. There were no dilutive effects of stock options and warrants in 2002, 2001 or 2000, which totaled 3,493,536, 3,818,756, and 2,815,254, respectively, as the effect would be anti-dilutive.

Comprehensive Income – Comprehensive income includes all changes in stockholders’ equity during the period except those resulting from investments by owners and distribution to owners. The Company’s comprehensive income includes net loss or earnings.

Research and Development Costs – Research and development costs, other than certain software development costs previously disclosed in Note 1, are expensed as incurred.

Reclassifications - Certain prior year balances have been reclassified to conform with current year presentation, including the reclassification of a liability related to stock options totaling $1,278,160 as of December 31, 2001 to additional paid-in capital.

Stock-Based Compensation - In 2002, the Company adopted SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” This standard provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, the standard also requires prominent disclosures in the Company’s financial statements about the method of accounting used for stock-based employee compensation, and the effect of the method used when reporting financial results.

The Company accounts for stock-based compensation in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation.” As permitted by SFAS No. 123, the Company continues to measure compensation for such plans using the intrinsic value based method of accounting, prescribed by Accounting Principles Board (APB), Opinion No. 25, “Accounting for Stock Issued to Employees.” Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates for awards consistent with the method of SFAS No. 123, the Company’s net loss per share would have been adjusted to the pro forma amounts indicated below:

		2002	2001	2000

Net loss	As reported	$(2,008,443)	$(1,802,457)	$(6,858,645)
	Pro forma	$(2,503,735)	$(3,182,088)	$(9,166,081)

Net loss per common share	As reported
	Basic	$(0.24)	$(0.22)	$(0.85)
	Diluted	$(0.24)	$(0.22)	$(0.85)

	Pro forma
	Basic	$(0.30)	$(0.39)	$(1.13)
	Diluted	$(0.30)	$(0.39)	$(1.13)

For purposes of the disclosure above, the fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2002, 2001, and 2000.

	2002	2001	2000

Dividend yield	—	—	—
Expected volatility	137.65%	85.90%	66.98%
Risk-free interest rate	4.25%	4.95%	6.24%
Expected life	5 years	7 years	7 years

New Accounting Prounouncement — In July 2002, the Financial Accounting Standards Board issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard included lease terminations costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. This statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

2.	INVENTORIES

The major classifications of inventories as of December 31, 2002 and 2001 are:

	2002	2001

Purchased parts and components	$75,402	$119,107
Work in process	10,344	32,394
Finished goods	6,530	3,658

	$92,276	$155,159

3.	PROPERTY AND EQUIPMENT

The major classifications of property and equipment as of December 31, 2002 and 2001 are:

	2002	2001

Machinery and equipment	$788,131	$795,098
Computer hardware and software	2,715,527	2,706,067
Furniture and fixtures	1,770,032	1,776,552
Leasehold improvements	1,382,559	1,382,559

	$6,656,249	$6,660,276

Depreciation expense was approximately $535,000, $799,000 and $886,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

4.	ENGINEERING AND SOFTWARE DEVELOPMENT EXPENDITURES

Engineering and software development expenditures incurred during the years ended December 31, 2002, 2001 and 2000 were recorded as follows:

	2002	2001	2000

Engineering and software development expense included in the consolidated statements of operations	$2,868,188	$2,946,350	$5,145,352
Amounts capitalized and included in the consolidated balance sheets	—	1,161,888	902,379

Total expenditures for engineering and software development	$2,868,188	$4,108,238	$6,047,731

Additionally, the Company recorded amortization of capitalized software development costs of approximately $915,000, $605,000, and $1,020,000 for the years ended December 31, 2002, 2001 and 2000, respectively. Such amortization is included in cost of sales in the consolidated statements of operations.

5.	BENEFIT PLANS

The Company sponsors an employee incentive savings plan under section 401(k) for all eligible employees. The Company’s contributions to the plan are discretionary. There have been no contributions to the plan in 2000, 2001 or 2002.

The Company also sponsors an unfunded Supplemental Executive Retirement Program, which is a nonqualified plan that provides certain key employees defined pension benefits. Periodic pension expense for the years ended December 31, 2002, 2001 and 2000 consists of the following:

	2002	2001	2000

Service cost	$48,010	$92,009	$320,413
Interest cost	265,332	250,435	215,210
Net amortization and deferral	86,883	86,883	86,883

Pension expense	$400,225	$429,327	$622,506

A reconciliation of the pension plan’s funded status with amounts recognized in the Company’s consolidated balance sheets is as follows:

	2002	2001

Actuarial present value of projected benefit obligation	$3,625,000	$3,470,039
Plan assets	—	—

Projected benefit obligation in excess of plan assets	3,625,000	3,470,039
Prior service cost not yet recognized in net periodic pension cost	(739,888)	(826,772)
Additional minimum liability	739,888	826,772

Accrued pension obligation	$3,625,000	$3,470,039

Included in the pension assets caption in the consolidated balance sheets as of December 31, 2002 and 2001 is an intangible asset of $739,888 and $826,772, respectively, related to the minimum liability adjustment for the unfunded accumulated benefit obligation.

The discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 6.75% and 3% respectively, for 2002 and 7% and 3% respectively for 2001.

The Company maintains life insurance covering certain key employees under its Supplemental Executive Retirement Program with the Company named as beneficiary. The Company intends to use death benefits as well as loans against the accumulating cash surrender value of the policies to fund the pension obligation.

6.	STOCKHOLDERS’ EQUITY

The Company maintains a private equity line of credit agreement with a single institutional investor. Under the equity line, the Company has the right to sell to the investor shares of the Company’s common stock at a price equal to 94% of the average bid price of the stock for the prior ten trading days. During the term of the agreement the Company may sell up to $6 million of common stock to the investor with no more than $500,000 of common stock in any single month. There were no shares of common stock sold to this investor during 2001 or 2002. During 2000, the Company sold 8,400 shares of common stock to this investor, realizing net proceeds of $23,688. This agreement extends through August 31, 2004.

The Company has reserved 650,000 shares of its common stock for issuance under its 1993 Stock Option Plan and 2,500,000 shares of common stock under its 1998 Stock Option Plan. Both plans provide for options, which may be issued as nonqualified or qualified incentive stock options. All options granted are exercisable in increments of 20 — 100% per year beginning one year from the date of grant. All options granted to employees have a ten year term.

A summary of stock option and warrant transactions for the years ended December 31, 2002, 2001 and 2000 is shown below:

	2002		2001		2000

		WEIGHTED		WEIGHTED		WEIGHTED
		AVERAGE		AVERAGE		AVERAGE
	SHARES	PRICE	SHARES	PRICE	SHARES	PRICE
Options
Shares under option, beginning of year	3,725,875	$2.82	2,700,510	$4.38	2,181,520	$4.76
Options granted	152,750	0.49	1,482,050	0.52	1,131,550	4.70
Options exercised	—	—	—	—	(20,536)	2.36
Options terminated	(449,790)	3.77	(456,685)	4.58	(592,024)	6.44

Shares under option, end of year	3,428,835	$2.59	3,725,875	$2.82	2,700,510	$4.38

Shares exercisable	2,662,653	$2.28	1,386,660	$3.71	893,371	$4.05

Weighted average fair value of options granted	$0.52		$0.50		$4.70

Warrants
Warrants outstanding, beginning of year	92,881	$5.31	114,744	$5.92	78,045	$7.68
Warrants granted	—	—	—	—	50,000	3.12
Warrants exercised	—	—	—	—	—	—
Warrants expired	(28,180)	8.74	(21,863)	8.51	(13,301)	5.74

Warrants outstanding, end of year	64,701	$3.82	92,881	$5.31	114,744	$5.92

Prior to January 1, 2000, the Company’s President and Chief Executive Officer purchased the Company’s common stock in exchange for a note receivable issued by the Company. The principal balance due on the note receivable totaling $87,829 was forgiven by the Company’s Board of Directors in 2002. Accordingly, the Company has reduced the note receivable with a corresponding charge against the Company’s statement of operations for the year ended December 31, 2002.

7.	SALES INFORMATION

Sales to one customer were approximately $1,609,000 or 14% of the Company’s total sales in 2002. Sales to this same customer were approximately $3,488,000 or 28% of the Company’s total sales in 2001 and approximately $7,394,000 or 45% of the Company’s total sales in 2000.

Export sales to unaffiliated customers, primarily in Canada, Europe and South America, were approximately $427,000, $793,000, and $1,990,000 in 2002, 2001, and 2000 respectively.

8.	INCOME TAXES

The income tax provision includes the following:

	2002	2001	2000

Current income tax expense:
Federal	—	—	—
State	—	—	—

	$—	$—	$—

Deferred income tax provision (benefit):
Federal	(519,823)	(677,271)	(2,000,921)
State	(93,224)	(58,893)	(173,993)
Increase in valuation allowance	613,047	736,164	2,174,914

	$—	$—	$—

The income tax provision differs from those computed using the statutory federal tax rate of 34%, due to the following:

	2002	2001	2000

Tax benefit at statutory federal rate	$(682,871)	$(612,835)	$(2,331,939)
State taxes, net of federal tax benefit	(93,224)	(46,307)	(69,425)
Merger costs	—	—	209,300
Increase in valuation allowance	613,047	736,164	2,174,914
Other	(7,703)	9,397	17,150
General business credits	170,751	(85,348)	—

	$-0-	$1,071	$-0-

Deferred income taxes recorded in the consolidated balance sheets results from differences between financial statement and tax reporting of income and deductions. A summary of the composition of the deferred income tax assets (liabilities) follows:

	2002	2001

General business credits	$1,336,671	$1,537,095
Net operating losses	3,968,515	3,987,290
Deferred compensation	1,524,947	1,181,061
Alternative minimum tax credits	322,216	322,216
Inventory	88,732	88,552
Accounts receivable	29,600	5,017
Capitalized software	(588,320)	(926,908)
Fixed assets	(420,703)	(450,617)
Other	191,421	125,998
New York State ITC	99,251	69,579

	6,552,330	5,939,283
Valuation allowance	(6,552,330)	(5,939,283)

Net deferred asset (liability)	$-0-	$-0-

The Company has $10,725,717 of net operating loss carryforwards available as of December 31, 2002. Of that total, $682,000 is limited to a utilization of approximately $100,000 annually. The carryforwards expire in varying amounts in 2011 through 2022. The valuation allowance has increased by $613,047 during the year ended December 31, 2002.

The Company’s tax credit carryforwards as of December 31, 2002 are as follows:

Description	Amount	Expiration Dates

General business credits	$1,336,671	2003–2020
New York State investment tax credits	$99,251	2003–2015
Alternative minimum tax credits	$322,216	No expiration date

Cash paid for income taxes during the years ended December 31, 2002, 2001 and 2000 totaled $1,568, $1,425, and $11,705 respectively.

9.	COMMITMENTS AND CONTINGENCIES

Lease Obligations - The Company leases current manufacturing and office facilities and certain equipment under operating leases, which expire at various dates. Rent expense under all operating leases (exclusive of real estate taxes and other expenses payable under the leases) was approximately $615,000, $616,000, and $621,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

Minimum lease payments as of December 31, 2002 under capital and operating leases are as follows:

Year Ending December 31,	Capital Leases	Operating Leases	Total

2003	$19,370	$688,315	$707,685
2004	8,069	491,080	499,149
2005	0	433,165	433,165
2006	0	433,165	433,165
2007	0	360,971	360,971
Thereafter	0	0	0

	27,439	$2,406,696	$2,434,135
Less: Amounts representing interest	(2,705)
Present value of minimum capital lease payments	24,734
Less: Current portion	(17,334)

	$7,400

Legal Matters — The Company is subject to litigation from time to time in the ordinary course of business. Although the amount of any liability with respect to such litigation cannot be determined, in the opinion of management, such liability will not have a material adverse effect on the Company’s financial condition or results of operations.

10.	OTHER EXPENSES

On January 7, 2000, the Company completed its merger with The Angeles Group (TAG), a supplier of telemanagement software systems for large enterprises. The transaction was structured as a stock-for-stock merger with the shareholders of TAG receiving 360,850 shares of the Company’s common stock, which represented an aggregate value of approximately $4,060,000, assuming a per share amount of $11.25. In addition, Veramark assumed and paid debt of TAG totaling approximately $1.1 million. Transaction related broker, accounting, and legal fees of $598,942 are included in the accompanying consolidated statement of operations for 2000.

11.	OTHER INCOME

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

12.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Summarized quarterly financial information for the years ended December 31, 2002 and 2001 is as follows:

	Three Months Ended

	March 31	June 30	September 30	December 31

2002
Net sales	$2,638,840	$3,068,105	$2,672,629	$2,761,933
Gross profit	$2,098,980	$2,443,566	$2,115,060	$2,187,474
Net loss	$(633,129)	$(334,093)	$(627,806)	$(413,415)
Net loss per share
- Basic	$(0.08)	$(0.04)	$(0.07)	$(0.05)
- Diluted	$(0.08)	$(0.04)	$(0.07)	$(0.05)

2001
Net sales	$3,324,315	$3,297,719	$3,003,438	$2,887,218
Gross profit	$2,778,620	$2,779,645	$2,464,623	$2,322,887
Net loss	$(382,473)	$(491,701)	$(443,218)	$(485,065)
Net loss per share
- Basic	$(0.05)	$(0.06)	$(0.05)	$(0.06)
- Diluted	$(0.05)	$(0.06)	$(0.05)	$(0.06)

PART III

Item 10 Directors and Executive Officers of the Registrant

     Information relating to directors of the Company is incorporated herein by reference to portions of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held May 15, 2003, under the headings “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

     The following lists the names and ages of all executive officers of the Company, all persons chosen to become executive officers, all positions and offices with the Company held by such persons, and the business experience during the past five years of such persons. All officers were elected or re-elected to their present positions for terms ending on May 15, 2003 and until their respective successors are elected and qualified.

MANAGEMENT

Directors and Executive Officers of the Registrant

     The Directors and executive officers of Veramark are as follows:

Name	Age	Position

David G. Mazzella	62	Chairman of the Board, President and CEO

William J. Reilly	54	Director

Charles Constantino	63	Director

John E. Gould	58	Director

James R. Scielzo	60	Director

Paul T. Babarik	61	Vice President – Avaya Channel Sales

Ronald C. Lundy	51	Treasurer

Douglas F. Smith	58	Vice President – Operations

     All Directors hold office until the next annual meeting of stockholders, and until their successors are duly elected and qualified. Officers are elected annually by the Board of Directors and serve at the discretion of the Board.

     David G. Mazzella, Jr. was appointed Chief Executive Officer in June 1997. He previously served as President and Chief Operating Officer of the Company from February 1997. He became Chairman of the Board on December 19, 1998. From June 1994 to February 1997, he was engaged in management consulting. From February 1992 to June 1994, he was the President and CEO of Scotgroup Enterprises, Inc., which was engaged in the development and sale of telecommunications software equipment and the sale of paging and cellular telephone services. From 1988 – 1991, Mr. Mazzella was Vice President of Glenayre Electronics, a manufacturer of software based telecommunications equipment. He was President and CEO of Multitone

Electronics, Inc., a company engaged in the manufacture, sale and servicing of telecommunications equipment from 1983 until its acquisition by Glenayre Electronics in 1988.

     William J. Reilly has been a Director of Veramark since June 1997. From 1989 until his retirement as Chief Operating Officer in September 2002, Mr. Reilly was employed by Checkpoint Systems, Inc., (NYSE:CKP) a global manufacturer and distributor of automatic identification, pricing, and retail security systems.

     Charles Constantino has been a Director and Executive Vice President of PAR Technology Corporation (NYSE:PTC) for more than five years. PTC develops, manufactures, markets, installs and services microprocessor-based transaction processing systems for the restaurant and industrial market places and also designs software. Their government business segment provides the United State Department of defense, and other federal and state government organizations, with a wide range of technical products and services. Mr. Constantino is also a Director and Past Chairman of the Board of Trustees of St. John Fisher College, and a Director of Adirondack Bank.

     John E. Gould has been a Director of Veramark since August 1997. For more than five years, Mr. Gould has been a Partner in Gould & Wilkie LLP, a general practice law firm located in New York City. On May 1, 2002, Gould & Wilkie LLP combined with Thompson Hine LLP, a larger general practice law firm with headquarters in Cleveland, Ohio. The former firm of Gould and Wilkie LLP is now the New York City office of Thompson Hine LLP. Mr. Gould serves on the Executive Committee of Thompson Hine LLP. Mr. Gould is also Chairman of the American Geographical Society and a Director of the Gerber Life Insurance Company.

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

     Paul T. Babarik was appointed to the newly created position of Vice President – Avaya Channel Sales in September 2002. Since joining Veramark in 1987, he has held several sales management positions, the most recent as Vice President of Sales from April 1996 to September 2002, and Director of AT&T sales from 1989 to 1996. Prior to joining Veramark, Mr. Babarik was employed by AT&T from 1977 – 1986 in various sales management positions.

     Ronald C. Lundy was appointed Treasurer of Veramark in July 1993. Since joining Veramark in 1984 he has held a variety of financial management positions, the most recent having been Corporate Controller since December of 1992. Prior to that he held various financial positions with Rochester Instrument Systems, Inc. from 1974-1983.

     Douglas F. Smith was appointed Vice President of Operations in December 1998. Mr. Smith has been an employee of the Company since 1984 as Order Administration Manager and then as Director of Operations. Prior to joining the Company, Mr. Smith held various management positions with Rochester Instruments Systems, Inc.

Item 11 Executive Compensation

     Information relating to executive compensation is incorporated by reference portions of to the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held May 15, 2003, under the heading “Executive Compensation.”

Item 12 Security Ownership of Certain Beneficial Owners and Management

     Information relating to the security holdings of more than five percent holders and directors and officers of the Company is incorporated herein by reference to portions of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held May 15, 2003, under the heading “Executive Compensation.”

Item 13 Certain Relationships and Related Transactions

     Information related to certain relationships and related transactions of the Company, are incorporated herein by reference to portions of the Company’s Proxy Statement, for the Annual Meeting of Shareholders to be held May 15, 2003, under the heading “Certain Relationships and Related Transactions.”

PART IV

Item 14 Controls and Procedures

(a)	Evaluation of disclosure controls and procedures. Based on their evaluation as of a date within 90 days of the filing date of this report, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures, as defined in rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the Exchange Act) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)	Changes in internal controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

Item 15 Exhibits, Consolidated Financial Statement Schedule and Reports on Form 8-K

(a)	Financial Statements as set forth under Item 8 of this report on Form 10-K

(b)	Reports on Form 8-K

	1.	On June 4, 2002, the Company filed a report on Form 8-K announcing that the Nasdaq Stock Market (“NASDAQ”) had notified the Registrant that its shares of common stock would be delisted from the NASDAQ SmallCap Market at the opening of business June 6, 2002. The Company had previously been notified by NASDAQ that the Company did not comply with the minimum net tangible assets or minimum stockholder equity requirements for continued listing, as set forth by NASDAQ Marketplace Rule 4310(c)(2)(b).

	2.	On November 21, 2002, the Company filed a report on Form 8-K announcing the Audit Committee of the Board of Directors had approved the engagement of the accounting firm of Deloitte & Touche, LLP as independent accountants for the Registrant for the year ending December 31, 2002 and dismissed its past independent accountants, PricewaterhouseCoopers LLP.Exhibits (numbered in accordance with item 601 of regulations S-K)

(c)	Exhibits required to be filed by Item 601 of Regulations S-K
(11.1) Page 43 Calculation of earnings per share

(d)	Schedule II Page 42 Valuation and Qualifying Accounts

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

VERAMARK TECHNOLOGIES, INC.

Schedule II – Valuation and Qualifying Accounts
Allowance for Doubtful Accounts
Years Ended December 31, 2002, 2001, and 2000

Column A	Column B	Column C	Column D	Column E

	Balance at		Accounts	Balance at
	Beginning of	Charged to Costs	Written Off	End of
Year Ended	Year	and Expenses	(Recovered)	Year

2002	$139,000	$(15,738)	$43,262	$80,000
2001	$201,000	$(36,000)	$26,000	$139,000
2000	$260,000	$4,000	$63,000	$201,000

Exhibit 11.1

VERAMARK TECHNOLOGIES, INC.
Calculation of Earnings per Share

	Year Ended December 31,

	2002	2001	2000

Basic
Net Loss	$(2,008,443)	$(1,802,457)	$(6,858,645)

Weighted average common shares outstanding	8,343,155	8,242,615	8,079,281

Loss per common share	$(0.24)	$(0.22)	$(0.85)

Diluted
Net Loss	$(2,008,443)	$(1,802,457)	$(6,858,645)

Weighted average common shares outstanding	8,343,155	8,242,615	8,079,281
Additional dilutive effect of stock options & warrants after application of treasury stock method	—	—	—

Weighted average dilutive shares outstanding	8,343,155	8,242,615	8,079,281

Loss per common share assuming full dilution	$(0.24)	$(0.22)	$(0.85)

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERAMARK TECHNOLOGIES, INC., Registrant

/s/ David G. Mazzella David G. Mazzella, President and CEO Dated: March 27, 2003

/s/ Ronald C. Lundy Ronald C. Lundy, Treasurer, Principal Accounting Officer Dated: March 27, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, by the following persons, on behalf of the registrant, and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ David G. Mazzella David G. Mazzella	Chairman of the Board, Director	March 27, 2003

/s/ John E. Gould John E. Gould	Director	March 27, 2003

/s/ William J. Reilly William J. Reilly	Director	March 27, 2003

/s/ James R. Scielzo James R. Scielzo	Director	March 27, 2003

/s/ Charles A. Constantino Charles A. Constantino	Director	March 27, 2003

CERTIFICATIONS

I, David G. Mazzella, certify that:

1.	I have reviewed this annual report on Form 10-K of Veramark Technologies, Inc.

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003	By: /s/ David G. Mazzella David G. Mazzella, Chairman and Chief Executive Officer

I, Ronald C. Lundy, certify that:

1.	I have reviewed this annual report on Form 10-K of Veramark Technologies, Inc.

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003	By: /s/ Ronald C. Lundy Ronald C. Lundy, Treasurer

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Veramark Technologies, Inc., (the Company) on Form 10-K for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, David G. Mazzella, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ David G. Mazzella David G. Mazzella President, Chief Executive Officer March 27, 2003

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Veramark Technologies, Inc., (the Company) on Form 10-K for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Ronald C. Lundy, Treasurer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(3)	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(4)	The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Ronald C. Lundy Ronald C. Lundy Treasurer March 27, 2003