Form 10-Q
period 2003-03-31
VERAMARK TECHNOLOGIES INC
filed 2003-05-14
CIK 747605

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Quarterly Report Under Section 13 or 15 (d)
of the Securities Exchange Act of 1934
For Quarter Ended March 31, 2003

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

Yes      X        No

Indicate by check mark whether the Registrant is an accelerated filer (as defined by Rule 12b-2 of the Act).

Yes                No     X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of March 31, 2003

Common stock, par value $.10	8,390,734 shares

This report consists of 20 pages

INDEX

		Page

PART I	FINANCIAL INFORMATION

Item 1	Financial Statements

	Condensed Consolidated Balance Sheets - March 31, 2003 and December 31, 2002	3 - 4

	Condensed Consolidated Statements of Operations - Three Months Ended March 31, 2003 and 2002	5

	Condensed Consolidated Statements of Cash Flows - Three Months Ended March 31, 2003 and 2002	6

	Notes To Condensed Consolidated Financial Statements	7 - 9

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10 - 13

Item 3	Quantative and Qualitative Disclosures About Market Risk	13

Item 4	Controls and Procedures	13

PART II	OTHER INFORMATION

Item 6	Exhibits and Reports on Form 8-K	14

PART I — FINANCIAL INFORMATION

VERAMARK TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31,	December 31,
	2003	2002

ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$654,713	$623,194

Investments	969,515	924,682

Accounts receivable, trade (net of allowance for doubtful accounts of $95,000 and $80,000, respectively)	1,233,289	1,135,776

Inventories , net	78,019	92,276

Prepaid expenses	195,892	182,630

Total Current Assets	3,131,428	2,958,558

PROPERTY AND EQUIPMENT

Cost	5,812,034	6,656,249

Less accumulated depreciation	(4,625,450)	(5,404,203)

Property and Equipment (Net)	1,186,584	1,252,046

OTHER ASSETS:

Software development costs (net of accumulated amortization of $619,280 and $2,985,453, respectively)	1,444,987	1,590,054

Pension assets	2,327,403	2,303,580

Deposits and other assets	741,424	742,474

Total other assets	4,513,814	4,636,108

TOTAL ASSETS	$8,831,826	$8,846,712

See notes to Condensed Consolidated Financial Statements	(Continued)

VERAMARK TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
	2003	2002

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Accounts payable	$286,851	$265,184

Accrued compensation and related taxes	467,870	392,808

Deferred revenue	3,235,454	3,200,145

Capital lease obligation — current	17,843	17,334

Other accrued liabilities	126,862	167,808

Total Current Liabilities	4,134,880	4,043,279

Long term portion of capital leases	2,113	7,400

Pension obligation	3,685,215	3,625,000

Total Liabilities	7,822,208	7,675,679

STOCKHOLDERS’ EQUITY:

Common Stock, par value $.10; shares authorized, 40,000,000; shares issued and outstanding for both periods, 8,470,959	847,096	847,096

Additional paid-in capital	21,716,196	21,686,196

Retained deficit	(21,181,580)	(20,976,502)

Accumulated other comprehensive income	13,663	—

Treasury stock (80,225 shares, at cost)	(385,757)	(385,757)

Total Stockholders’ Equity	1,009,618	1,171,033

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,831,826	$8,846,712

See notes to Condensed Consolidated Financial Statements	(Concluded)

VERAMARK TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	March 31,
	2003	2002

NET SALES

Product Sales	$964,388	$970,912

Service Sales	1,785,633	1,667,928

Total Net Sales	2,750,021	2,638,840

COSTS AND OPERATING EXPENSES:

Cost of sales	460,577	539,860

Engineering and software development	619,998	724,431

Selling, general and administrative	1,877,532	2,018,985

Total Costs and Operating Expenses	2,958,107	3,283,276

LOSS FROM OPERATIONS	(208,086)	(644,436)

NET INTEREST INCOME	3,008	11,307

LOSS BEFORE INCOME TAXES	(205,078)	(633,129)

INCOME TAXES	—	—

NET LOSS	$(205,078)	$(633,129)

NET LOSS PER SHARE

Basic	$(0.02)	$(0.08)

Diluted	$(0.02)	$(0.08)

See notes to Condensed Consolidated Financial Statements.

VERAMARK TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,

	2003	2002

OPERATING ACTIVITIES:

Net loss	$(205,078)	$(633,129)

Adjustments to reconcile net loss to net cash flows provided (used) by operating activities

Depreciation and amortization	235,546	396,002

Provision for bad debts	12,501	7,500

Provision for inventory obsolescence	12,498	6,250

Loss on disposal of fixed assets	1,003	19

Compensation expense-stock options	30,000	96,000

Changes in assets and liabilities

Accounts receivable	(110,014)	(81,077)

Inventories	1,759	4,460

Prepaid expenses	(13,262)	(21,471)

Deposits and other assets	(22,773)	(2,266)

Accounts payable	21,667	56,894

Accrued compensation and related taxes	75,062	(5,169)

Deferred revenue	35,309	78,694

Other accrued liabilities	(40,946)	(112,562)

Pension obligation	60,215	78,265

Net cash flows provided (used) by operating activities	93,487	(131,590)

INVESTING ACTIVITIES:

Purchase of investments	(31,170)	(70,772)

Additions to property and equipment	(26,020)	(2,902)

Net cash flows used by investing activities:	(57,190)	(73,674)

FINANCING ACTIVITY:

Repayment of capital lease obligation	(4,778)	(3,923)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	31,519	(209,187)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	623,194	633,138

CASH AND CASH EQUIVALENTS, END OF PERIOD	$654,713	$423,951

See notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) GENERAL

     The accompanying unaudited consolidated financial statements include all adjustments of a normal and recurring nature which, in the opinion of Company’s management, are necessary to present fairly the Company’s financial position as of March 31, 2003 and the results of its operations and cash flows for the three months ended March 31, 2003 and 2002.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s annual report on Form 10-K to the Securities and Exchange Commission for the year ended December 31, 2002.

     The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year’s operation.

(2)  INVENTORIES, NET

      The composition of inventories at March 31, 2003 and December 31, 2002 was as follows:

	March 31,	December 31,
	2003	2002

Purchased parts and components	$64,496	$75,402

Work in process	8,021	10,344

Finished goods	5,502	6,530

	$78,019	$92,276

(3) PROPERTY AND EQUIPMENT

     The major classifications of property and equipment at March 31, 2003, and December 31, 2002 were:

	March 31,	December 31,
	2003	2002

Machinery and equipment	$789,131	$788,131

Computer hardware and software	1,871,532	2,715,527

Furniture and fixtures	1,768,812	1,770,032

Leasehold improvements	1,382,559	1,382,559

	$5,812,034	$6,656,249

(4)	STOCK-BASED COMPENSATION

In 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” This standard provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, the standard also requires prominent disclosures in the Company’s financial statements about the method of accounting used for stock-based employee compensation, and the effect of the method used when reporting financial results.

The Company accounts for stock-based compensation in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation.” As permitted by SFAS No. 123, the Company continues to measure compensation for such plans using the intrinsic value based method of accounting, prescribed by Accounting Principles Board (APB), Opinion No. 25, “Accounting for Stock Issued to Employees.” Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates for awards consistent with the method of SFAS No. 123, the Company’s net loss and net loss per common share would have been adjusted to the pro forma amounts indicated below:

		Three Months Ended
		March 31,

		2003	2002

Net loss	As reported	$(205,078)	$(633,129)

	Pro forma	$(375,601)	$(714,076)

Net loss per common share	As reported

	Basic	$(0.02)	$(0.08)

	Diluted	$(0.02)	$(0.08)

	Pro forma

	Basic	$(0.04)	($0.09)

	Diluted	$(0.04)	($0.09)

For purposes of the disclosure above, the fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2003 and 2002:

	2003	2002

Dividend yield	—	—

Expected volatility	138.54%	137.65%

Risk-free interest rate	3.07%	4.64%

Expected life	5 years	5 years

(5)	TOTAL COMPREHENSIVE INCOME (LOSS)

Total comprehensive loss for the first quarter of 2003 and 2002 was as follows:

	Quarter Ended March 31,
	2003	2002

Net loss	$(205,078)	$(633,129)

Accumulated other comprehensive income	13,663	—

Total comprehensive loss	$(194,415)	$(633,129)

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

Results of Operations

     Sales for the quarter ended March 31, 2003 of $2,750,021 increased 4% from sales of $2,638,840 recognized for the quarter ended March 31, 2002. The increased sales reflect significant growth in sales of the Company’s core call accounting products and services, partially offset by a reduction in sales of the Company’s larger enterprise series products. For the quarter ended March 31, 2003, sales of core call accounting products and services increased 18% from the sales recognized for the quarter ended March 31, 2002, reflecting an increase in sales to both prior existing customers, as well as new sales to channels of distribution developed during 2002. This broadening of the Company’s distribution base is directly attributable to the wide acceptance of the Company’s web-based eCAS™ product line released late in 2001. For the quarter ended March 31, 2003, sales of core call accounting products accounted for 61% of total revenues versus 54% the prior year.

     Sales of the Company’s enterprise level products, primarily the Quantum Series™, continue to be negatively impacted by the current recession, particularly as being experienced in the telecom market. As was the case during the prior two years, customers continue to delay significant capital expenditures. For the quarter ended March 31, 2003, sales of enterprise level products and services decreased by 10% from the same quarter of 2002, representing 33% of the Company’s total sales in 2003, versus 38% of sales for the first quarter of 2002.

     Revenues generated by the Company’s Service Bureau, which provides outsourced telemanagement solutions, remained relatively unchanged from prior year levels and accounted for 4% of total Company revenues for both the quarters ended March 31, 2003 and 2002. The Company expects revenues from the Service Bureau to increase throughout the remainder of 2003 as compared with the comparable periods of a year ago. In December 2002, the Company signed a two-year agreement with a large commercial bank to provide a number of call accounting services and related processing services in its operations. These services were only partially implemented during the first quarter of 2003, with full implementation expected during the second quarter. In addition, subsequent to the end of the first quarter, the Company announced that one of the nation’s leading insurance companies had renewed their call account Service Bureau contract with the Company for a new three-year term.

     For the quarter ended March 31, 2003, sales generated from service and support activities accounted for 65% of total Company sales versus 63% of total sales for the quarter ended March 31, 2002. These service and support activities include installation services, training, customization and consulting services, as well as product maintenance and support.

     The Company gross profit margin increased 9% to $2,289,444, or 83% of sales, for the quarter ended March 31, 2003, from a gross profit margin of $2,098,980, or 80% of sales, for the quarter ended March 31, 2002. The increased margin reflects a reduction in amortization costs associated with previously capitalized product development costs charged to cost of sales.

     The Company continues to closely monitor its operating expenses in light of current economic conditions and revenue streams. As of March 31, 2003, the Company employed 101 full-time personnel, as compared with 119 full-time personnel at March 31, 2002. As a result, operating expenses in total for the quarter ended March 31, 2003 were 9% lower than for the same three-month period of 2002, with the most significant reductions realized, being payroll, fringe benefit and travel costs. The Company continues to look at ways of streamlining and consolidating functional areas.

     Engineering and software development expenses for the quarter ended March 31, 2003 totaled $619,998, a 14% reduction from the engineering and software development expense of $724,431 incurred for the quarter ended March 31, 2002. There were no development costs capitalized during either the first quarter of 2003 or the first quarter of 2002.

     Selling, general, and administrative expenses of $1,877,532 for the quarter ended March 31, 2003, compared with selling, general, and administrative expenses of $2,018,985 for the quarter ended March 31, 2002, a reduction of 7%.

     The Company’s net loss of $205,078, or $0.02 per share, for the quarter ended March 31, 2003, represented a significant reduction from the net loss of $633,129, or $0.08 per share, incurred for the first quarter of 2002.

Liquidity and Capital Resources

     At March 31, 2003, the Company’s total cash and investment position was $1,624,228, up from $1,547,876 at December 31, 2002, and $1,112,372 at March 31, 2002. Not included in the current cash and investment balance is approximately $1.6 million of accessible cash surrender values associated with Company-owned insurance policies, if that should become necessary.

     Accounts receivable of $1,233,289 at March 31, 2003, increased 9% from the December 31, 2002 balance of $1,135,776. There were no significant changes in payment trends from customers noted during the first quarter of 2003.

     Inventories continue to decline, decreasing to $78,019 at March 31, 2003 as compared with a net inventory of $92,276 at December 31, 2002. The Company expects to see only minor fluctuations in inventory balances through the remainder of 2003.

     Prepaid expenses of $195,892 at March 31, 2003, increased from $182,630 at December 31, 2002. Prepaid expenses consist primarily of business insurance policies and maintenance contracts that have been fully paid, but for which portions of the economic benefit extend over the next three to twelve months. The increase is attributable to the renewal of various business insurance premiums for 2003.

     The cost value of property and equipment at March 31, 2003, totals $5,812,034, as compared to $6,656,249 at December 31, 2002. The change from the December 31, 2002 balance includes $26,020 of new capital spending incurred during the first quarter of 2003, and the write-off of $870,235 of nearly fully depreciated equipment, particularly obsolete computer hardware no longer in use. The Company realized a loss on the disposal of the equipment of approximately $1,000 from the write-off, which has been charged against income in the first quarter of 2003.

     Software development costs, net of accumulated amortization of $1,444,987 at March 31, 2003, decreased from $1,590,054 at December 31, 2002, reflecting the amortization of $145,067 of previously capitalized development costs. There were no new development costs capitalized during the quarter.

     Pension assets which consist of the cash surrender value of life insurance policies referenced above and an intangible asset required to account for past service costs associated with the Company’s executive retirement plan, increased from $2,303,580 at December 31, 2002, to $2,327,403 at March 31, 2003. The increase is attributable to a growth in the cash surrender value of those policies.

     Total current liabilities at March 31, 2003, of $4,134,880 are 2% higher than the balance of $4,043,279 at December 31, 2002. Accounts payable increased $21,667 due to the timing of payment to suppliers. There have been no significant changes in Company policy with regard to the payment terms with vendors and suppliers.

     Accrued compensation rose $75,062 from $392,808 at December 31, 2002 to $467,870 at March 31, 2003. The increase reflects higher accruals for salaries payable and fringe benefits due to the timing of the of the Company’s bi-weekly payroll.

     Deferred revenue, which represents services for which the Company has billed customers, but for which has not yet performed the associated service, increased $35,309 during the quarter to $3,235,454 at March 31, 2003. These services typically include training, installation and maintenance and support. All services currently deferred, are expected to be provided over the next twelve months, and recorded as sales revenue at that time.

     Other accrued liabilities total $126,862 at March 31, 2003, down from $167,808 at December 31, 2002. The decrease represents a reduction in provisions required for legal and accounting fees, expected warranty costs, and state sales taxes payable.

     Long-term liabilities increased $54,928 during the first quarter of 2003 primarily due to the accrual of pension expense required by the Company’s executive retirement program. At March 31, 2003 the Company remains free of borrowed bank debt and has no current plans to acquire debt to finance current operations.

     Stockholders’ Equity decreased from $1,171,033 at December 31, 2002 to $1,009,618 at March 31, 2003 primarily as a result of the operating loss incurred for the first quarter.

     Despite the operating loss incurred for the quarter ended March 31, 2003, the Company believes that at its current operating expense levels, and with its current cash and investments on hand, sufficient resources are available to meet all financial obligations, as well as support current operating plans.

Accounting Prouncements

     None.

Critical Accounting Policies

     The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported therein. The most significant of these involving difficult or complex judgments in 2003 include:

•	Revenue recognition; and

•	Capitalization of software development costs

     In each situation, management is required to make estimates about the effects of matters or future events that are inherently uncertain.

     The Company’s overall policies with regard to revenue recognition is based on the terms of sale with the customer. The terms and arrangements vary by product and services provided, owing to the differing nature of the customers and channels. The Company believes its revenue recognition policies are appropriate in all circumstances, and that its policies are reflective of complexities arising from customer arrangements involving such features as maintenance, warranty agreements, license agreements, and other normal course of business arrangements.

     The Company capitalizes software development costs when technological feasibility has been established for the software in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” Such capitalized costs are amortized on a product-by-product basis over their economic life or the ratio of current revenues to current and anticipated revenues from such software, whichever provides the greater amortization. Should the Company inaccurately determine when a product reaches technological feasibility or the economic life of a product, results could differ materially from those reported. The Company used what it believes are reasonable assumptions and where applicable, established valuation techniques in making its estimates.

Item 3 Quantitative and Qualitative Disclosures About Market Risk

     The Company has no long-term bank debt obligations. The Company has no foreign currency exchange risk and has no foreign currency exchange contracts.

Item 4 Controls and Procedures

     Based upon an evaluation completed within 90 days prior to the filing of this quarterly report, the Company’s Chief Executive Officer and Treasurer (Chief Accounting Officer) concluded that the Company’s disclosure controls are effective for gathering and disclosing information as required for reports filed under the Securities and Exchange Act of 1934. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of this evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     The Company’s disclosure controls and procedures and internal controls provide reasonable, but not absolute, assurance that all deficiencies in design or operation of these control systems, or all instances of errors or fraud, will be prevented or detected. These control systems are designed to provide reasonable assurance of achieving the goals of these systems in light of our resources and nature of our business operations. These control systems remain subject to risks of human error and the risk that controls can be circumvented for wrongful purposes by one or more individuals in management or non-management positions.

PART II — OTHER INFORMATION

Item 6: Exhibits and Reports on Form 8-K

(1)	Registrant’s Condensed Financial Statements for the three months ended March 31, 2003 and 2002 are set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.

(2)	Calculation of loss per share for the three months ended March 31, 2003 and 2002, as set forth as “Exhibit II”.

(3)	Certification by Company’s CEO pursuant to 18 U.S.C. Section 1350, attached as Exhibit (99.1)

(4)	Certification by Company’s Treasurer pursuant to 18 U.S.C. Section 1350, attached as Exhibit (99.2)

Exhibit II:

VERAMARK TECHNOLOGIES, INC.

Calculations of Earnings (Loss) Per Share

	Three Months Ended
	March 31,

	2003	2002

Basic

Net Loss	$(205,078)	$(633,129)

Weighted Average Common Shares Outstanding	8,390,734	8,323,689

Net Loss Per Common Share	$(0.02)	$(0.08)

Diluted

Net Loss	$(205,078)	$(633,129)

Weighted Average Common Shares Outstanding	8,390,734	8,323,689

Additional Dilutive Effect of Stock Options and

Warrants after Application of Treasury Stock Method	—	—

Weighted Average Common Shares Outstanding	8,390,734	8,323,689

Net Loss per Common Share and Common Equivalent Share	$(0.02)	$(0.08)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERAMARK TECHNOLOGIES, INC.

REGISTRANT

Date: May 14, 2003

/s/ David G. Mazzella
David G. Mazzella
President and CEO

Date: May 14, 2003

/s/ Ronald C. Lundy
Ronald C. Lundy
Treasurer (Chief Accounting Officer)

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003	By: /s/David G. Mazzella

David G. Mazzella, Chairman and Chief Executive Officer

I, Ronald C. Lundy, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Veramark Technologies, Inc.

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003	By: /s/Ronald C. Lundy

Ronald C. Lundy, Treasurer