Form 10-Q
period 2003-06-30
VERAMARK TECHNOLOGIES INC
filed 2003-08-13
CIK 747605

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Quarterly Report Under Section 13 or 15 (d)
of the Securities Exchange Act of 1934
For Quarter Ended June 30, 2003

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

Yes      X        No

Indicate by check mark whether the Registrant is an accelerated filer (as defined by Rule 12b-2 of the Act).

Yes               No     X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of June 30, 2003

Common stock, par value $.10	8,432,051 shares

This report consists of 22 pages

INDEX

		Page

PART I	FINANCIAL INFORMATION

Item 1	Financial Statements

	Condensed Consolidated Balance Sheets -

	June 30, 2003 and December 31, 2002	3 - 4

	Condensed Consolidated Statements of Operations -

	Three and Six Months Ended June 30, 2003 and 2002	5

	Condensed Consolidated Statements of Cash Flows -

	Six Months Ended June 30, 2003 and 2002	6

	Notes To Condensed Consolidated Financial Statements	7 - 9

Item 2	Management’s Discussion and Analysis of Financial Condition

	and Results of Operations	10-14

Item 3	Quantitative and Qualitative Disclosures About Market Risk	14

Item 4	Controls and Procedures	14-15

PART II	OTHER INFORMATION

Item 5	Certification of Chief Executive Officer and Chief Accounting Officer	16

Item 6	Exhibits and Reports on Form 8-K	16

PART I — FINANCIAL INFORMATION

VERAMARK TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30,	December 31,
	2003	2002

ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$398,687	$623,194

Investments	991,807	924,682

Accounts receivable, trade (net of allowance for doubtful accounts of $80,000, for both periods)	1,234,388	1,135,776

Inventories, net	58,785	92,276

Prepaid expenses	186,024	182,630

Total Current Assets	2,869,691	2,958,558

PROPERTY AND EQUIPMENT

Cost	5,836,541	6,656,249

Less accumulated depreciation	(4,701,417)	(5,404,203)

Property and Equipment (Net)	1,135,124	1,252,046

OTHER ASSETS:

Software development costs (net of accumulated amortization of $722,493 and $2,985,453, respectively)	1,341,774	1,590,054

Pension related assets	2,374,565	2,303,580

Deposits and other assets	796,452	742,474

Total other assets	4,512,791	4,636,108

TOTAL ASSETS	$8,517,606	$8,846,712

See notes to Condensed Consolidated Financial Statements.

(Continued)

VERAMARK TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30,	December 31,
	2003	2002

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Accounts payable	$340,359	$265,184

Accrued compensation and related taxes	397,299	392,808

Deferred revenue	2,892,148	3,200,145

Capital lease obligation — current	15,204	17,334

Other accrued liabilities	123,955	167,808

Total Current Liabilities	3,768,965	4,043,279

Long term portion of capital leases	—	7,400

Pension obligation	3,785,431	3,625,000

Total Liabilities	7,554,396	7,675,679

STOCKHOLDERS’ EQUITY:

Common Stock, par value $.10; shares authorized, 40,000,000; shares issued and outstanding 8,512,276 and 8,470,959, respectively	851,228	847,096

Additional paid-in capital	21,737,965	21,686,196

Retained deficit	(21,257,031)	(20,976,502)

Accumulated other comprehensive income	16,805	—

Treasury stock (80,225 shares, at cost)	(385,757)	(385,757)

Total Stockholders’ Equity	963,210	1,171,033

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,517,606	$8,846,712

See notes to Condensed Consolidated Financial Statements.

(Continued)

VERAMARK TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2003	2002	2003	2002

NET SALES

Product Sales	$1,161,349	$1,355,135	$2,125,737	$2,326,047

Service Sales	1,791,165	1,712,970	3,576,798	3,380,898

Total Net Sales	2,952,514	3,068,105	5,702,535	5,706,945

COSTS AND OPERATING EXPENSES:

Cost of sales	429,245	624,539	889,822	1,164,399

Engineering and software development	630,659	718,907	1,250,657	1,443,338

Selling, general and administrative	1,973,819	2,048,781	3,851,351	4,067,766

Total Costs and Operating Expenses	3,033,723	3,392,227	5,991,830	6,675,503

LOSS FROM OPERATIONS	(81,209)	(324,122)	(289,295)	(968,558)

OTHER INCOME (EXPENSE)	5,758	(9,971)	8,766	1,336

LOSS BEFORE INCOME TAXES	(75,451)	(334,093)	(280,529)	(967,222)

INCOME TAXES	—	—	—	—

NET LOSS	$(75,451)	$(334,093)	$(280,529)	$(967,222)

NET LOSS PER SHARE

Basic	$(0.01)	$(0.04)	$(0.03)	$(0.12)

Diluted	$(0.01)	$(0.04)	$(0.03)	$(0.12)

See notes to Condensed Consolidated Financial Statements.

VERAMARK TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,

	2003	2002

OPERATING ACTIVITIES:

Net loss	$(280,529)	$(967,222)

Adjustments to reconcile net loss to net cash flows (used) provided by operating activities

Depreciation and amortization	418,772	768,777

Provision for bad debts	1,254	30,000

Provision for inventory obsolescence	24,996	12,500

Loss on disposal of fixed assets	1,003	18

Compensation expense-stock options	41,699	192,000

Repayment of note receivable	—	11,171

Changes in assets and liabilities

Accounts receivable	(99,866)	181,830

Inventories	8,495	(7,947)

Prepaid expenses	(3,394)	(219,558)

Deposits and other assets	(124,963)	(98,809)

Accounts payable	75,175	136,706

Accrued compensation and related taxes	4,491	(122,995)

Deferred revenue	(307,997)	130,269

Other accrued liabilities	(43,853)	(90,377)

Pension obligation	160,431	117,020

Net cash flows (used) provided by operating activities	(124,286)	73,383

INVESTING ACTIVITIES:

Purchase of investments	(50,320)	(58,263)

Additions to property and equipment	(54,573)	(12,109)

Net cash flows used by investing activities:	(104,893)	(70,372)

FINANCING ACTIVITIES:

Proceeds from exercise of stock options	5,555	—

Repayment of capital lease obligation	(9,530)	(7,927)

Proceeds from employee stock purchase plan	8,647	18,940

Net cash flows provided by financing activities	4,672	11,013

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(224,507)	14,024

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	623,194	633,138

CASH AND CASH EQUIVALENTS, END OF PERIOD	$398,687	$647,162

See notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) GENERAL

     The accompanying unaudited consolidated financial statements include all adjustments of a normal and recurring nature which, in the opinion of Company’s management, are necessary to present fairly the Company’s financial position as of June 30, 2003 and the results of its operations and cash flows for the three and six months ended June 30, 2003 and 2002.

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

     The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year’s operation.

(2)	INVENTORIES, NET

The composition of inventories at June 30, 2003 and December 31, 2002 was as follows:

	June 30,	December 31,
	2003	2002

Purchased parts and components	$47,913	$75,402

Work in process	992	10,344

Finished goods	9,880	6,530

	$58,785	$92,276

(3)	PROPERTY AND EQUIPMENT

The major classifications of property and equipment at June 30,2003, and December 31, 2002 were:

	June 30,	December 31,
	2003	2002

Machinery and equipment	$789,131	$788,131

Computer hardware and software	1,896,039	2,715,527

Furniture and fixtures	1,768,812	1,770,032

Leasehold improvements	1,382,559	1,382,559

	$5,836,541	$6,656,249

(4)	STOCK-BASED COMPENSATION

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

		Three Months Ended		Six Months Ended
		June 30,		June 30,

		2003	2002	2003	2002

Net loss	As reported	$(75,451)	$(334,093)	$(280,529)	$(967,222)

	Pro forma	$(201,927)	$(426,383)	$(577,528)	$(1,140,459)

Net loss per common share	As reported Basic	$(0.01)	$(0.04)	$(0.03)	$(0.12)

	Diluted	$(0.01)	$(0.04)	$(0.03)	$(0.12)

	Pro forma Basic	$(0.02)	$(0.05)	$(0.07)	$(0.14)

	Diluted	$(0.02)	$(0.05)	$(0.07)	$(0.14)

For purposes of the disclosure above, the fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2003 and 2002:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Dividend yield	—	—	—	—

Expected volatility	143.42%	137.65%	142.05%	137.65%

Risk-free interest rate	2.48%	4.13%	2.65%	4.29%

Expected life	5 years	5 years	5 years	5 years

(5)	TOTAL COMPREHENSIVE INCOME (LOSS)

Total comprehensive loss for three and six months ended June 30, 2003 and 2002 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Net loss	$(75,451)	$(334,093)	$(280,529)	$(967,222)

Other comprehensive income-unrealized gain on investments	3,142	—	16,805	—

Total comprehensive loss	$(72,309)	$(334,093)	$(263,724)	$(967,222)

(6)	INDEMNIFICATION OF CUSTOMERS

Our agreements with customers generally require us to indemnify the customer against claims that our software infringes third party patent, copyright, trademark or other proprietary rights. Such indemnification obligations are generally limited in a variety of industry-standard respects, including our right to replace an infringing product. As of June 30, 2003, we had not experienced any material losses related to these indemnification obligations and no material claims with respect thereto were outstanding. We do not expect significant claims related to these indemnification obligations, and consequently, we have not established any related reserves.

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

Results of Operations

     Sales for the Company’s second quarter ended June 30, 2003, of $2,952,514, were 4% lower than the sales of $3,068,105 realized for the same quarter of 2002, yet represents a 7% increase from sales of $2,750,021 achieved for the first quarter ended March 31, 2003. For the six months ended June 30, 2003, sales of $5,702,535 were virtually unchanged from the sales of $5,706,945 achieved for the first six months of 2002.

     The Company continues to realize increases in sales of core call accounting products and services. For the three months ended June 30, 2003, sales of call accounting products and services increased 7% from the same three month period of 2002. For the six months ended June 30, 2003, sales of call accounting products and services increased 12% from the sales achieved for the six months ended June 30, 2002. Call accounting sales accounted for 61% of total Company sales for both the three and six months ended June 30, 2003, versus 55% and 54% of total sales, respectively, for the same three and six months ended June 30, 2002. The increase in call accounting sales continue to be driven by the popularity of the Company’s eCAS™ product line, released from development in late 2001, and introduced into the sales channels in early 2002. During the second quarter of 2003, the Company announced that they had achieved two thousand unit sales of the web-based eCAS™ product since its launch, and that sales of eCAS™, which are targeted at primarily the small to mid-size business customer have improved each quarter since its initial launch. The success of the eCAS™ platform has allowed the Company to broaden it’s available channels of distribution. During the second quarter, the Company announced a new strategic distribution agreement with Tech Data Corporation, a leading provider of IT products, logistics management, and other value added services. Currently ranked 117th on the Fortune 500, Tech Data and its subsidiaries serve more than 100,000 technology resellers in the United States, Canada, the Caribbean, Latin America, Europe and the Middle East. The Company will distribute eCAS™ domestically through Tech Data’s Telephony Specialized Business Unit.

     Sales generated from the Company’s enterprise level product offerings, which primarily consists of the Quantum Series™, decreased 18% and 15%, respectively, for three and six months ended June 30, 2003, as compared to the same three and six month periods of 2002. Sales of enterprise level products have accounted for 33% of total sales through June 30, 2003, versus 38% for the first six months of 2002. The sales of enterprise-level products continue to be affected by current economic conditions, particularly as those conditions exist in the telecom marketplace, as customers continue to delay major capital expenditures.

     During the second quarter of 2003, the Company announced the release of VeraSMART™, the industry’s first totally web-based telemanagement platform. This first application available on the VeraSMART™ platform is a further expansion of the Company’s current call management capabilities, and allows the Company to target significantly larger multi-site business enterprises with large data volumes, well above the reach of the current eCAS™ product line. Future releases on VeraSMART™ platform will become the Company’s next generation replacement for the legacy Quantum Series™ enterprise product.

     Sales generated by the Company’s Service Bureau operations, which provides outsourced telemanagement solutions, increased 26% for the three months ended June 30, 2003, from the same three months period of 2002, accounting for 5% of total sales for the quarter. For the six months ended June 30, 2003, Service Bureau sales increased 13% from the six months ended June 30, 2002, accounting for 4% of total sales.

     For the three months ended June 30, 2003, sales derived from service and support activities accounted for 61% of total sales versus 56% of total sales for the three months ended June 30, 2002. For the six months ended June 30, 2003, sales from service and support activities accounted for 63% of total sales versus 59% for the six months ended June 30, 2002.

     The Company’s gross profit of $2,523,269, or 85% of sales, for the three months ended June 30, 2003, increased 3% from the gross profit margin of $2,443,566, or 80% of sales, for the three months ended June 30, 2002. For the six months ended June 30, 2003, the gross profit of $4,812,713, representing 84% of sales, increased by 6% from the gross profit of $4,542,546 for the same six month period of 2002. The improved gross profit reflects a reduction in amortization expenses associated with software development costs capitalized in prior years, and subsequently charged to cost of sales. Amortization expenses for the three and six months ended June 30, 2003 were 39% and 28% lower than the respective three and six months periods of 2002.

     Total operating expenses of $2,604,478, for the three months ended June 30, 2003, and $5,102,008 for the six months ended June 30, 2003, were reduced by 6% and 7%, respectively, from total operating expenses incurred of $2,767,688 and $5,511,104, for the three and six months ended June 30, 2002. The reduction in operating expenses reflects a lower staffing level throughout the first half of 2003, as compared to the same period of 2002, resulting in reductions in salary and benefit expenses.

     Engineering and software development expenses for the three months ended June 30, 2003, of $630,659, were 12% lower than the same quarter of 2002, and for the six months ended June 30, 2003, engineering and software development expenses of $1,250,657 were 13% lower than the expense incurred for the first six months of 2002. There were no development costs capitalized in the first six months of 2003 or 2002.

     Expenses incurred for selling, general and administrative expenses, for the three months ended June 30, 2003, decreased from $2,048,781 for the three month ended June 30, 2002, to $1,973,819, a reduction of 4%. For the six months ended June 30, 2003 expenses incurred for selling, general and administrative functions declined 5% from $4,067,766 in 2002, to $3,851,351 during 2003.

     The Company has significantly reduced its net losses during the first two quarters of 2003 from the operating losses incurred during the first half of 2002. For the three months ended June 30, 2003, the Company incurred a net loss of $75,451, or $0.01 per share, as compared with a net loss of $334,093, or $0.04 per share, for the same quarter of 2002. For the six months ended June 30, 2003, the net loss of $280,529, or $0.03 per share, was reduced from a net loss of $967,222, or $0.12 per share, for the six months ended June 30, 2002.

Liquidity and Capital Resources

     As of June 30, 2003, the Company’s total cash and investment position of $1,390,494 compares with a total cash and investment position of $1,547,876 at December 31, 2002. The reduction in cash position resulted from a combination of factors, including an increase in accounts receivable of $98,612, an increase in second quarter 2003 cash outflows primarily associated with the renewal of a number of business insurance premiums that typically come due in the second quarter, and a reduction in deferred revenues, resulting from the reduced sales of enterprise level products and services. Those services are generally paid in advance of the applicable service being provided.

     As mentioned above, accounts receivable increased from $1,135,776 at December 31, 2002, to $1,234,388 at June 30, 2003. This increase is attributable to the timing of cash receipts and does not reflect an observable change in payment trends from customers. Accordingly, no increase has been required to the provision for bad debts, which remains at approximately $80,000 at June 30, 2003, the same as at December 31, 2002.

     Inventories of $58,785 at June 30, 2003 have decreased from $92,276 at December 31, 2002, and no significant increases are anticipated for the remainder of 2003.

     Prepaid expenses of $186,024 at June 30, 2003 have increased from $182,630 at December 31, 2002, due to the renewal of a number of business insurance policies during the second quarter of 2003. The balance in prepaid expenses will decline throughout the second half of 2003 as the costs of those policies are charged against income over the balance of the year and early 2004.

     The cost value of property and equipment at June 30, 2003, totals $5,836,541, as compared with a total of $6,656,249 at December 31, 2002. The decrease in property and equipment values includes $54,573 of new capital equipment expenditures during the first six months of 2003, less the write-off of $874,281 of obsolete equipment no longer in service. The company has recorded a loss on the disposal of that equipment of approximately $1,000, which was charged against income during the first quarter of 2003.

     Software development costs, net of accumulated amortization, has decreased from $1,590,054 at December 31, 2002, to $1,341,774 at June 30, 2003, reflecting the amortization of $248,280 of development costs capitalized in prior years. No development costs have been capitalized during 2003.

     Pension assets which consist of the cash surrender value of life insurance policies and an intangible asset required to account for past service costs associated with the Company’s executive retirement plan, increased from $2,303,580 at December 31, 2002, to $2,374,565 at June 30, 2003. The increase is attributable to a growth in the cash surrender value of those policies.

     Total current liabilities of $3,768,965 at June 30, 2003 decreased 7% from the total current liabilities of $4,043,279 at December 31, 2002, with increases in accounts payable and accrued compensation expenses being offset by reductions in deferred revenues and other accrued liabilities.

     Accounts payable increased from $265,184 at December 31, 2002 to $340,359 at June 30, 2003. The increase in accounts payable results from the timing of payments to suppliers and does not reflect a change in Company policy with regard to payment practices. Accounts payable are expected to decrease during the third quarter of 2003.

     Accrued compensation, which includes accruals for salaries payable and fringe benefits, rose slightly during the first six months of 2003, from $392,808 at December 31, 2002, to $397,299 at June 30, 2003, due to a slightly higher accrual for wages payable required at the end of June 2003.

     Deferred revenue, which represents services for which the Company has billed customers, but for which it has not yet performed the associated services, decreased $307,997 from the December 31, 2002 balance of $3,200,145, to $2,892,148 at June 30, 2003. These services typically include training, installation and maintenance and support. All services currently deferred, are expected to be provided over the next twelve months, and recorded as sales revenue at that time. This decrease reflects the reduced sales of the Company’s enterprise level product, Quantum Series™, which typically include significant amounts of follow-on services for training, installation, customization and consulting services.

     Other accrued liabilities total $123,955 at June 30, 2003, have decreased by $43,853 from $167,808 at December 31, 2002. The decrease is attributable to a reduction in provisions required for expected legal and accounting fees, warranty costs and state sales taxes payable.

     Long-term obligations of the Company, which consist solely of an accrual to cover future expected pension costs of the Company’s executive retirement program increased from $3,625,000 at December 31, 2002 to $3,785,431 at June 30, 2003. As of June 30, 2003, the Company continues to remain free of borrowed debt.

     Stockholders’ Equity of $963,210 at June 30, 2003 compares with $1,171,033 at December 31, 2002. The reduction includes the net loss incurred for the six months ended June 30, 2003 of $280,529, offset by additions to equity from the exercise of employee stock options and stock purchased by employees through the Company’s Employee Stock Purchase Plan. During the second quarter of 2003, there were 12,250 stock options exercised, yielding proceeds to the Company of $5,555 and 29,067 shares of Company Common Stock purchased by employees at a cost of $8,647.

     Despite the operating loss incurred for the first six months of 2003, the Company believes that at its current operating expense levels, the current cash and investments on hand, and the absence of borrowed debt, sufficient resources are available to meet all financial obligations, as well as support current operating plans.

Accounting Pronouncements

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

     The Company’s overall policies with regard to revenue recognition are based on the terms of sale with the customer. The terms and arrangements vary by product and services provided, owing to the differing nature of the customers and channels. The Company believes its revenue recognition policies are appropriate in all circumstances, and that its policies are reflective of complexities arising from customer arrangements involving such features as maintenance, warranty agreements, license agreements, and other normal course of business arrangements.

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

Item 4 Controls and Procedures

     Based upon an evaluation as of the period covered by this quarterly report, the Company’s Chief Executive Officer and Treasurer (Chief Accounting Officer) concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There have been no changes in the Company’s internal controls over financial reporting, that occurred during the period covered by this quarterly report, that have materially affected, or are reasonable likely to materially affect the Company’s internal controls over financial reporting.

     The Company’s disclosure controls and procedures and internal controls over financial reporting provide reasonable, but not absolute, assurance that all deficiencies in design or operation of those control systems, or all instances of errors or fraud, will be prevented or detected. Those control systems are designed to provide reasonable assurance of achieving the goals of those systems in light of the Company’s resources and nature of the Company’s business operations. The Company’s disclosure controls and procedures and internal control over financial reporting remain subject to risks of human error and the risk that controls can be circumvented for wrongful purposes by one or more individuals in management or non-management positions.

PART II — OTHER INFORMATION

Item 5:	The Company’s Chief Executive Officer and Chief Accounting Officer have provided the certifications with respect to this Form 10-Q that are required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. These certifications have been filed as Exhibits 31.1 and 31.2 and Exhibits 32.1 and 32.2, respectively.

Item 6:	Exhibits and Reports on Form 8-K

(a)	Exhibits required by Item 601 of Regulation S-K

(I) Registrant’s Condensed Financial Statements for the three and six months ended June 30, 2003 and 2002 are set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.

(II) Calculation of loss per share for the three and six months ended June 30, 2003 and 2002, as set forth as “Exhibit II”

(31.1) Certification Pursuant to Rule 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2) Certification Pursuant to Rule 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1) Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2) Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports filed on 8-K during quarter for which report is filed

(1)	On May 15, 2003, the Company filed a Current Report on Form 8-K reporting that the Company issued a press release announcing the Company’s financial results for the first fiscal quarter ended March 31, 2003, a copy of such press release which was attached as Exhibit 99.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERAMARK TECHNOLOGIES, INC.

REGISTRANT

Date: August 13, 2003

/s/David G. Mazzella
David G. Mazzella
President and CEO

Date: August 13, 2003

/s/Ronald C. Lundy
Ronald C. Lundy
Treasurer (Chief Accounting Officer)

Exhibit II

VERAMARK TECHNOLOGIES, INC.

Calculations of Loss Per Common Share

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Basic

Net Loss	$(75,451)	$(334,093)	$(280,529)	$(967,222)

Weighted Average Common Shares Outstanding	8,394,314	8,326,954	8,392,524	8,325,332

Net Loss Per Common Share	$(0.01)	$(0.04)	$(0.03)	$(0.12)

Diluted

Net Loss	$(75,451)	$(334,093)	$(280,529)	$(967,222)

Weighted Average Common Shares Outstanding	8,394,314	8,326,954	8,392,524	8,325,332

Additional Dilutive Effect of Stock Options and Warrants after Application of Treasury Stock Method	—	—	—	—

Weighted Average Common Shares Outstanding	8,394,314	8,326,954	8,392,524	8,325,332

Net Loss per Common Share and Common Equivalent Share	$(0.01)	$(0.04)	$(0.03)	$(0.12)

Note: The Company has excluded all stock options from the diluted calculation as their effect would be anti-dilutive.