Form 10-Q
period 2003-09-30
VERAMARK TECHNOLOGIES INC
filed 2003-11-13
CIK 747605

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Quarterly Report Under Section 13 or 15 (d)
of the Securities Exchange Act of 1934
For Quarter Ended September 30, 2003

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

Yes      X        No

     Indicate by check mark whether the Registrant is an accelerated filer (as defined by Rule 12b-2 of the Act).

Yes                No     X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of September 30, 2003

Common stock, par value $.10	8,516,751 shares

This report consists of 23 pages

INDEX

		Pages

PART I	FINANCIAL INFORMATION

Item 1	Financial Statements

	Condensed Consolidated Balance Sheets - September 30, 2003 and December 31, 2002	3 - 4

	Condensed Consolidated Statements of Operations - Three and Nine Months Ended September 30, 2003 and 2002	5

	Condensed Consolidated Statements of Cash Flows - Nine Months Ended September 30, 2003 and 2002	6

	Notes To Condensed Consolidated Financial Statements	7 - 10

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11 - 15

Item 3	Quantitative and Qualitative Disclosures About Market Risk	16

Item 4	Controls and Procedures	16

PART II	OTHER INFORMATION

Item 5	Certification of Chief Executive Officer and Chief Accounting Officer	17

Item 6	Exhibits and Reports on Form 8-K	17

PART I — FINANCIAL INFORMATION

VERAMARK TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30,	December 31,
	2003	2002

ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$744,612	$623,194

Investments	997,314	924,682

Accounts receivable, trade (net of allowance for doubtful accounts of $70,000 and $80,000 respectively)	1,339,841	1,135,776

Inventories, net	25,488	92,276

Prepaid expenses	178,860	182,630

Total Current Assets	3,286,115	2,958,558

PROPERTY AND EQUIPMENT

Cost	5,830,855	6,656,249

Less accumulated depreciation	(4,763,067)	(5,404,203)

Property and Equipment (Net)	1,067,788	1,252,046

OTHER ASSETS:

Software development costs (net of accumulated amortization of $825,707 and $2,985,453, respectively)	1,451,034	1,590,054

Pension related assets	2,424,083	2,303,580

Deposits and other assets	838,674	742,474

Total other assets	4,713,791	4,636,108

TOTAL ASSETS	$9,067,694	$8,846,712

See notes to Condensed Consolidated Financial Statements	(Continued)

VERAMARK TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30,	December 31,
	2003	2002

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Accounts payable	$273,820	$265,184

Accrued compensation and related taxes	586,074	392,808

Deferred revenue	2,977,227	3,200,145

Capital lease obligation — current	10,868	17,334

Other accrued liabilities	176,709	167,808

Total Current Liabilities	4,024,698	4,043,279

Long term portion of capital lease obligation	—	7,400

Pension obligation	3,915,646	3,625,000

Total Liabilities	7,940,344	7,675,679

STOCKHOLDERS’ EQUITY:

Common Stock, par value $.10; shares authorized, 40,000,000; shares issued and outstanding 8,596,976 and 8,470,959, respectively	859,698	847,096

Additional paid-in capital	21,788,946	21,686,196

Retained deficit	(21,147,503)	(20,976,502)

Accumulated other comprehensive income	11,966	—

Treasury stock (80,225 shares, at cost)	(385,757)	(385,757)

Total Stockholders’ Equity	1,127,350	1,171,033

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,067,694	$8,846,712

See notes to Condensed Consolidated Financial Statements	(Concluded)

VERAMARK TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

NET SALES

Product Sales	$1,094,131	$1,024,305	$3,219,868	$3,350,351

Service Sales	1,823,048	1,648,324	5,399,846	5,029,223

Total Net Sales	2,917,179	2,672,629	8,619,714	8,379,574

COSTS AND OPERATING EXPENSES:

Cost of sales	458,332	557,569	1,348,154	1,721,968

Engineering and software development	432,449	726,747	1,683,106	2,170,085

Selling, general and administrative	1,920,823	2,020,180	5,772,174	6,087,946

Total Costs and Operating Expenses	2,811,604	3,304,496	8,803,434	9,979,999

INCOME (LOSS) FROM OPERATIONS	105,575	(631,867)	(183,720)	(1,600,425)

OTHER INCOME	3,953	4,061	12,719	5,397

INCOME (LOSS) BEFORE INCOME TAXES	109,528	(627,806)	(171,001)	(1,595,028)

INCOME TAXES	—	—	—	—

NET INCOME (LOSS)	$109,528	$(627,806)	$(171,001)	$(1,595,028)

NET INCOME (LOSS) PER SHARE

Basic	$0.01	$(0.07)	$(0.02)	$(0.19)

Diluted	$0.01	$(0.07)	$(0.02)	$(0.19)

See notes to Condensed Consolidated Financial Statements.

VERAMARK TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30,

	2003	2002

OPERATING ACTIVITIES:

Net loss	$(171,001)	$(1,595,028)

Adjustments to reconcile net loss to net cash flows (used) provided by operating activities

Depreciation and amortization	599,099	1,116,878

Provision for bad debts	(14,151)	52,500

Provision for inventory obsolescence	37,494	25,750

Loss on disposal of fixed assets	1,003	18

Compensation expense-stock options	57,953	224,000

Repayment of note receivable	—	11,171

Changes in assets and liabilities Accounts receivable	(189,914)	180,592

Inventories	29,294	(8,695)

Prepaid expenses	3,770	(258,507)

Deposits and other assets	(216,703)	(100,143)

Accounts payable	8,636	47,755

Accrued compensation and related taxes	193,266	63,539

Deferred revenue	(222,918)	507,851

Other accrued liabilities	8,901	(63,695)

Pension obligation	290,646	154,736

Net cash flows provided by operating activities	415,375	358,722

INVESTING ACTIVITIES:

Purchase of investments	(60,666)	(329,286)

Additions to property and equipment	(64,350)	(27,534)

Capitalized software development costs	(212,474)	—

Net cash flows used by investing activities	(337,490)	(356,820)

FINANCING ACTIVITIES:

Proceeds from exercise of stock options	48,752	—

Repayment of capital lease obligation	(13,866)	(11,839)

Proceeds from employee stock purchase plan	8,647	18,940

Net cash flows provided by financing activities	43,533	7,101

NET INCREASE IN CASH AND CASH EQUIVALENTS	121,418	9,003

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	623,194	633,138

CASH AND CASH EQUIVALENTS, END OF PERIOD	$744,612	$642,141

See notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) GENERAL

     The accompanying unaudited consolidated financial statements include all adjustments of a normal and recurring nature which, in the opinion of Company’s management, are necessary to present fairly the Company’s financial position as of September 30, 2003, the results of its operations for the three and nine months ended September 30, 2003 and 2002, and cash flows for the nine months ended September 30, 2003 and 2002.

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

     The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year’s operation.

(2) INVENTORIES, NET

     The composition of inventories at September 30, 2003 and December 31, 2002 was as follows:

	September 30,	December 31,
	2003	2002

Purchased parts and components	$9,459	$75,402

Work in process	7,944	10,344

Finished goods	8,085	6,530

	$25,488	$92,276

(3) PROPERTY AND EQUIPMENT

     The major classifications of property and equipment at September 30, 2003, and December 31, 2002 were:

	September 30,	December 31,
	2003	2002

Machinery and equipment	$789,131	$788,131

Computer hardware and software	1,890,353	2,715,527

Furniture and fixtures	1,768,812	1,770,032

Leasehold improvements	1,382,559	1,382,559

	$5,830,855	$6,656,249

(4)	STOCK-BASED COMPENSATION

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

The Company accounts for stock-based compensation in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation.” As permitted by SFAS No. 123, the Company continues to measure compensation for such plans using the intrinsic value based method of accounting, prescribed by Accounting Principles Board (APB), Opinion No. 25, “Accounting for Stock Issued to Employees.” Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates for awards consistent with the method of SFAS No. 123, the Company’s net income (loss) and net income (loss) per common share would have been adjusted to the pro forma amounts indicated below:

		Three Months Ended		Nine Months Ended
		September 30,		September 30,

		2003	2002	2003	2002

Net income (loss)	As reported	$109,528	$(627,806)	$(171,001)	$(1,595,028)

	Pro forma	$45,287	$(899,474)	$(532,240)	$(2,039,933)

Net income (loss) per common share	As reported

	Basic	$0.01	$(0.07)	$(0.02)	$(0.19)

	Diluted	$0.01	$(0.07)	$(0.02)	$(0.19)

	Pro forma

	Basic	$0.01	$(0.11)	$(0.06)	$(0.24)

	Diluted	$0.01	$(0.11)	$(0.06)	$(0.24)

For purposes of the disclosure above, the fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2003 and 2002:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Dividend yield	—	—	—	—

Expected volatility	145.91%	137.65%	142.68%	137.65%

Risk-free interest rate	3.11%	3.00%	2.72%	4.25%

Expected life	5 years	5 years	5 years	5 years

(5)	COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) for three and nine months ended September 30, 2003 and 2002 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net income (loss)	$109,528	$(627,806)	$(171,001)	$(1,595,028)

Other comprehensive income (loss) - unrealized gain (loss) on investments	(4,839)	—	11,966	—

Comprehensive income (loss)	$104,689	$(627,806)	$(159,035)	$(1,595,028)

(6)	NET INCOME (LOSS) PER SHARE (EPS)

Basic EPS excludes dilution and is computed by dividing net income (loss) by the weighted average number of shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The dilutive effect of outstanding options issued by the Company are reflected in diluted EPS using the treasury stock method. Under the treasury stock method, options will only have a dilutive effect when the average market price of common stock during the period exceeds the exercise price of the options.

The Company’s calculation of income (loss) per share is calculated as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Basic

Net Income (Loss)	$109,528	$(627,806)	$(171,001)	$(1,595,028)

Weighted Average Common Shares Outstanding	8,461,134	8,360,825	8,415,394	8,337,156

Net Income (Loss) Per Common Share	$0.01	$(0.07)	$(0.02)	$(0.19)

Diluted

Net Income (Loss)	$109,528	$(627,806)	$(171,001)	$(1,595,028)

Weighted Average Common Shares Outstanding	8,461,134	8,360,825	8,415,934	8,337,156

Additional Dilutive Effect of Stock Options and Warrants after Application of Treasury Stock Method	933,524	—	—	—

Weighted Average Common Shares Outstanding Assuming Dilution	9,394,658	8,360,825	8,415,394	8,337,156

Net Income (Loss) per Common Share	$0.01	$(0.07)	$(0.02)	$(0.19)

(7)	INDEMNIFICATION OF CUSTOMERS

Our agreements with customers generally require us to indemnify the customer against claims that our software infringes third party patent, copyright, trademark or other proprietary rights. Such indemnification obligations are generally limited in a variety of industry-standard respects, including our right to replace an infringing product. As of September 30, 2003, we had not experienced any material losses related to these indemnification obligations and no material claims with respect thereto were outstanding. We do not expect significant claims related to these indemnification obligations, and consequently, we have not established any related reserves.

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

Results of Operations

     For the Company’s third quarter ended September 30, 2003, sales of $2,917,179 increased 9% from sales of $2,672,629 recorded for the quarter ended September 30, 2002. For the nine months ended September 30, 2003, sales of $8,619,714 increased 3% from sales of $8,379,574 achieved for the same nine month period of 2002.

     The increase in overall sales continues to be attributable to strong market acceptance of the Company’s eCAS™ product, sales of which have increased every quarter since its initial launch in the fourth quarter of 2001. Sales of call accounting products and services increased 30% for the quarter ended September 30, 2003, when compared to the same quarter of 2002, and 17% for the nine months ended September 30, 2003, from the same nine month period of 2002. Call accounting products and services accounted for 61% of the Company’s total sales for the nine months ended September 30, 2003, versus 54% of sales for the nine months ended September 30, 2002.

     Sales of the Company’s enterprise level products continue to be adversely impacted by the current economic conditions that have caused potential customers to delay major capital expenditures. Sales of enterprise level products have declined 20% and 14% respectively for the three and nine month periods ended September 30, 2003, as compared to the same three and nine month periods of 2002. Enterprise level products have accounted for 33% of year-to-date 2003 sales, compared to 39% of total sales for the first nine months of 2002. During the second quarter of 2003, the Company announced the release of VeraSMART™, the industry’s first totally web-based Enterprise Telemanagement platform. The first application available on the new VeraSMART™ platform is an expansion of the Company’s current call management capabilities, allowing the Company to target significantly larger multi-site business enterprises with very large data volumes, well above the capacity of the current eCAS™ product line. Veramark is currently developing additional modules which will expand the features and functionality of the enterprise platform, a process which will enable the Company to eventually replace its current Quantum Series™ product.

     Sales generated by the Company’s Service Bureau continued to grow at a steady rate, increasing 19% for the three months ended September 30, 2003 and 15% for the nine months ended September 30, 2003, when compared to the same three and nine month periods of 2002. Outsourcing allows companies to reap the benefits of controls on their telemanagement expenses without significant investment in equipment or internal staff to carry out those functions.

     The company continues to experience an increasing proportion of its revenues from post-sale activities, which typically include maintenance, installation, training, customization, and database services. For the nine months ended September 30, 2003, sales generated from these post-sale activities accounted for 63% of the Company’s total sales, as compared with 60% a year ago.

     Gross profit margins of 84% of sales for both the three and nine months ended September 30, 2003 increased from 79% of sales for both the three and nine months ended September 30, 2002. The improved margins reflect lower amortization costs associated with development efforts capitalized in prior years.

     Net engineering and software development expenses of $432,449 for the three months ended September 30, 2003 are 40% lower than the engineering and development expense of $726,747 incurred for the same quarter of the prior year, and 22% below the prior year levels for the nine months ended September 30, 2003, as compared to 2002. The reduction in net expenses reflects in part the capitalization of $212,474 of software development costs in the third quarter of 2003 associated with the expansion of the Company’s new enterprise level platform, which will become the Company’s next generation replacement to the existing Quantum Series™ product. The chart below summarizes gross engineering and development expenses, amounts capitalized, and net engineering and development costs included in the Company’s Statements of Operations for the three and nine months ended September 30, 2003 and 2002:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Gross Engineering and Software Development Expense	$644,923	$726,747	$1,895,580	$2,170,085

Less: Development Costs Capitalized	(212,474)	(-)	(212,474)	(-)

Net Engineering and Software Development Expense	$432,449	$726,747	$1,683,106	$2,170,085

     Selling, general and administrative expenses incurred of $1,920,823, for the three months ended September 30, 2003 and $5,772,174 for the nine months ended September 30, 2003 declined by 5% from expense levels of $2,020,180 and $6,087,946, for the three and nine months ended September 30, 2002. The decreased costs reflect a reduction in expenses for salaries, benefits and travel costs realized as a result of lower staffing levels throughout 2003 as compared to 2002.

     The Company recorded a net profit of $109,528, or $0.01 per diluted share, for the three months ended September 30, 2003, as compared with a net loss of $627,806 or a loss of $0.07 per share, for the three months ended September 30, 2002. For the nine months ended September 30, 2003, the Company’s accumulated net loss of $171,001, or $0.02 per share, reflects a significant improvement from the net loss of $1,595,028 or $0.19 per share incurred for the first nine months of 2002.

Liquidity and Capital Resources

     As of September 30, 2003, the Company’s total cash and investment position was $1,741,926, an increase of $351,432, or 25%, from the June 30, 2003 total cash and investment position of $1,390,494, and an increase of 13% from the December 31, 2002 balance of $1,547,876.

     Accounts receivable at September 30, 2003 of $1,339,841 have increased 18% from the December 31, 2003 balance of $1,135,776, due to increased sales volumes in the third quarter of 2003. The increase in accounts receivable does not reflect any negative change in payment trends from customers. The allowance for bad debts has been reduced from $80,000 at December 31, 2002 to $70,000 at September 30, 2003 based on an improvement in the overall aging of receivables.

     Prepaid expenses, which consist primarily of maintenance contracts on specified equipment used throughout the Company and the unutilized portion of current business insurance premiums have decreased from $182,630 at December 31, 2002 to $178,860 at September 30, 2002. This balance is expected to decline further in the fourth quarter of 2003, as the costs of those contracts and policies are charged against income.

     During the third quarter of 2003, the Company purchased capital equipment at a cost of $9,777. Year to date through September 30, 2003, capital expenditures total $64,350. The Company has recently begun a program of replacing and upgrading computer equipment within engineering, development, and sales and support functions, the result of which will be a higher level of capital spending throughout the next two quarters. Earlier in 2003 the Company wrote-off $874,281, representing the original purchase price of obsolete equipment, no longer in use, recording a loss of approximately $1,000 on the disposal of that equipment.

     Software development costs of $1,451,034 at September 30, 2003 have declined from $1,590,054 at December 31, 2002; these costs, however, will increase throughout the fourth quarter of 2003, due to the requirement to capitalize development costs of the Company’s new enterprise level platform. For the nine months ended September 30, 2003, the Company has amortized $351,494 of previously capitalized development costs, and capitalized $212,474 of current third quarter 2003 development costs.

     Pension related assets, which consist of the cash surrender value of life insurance policies and an intangible asset required to account for past service costs associated with the Company’s executive retirement plan, increased from $2,303,580 at December 31, 2002, to $2,424,083 at September 30, 2003. The increase is attributable to a growth in the cash surrender value of those policies.

     Accounts payable at September 30, 2003 of $273,820 were reduced from the June 30, 2003 balance of $340,529, and are comparable to the December 31, 2002 balance of $265,184. The Company continues to remain current with all vendors and suppliers.

     Accrued compensation and related taxes, which consists primarily of accruals for salaries payable, commissions payable, and fringe benefits, has increased from $392,808 at December 31, 2002 to $586,074 at September 30, 2003. The increase is attributable to the timing of the Company’s bi-weekly payroll processing, and an increase in accruals required for fringe benefits and commissions payable. The Company expects the balance in accrued compensation to decline during the fourth quarter of 2003.

     Deferred revenue, which represents services for which the Company has billed customers, but for which it has not yet performed the associated services, decreased $222,918 from the December 31, 2002 balance of $3,200,145 to $2,977,227 at September 30, 2003. These services typically include training, installation and maintenance and support. All services currently deferred, are expected to be provided over the next twelve months, and recorded as sales revenue at the time service is actually rendered. The decrease in deferred revenue reflects the reduced sales of the Company’s Quantum Series™ enterprise level product, which typically include significant amounts of follow-on services for training, installation, customization and consulting services.

     Other accrued liabilities total $176,709 at September 30, 2003 and have increased from $167,808 at December 31, 2002 due to an increase in provisions required for state sales taxes due as a result of a recent audit of sales and use tax by the State of New York.

     Long-term obligations of the Company, which consist solely of an accrual to cover future expected pension costs of the Company’s executive retirement program increased from $3,625,000 at December 31, 2002 to $3,915,646 at September 30, 2003. As of September 30, 2003, the Company continues to remain free of debt.

     Stockholders’ Equity of $1,127,350 at September 30, 2003 compares with $1,171,033 at December 31, 2002. The reduction includes the net loss incurred for the nine months ended September 30, 2003 of $171,001, offset by additions to equity from the exercise of employee stock options and stock purchased by employees through the Company’s Employee Stock Purchase Plan. During the third quarter of 2003, there were 84,700 stock options exercised, yielding proceeds to the Company of $36,421.

     Despite the net loss incurred for the first nine months of 2003, the Company believes that at its current operating expense levels, the current cash and investments on hand, and the absence of borrowed debt, sufficient resources are available to meet all financial obligations, as well as support current operating plans.

Accounting Pronouncements

     In April 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. This amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. This statement clarifies the accounting guidance on derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. The standard is effective for contracts entered into or modified after June 30, 2003. The adoption of this standard has not had a material impact on the Company’s financial condition or results of operations.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with characteristics of both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within the scope of SFAS No. 150 as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. This statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. The adoption of this standard has not had a material impact on the Company’s financial condition or results of operations.

     On January 17, 2003 the FASB issued Financial Interpretation No. 46, “Consolidation of Variable Interest Entities.” The objective of Financial Interpretation No. 46 is to improve financial reporting by companies involved with variable interest entities. Financial Interpretation No. 46 changes certain consolidation requirements by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements apply to entities created before February 1, 2003, no later than the beginning of the first fiscal year or interim period beginning after December 15, 2003, as amended by FASB Staff Position Financial Interpretation 46-6. The Company does not expect the adoption of this standard to have a material impact on its financial condition or results of operations.

Critical Accounting Policies

     The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported therein. The most significant of these involving difficult or complex judgments in 2003 include:

•	Revenue recognition

•	Capitalization of software development costs

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

Item 4 Controls and Procedures

     Based upon an evaluation as of the end of the period covered by this quarterly report, the Company’s Chief Executive Officer and Treasurer (Chief Accounting Officer) concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There have been no changes in the Company’s internal controls over financial reporting, that occurred during the period covered by this quarterly report, that have materially affected, or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

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

     (a)  Exhibits required by Item 601 of Regulation S-K

(I) Registrant’s Condensed Financial Statements for the three and nine months ended September 30, 2003 and 2002 are set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.

(II) Calculation of income (loss) per share for the three and nine months ended September 30, 2003 and 2002, as set forth as “Exhibit II”.

(31.1) CEO Certification Pursuant to Rule 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2) Treasurer Certification Pursuant to Rule 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1) CEO Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2) Treasurer Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)  Reports filed on 8-K during quarter for which report is filed

(1)	On August 15, 2003, the Company filed a Current Report on Form 8-K reporting that the Company issued a press release announcing the Company’s financial results for the second fiscal quarter ended June 30, 2003, a copy of such press release, which was attached as Exhibit 99.1.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERAMARK TECHNOLOGIES, INC.

REGISTRANT

Date: November 13, 2003

/s/ David G. Mazzella
David G. Mazzella
Chairman and Chief Executive Officer

Date: November 13, 2003

/s/ Ronald C. Lundy
Ronald C. Lundy
Treasurer and Chief Accounting Officer

Exhibit II

VERAMARK TECHNOLOGIES, INC.

Calculations of Income (Loss) Per Common Share

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Basic

Net Income (Loss)	$109,528	$(627,806)	$(171,001)	$(1,595,028)

Weighted Average Common Shares Outstanding	8,461,134	8,360,825	8,415,394	8,337,156

Net Income (Loss) Per Common Share	$0.01	$(0.07)	$(0.02)	$(0.19)

Diluted

Net Income (Loss)	$109,528	$(627,806)	$(171,001)	$(1,595,028)

Weighted Average Common Shares Outstanding	8,461,134	8,360,825	8,415,934	8,337,156

Additional Dilutive Effect of Stock Options and Warrants after Application of Treasury Stock Method	933,524	—	—	—

Weighted Average Common Shares Outstanding Assuming Dilution	9,394,658	8,360,825	8,415,394	8,337,156

Net Income (Loss) per Common Share	$0.01	$(0.07)	$(0.02)	$(0.19)