Form 10-K
period 2003-12-31
VERAMARK TECHNOLOGIES INC
filed 2004-03-30
CIK 747605

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2003

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

Common Stock, $.10 Par Value

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [ ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X]   NO [ ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined by Rule 12b-2 of the Act). YES [ ]   NO [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 29, 2004 was $17,848,158.

     The number of shares of Common Stock, $.10 par value, outstanding on February 29, 2004 was 8,562,829.

DOCUMENTS INCORPORATED BY REFERENCE

PART I	-		None

PART II	-		None

		Item 10	Portions of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held May 13, 2004, under the headings “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

		Item 11	Portions of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held May 13, 2004, under the heading “Executive Compensation.”

		Item 12	The tables contained in portions of the information under the headings of “Election of Directors” and “Stock Options” of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held May 13, 2004.

		Item 13	Portions of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held May 13, 2004, under the heading “Certain Relationships and Related Transactions.”

		Item 14	Portion of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held May 13, 2004, under the heading “Audit Fees and Services.”

FORWARD-LOOKING STATEMENTS

In addition to historical information, certain sections of this Form 10-K may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Act”), that discuss the Company’s beliefs, expectations or intentions or those pertaining to the Company’s operations, markets, products, services, price and performance. Forward-looking statements and the success of the Company, generally involve numerous risks and uncertainties such as trends of the economy, including interest rates, income tax laws, governmental regulations, legislation and those risk factors discussed elsewhere in this report and the Company’s filings under the Act. The Company cannot guarantee that any forward-looking statement will be accurate, although the Company believes that it has been reasonable in its expectations and assumptions. Forward-looking statements are subject to the risks identified in “Issues and Risks” and elsewhere in this report. Readers are cautioned not to place undue reliance on forward-looking statements and are advised to review the risks identified in “Issues and Risks” and elsewhere in this report. The Company has no obligation to update forward-looking statements.

PART I

Item 1 Business

     Veramark Technologies, Inc. (the “Company” or “Veramark”), was incorporated originally under the name MOSCOM Corporation in New York in January 1983 and reincorporated in Delaware in 1984. The Company’s name was changed to Veramark Technologies, Inc., on June 15, 1998. The Company merged with the privately-owned Angeles Group, Inc., on January 7, 2000.

     Veramark produces a broad range of communications cost management systems for users of IP-based and circuit-switched private branch exchange (PBX) networks. These products utilize industry standard databases and dynamic reports to reduce telephone usage costs, identify equipment locations and status, eliminate telecom fraud, and deliver online corporate directory information. Veramark’s products consist primarily of web-based software applications that run on personal computers or servers that use Microsoft Windows operating systems and Microsoft SQL Server database management. Target end- user customers range from small businesses with 20 employees to the largest organizations in industry, government, finance, and health care encompassing hundreds of locations with over 100,000 employees.

     Veramark is one of the world’s leading producers of call accounting systems and has sold, since its incorporation, nearly 100,000 of these systems, and related products, to customers in more than 80 countries. Veramark’s call accounting systems are sold through leading manufacturers and resellers of telephone systems including Avaya, SBC, ScanSource/Catalyst Telecom, VodaOne, Jenne Communications, Sprint/North Supply, and Graybar.

     In addition to call management, Veramark’s enterprise telemanagement systems provide cable management, invoice and asset management, flexible directory applications, and work order management. Due to their higher levels of complexity and cost, these more comprehensive systems are primarily sold to end users on a direct basis.

Products and Services

eCAS™

     Veramark’s totally web-based eCAS™ Call Accounting software system connects to business telephone systems (PBXs, IP-PBXs, Key Systems, etc.) to collect, store, and rate information on every telephone call made or received.

     eCAS gives businesses easy access to detailed information on telephone usage including the dialed or incoming telephone number, calling or receiving extension, call duration, time of day, destination, trunk used, and cost of each call. The eCAS software provides this essential information in graphical, summary and detailed report formats, without monitoring the content of actual phone conversations.

     The primary appeal of eCAS is that clients save an average of 10–30% through heightened awareness and proactive management of their network usage. As a result, the cost of an eCAS system can generally be recovered through direct expense reduction in less than one year.

     In addition to call management, the eCAS software is frequently purchased and used for other valuable reasons including:

•	Improving business security through alarms and reports that identify called parties or incoming calls that can threaten employees or the entire organization (e.g. bomb threats);

•	Evaluating employee productivity and detecting unauthorized use of company phones for personal calls or 900 numbers;

•	Traffic analysis used to optimize network performance and better project network capacity requirements, and to determine the best long distance carrier plans based on usage trends;

•	Allocating telephone expense to specific cost centers or clients based on actual use;

•	Producing revenues by reselling phone services to third-parties (e.g., tenants); and

•	Detecting fraudulent use of the phone system by hackers.

     The eCAS product, released in October 2001, was the first and only fully web-based system in the market at that time. The eCAS software is installed on the client’s network and accessed entirely through a standard Internet browser, such as Microsoft Internet Explorer or Netscape Navigator. This architecture allows clients to administer the system from virtually anywhere, without the added cost and inconvenience of additional client software. The eCAS systems high-performance reporting engine delivers all reports electronically to the Internet browser, allowing the user to readily view and manipulate the information and making the data more useful for understanding cost, usage, security, and productivity trends. The eCAS system collects and processes call records from up to 100 different remote locations and can be deployed in business environments that range from 20 to 10,000 extensions. Avaya, their distributors, and resellers sell a private label version of the eCAS system.

     The eCAS product has allowed the Company to broaden its channels of distribution as well as increase sales to existing channels and direct end-user customers. To the Company’s knowledge, the eCAS solution remains as the only completely web-based solution available in the market today.

     Clients running the eCAS software with multiple locations have the option to use Veramark’s Pollable Storage Unit (PSU). The PSU is a solid-state device that collects data from circuit-switched PBXs and Key Systems and stores the data until polled by the call accounting system. Veramark’s Service Bureau clients also use these devices extensively.

     PBX fraud detection systems address a problem estimated to exceed $1 billion annually the theft of telephone service through PBX “hacking” and employee abuse. All of Veramark’s call accounting systems allow businesses to detect potential fraud/abuse through the use of dynamic user-defined criteria that when met or exceeded result in an email alarm. Upon receipt of a fraud alarm, the business can take corrective action to minimize loss. Through use of these products, businesses receive 24-hour protection against fraud.

VeraSMART®

     Our next generation Quantum Series® software solution, VeraSMART®, is a highly modular solution that takes advantage of its totally web-based design to quickly and effectively deliver essential information to the people who need it. The modularity of the system allows clients to pick and choose the modules they need today, while keeping an eye on what the future may hold.

     Released in the second quarter of 2003, VeraSMART 1.0 contained SMART Call Accounting, the first module to harness the speed and flexibility of our new totally web-based platform. SMART Call Accounting brought the ease and power of web-based software to enterprise-level telecom usage monitoring and tracking. The launch of the VeraSMART 1.0 product gave enterprise customers unprecedented ability to see and control their telecommunications usage expenses.

The VeraSMART 2.0 software, scheduled for release in the third quarter of 2004, brings even more ease and power to enterprise cost management. In addition to SMART Call Accounting, VeraSMART 2.0 software contains four additional modules, each designed to pinpoint and facilitate an important aspect of communications management. The VeraSMART 2.0 software modules include:

•	SMART Directory, the central repository for personnel and organization data. It provides a complete personnel profile that includes location and affiliation to cost centers within the corporate structure. It also provides the tools for system-wide configuration, security, reports, and database/system-wide diagnostic utilities.

•	SMART Online Directory, which provides quick, customizable desktop access to key contacts and personnel information contained in the SMART Directory module. Corporate users can maintain their own phone listings, which may consist of any company entries plus personal numbers they might wish to add.

•	SMART Allocation, which allows the user to accurately distribute fixed charges on a one-time, recurring and pro-rated basis for equipment, services, and more to any individual or group. Because it has the ability to distribute any charges, it can provide a complete picture of all telecom costs.

•	SMART Invoice Management, which allows the allocation of outside vendor charges by individual, logical functional group or customized distribution list. SMART Invoice Management gives you the power to track and analyze all your communications costs, helping you prevent overpayments, while identifying areas for potential savings.

In future versions of the VeraSMART product, we will continue to expand the features and capabilities of our powerful new totally web-based platform. VeraSMART software Version 3.0, for example, is being developed to feature the automated import of invoices from electronic media (disks, CDs, etc.) and expanded reporting on invoices and charges. Other modules being considered for future addition to the VeraSMART platform are Work Order/Trouble Ticket, Asset Management, and Cable Management.

Quantum Series ™®

     The target market for Veramark’s Quantum Series® product is Fortune 1000 companies and comparably sized organizations in health care, utilities, financial services and government sectors. This flexible and highly modular telemanagement system employs a central directory system and relational database that features user-definable database views and customized reports. The suite offers a wide variety of billing and facilities management tools that can be used as standalones or in combination, thereby allowing clients to customize a solution to their specific business needs. The suite includes:

•	Directory links each module to the person who “owns” the part or circuit and associates proper cost allocation to the department. It can maintain personal information as well as pictures. An optional Directory Assistance module assists phone operators, security, reception, or the mailroom in rapidly locating employees and services.

•	Call-Master is a high-performance call accounting module that tracks telephone usage and detects telecommunications fraud/abuse. Of particular interest is the ability to combine data collected from PBXs with data gathered from carriers or other third parties. Data is collected using a customized Vendor Data Interface that captures and tracks detailed call records directly from vendor bills (cellular phones, credit card calls, and private lines). Typical clients process up to 20 million calls per month collected from over 50 different locations.

•	Phone Bill automates the electronic receipt of bills from local and long distance service providers, merges these billing statements, and translates them into an easy-to-understand statement of external network charges. The benefit of phone bill management is measurable cost savings through detection of billing errors.

•	Consolidated Billing provides internal network users and clients with a consolidated bill for network usage, trunk charges, special charges, taxes, and other recurring and non-recurring network services. Clients can customize the format of internally generated bills and provide interfaces to General Ledger and Accounts Payable systems.

•	Inventory manages the allocation and maintenance of telephones, LAN equipment, videoconferencing systems, and other voice, data and imaging apparatus, along with related warranty cost and vendor information.

•	Cable-Master manages network connections and tracks circuits and network connectivity throughout a building or campus and determines who is affected by a cable break or failure of network resources. The AutoCAD and Visio interfaces map network circuit connections to existing facilities drawings and provides routing options for new cables.

•	Work Order/Trouble Ticket accelerates the provisioning of network service changes, improves the accuracy of requests for moves, adds and changes (MACs), and quickly routes trouble reports to the appropriate network technicians.

Outsourced Solutions Group

     For companies that recognize the benefits of telemanagement, but lack the means or desire to utilize internal staff and equipment to perform it, Veramark’s Outsourcing team provides completely hosted or partially hosted (e.g., software application service provider) solutions. Using the same telemanagement tools developed by Veramark for licensed software customers, Veramark can remotely poll, process, and report on telecommunications activity and data, then provide comprehensive reports and analysis in a variety of formats. Outsourced Solution customers can access their data remotely and securely by Internet login, email, fax, or CD-ROM. Clients that opt for outsourced solutions generally sign multi-year contracts and pay for services monthly based total call records processed and delivery of other value-added services.

Professional Services and Maintenance

     To varying degrees, all of the Company’s products offer an opportunity to provide professional services to customers on a fee basis. These sales typically include installation, implementation, and training services, and often include software customization and data conversion services. The vast majority of active users of Veramark’s products pay annual maintenance fees, which entitle them to post warranty support via telephone or modem as well as new software service pack releases. Annual fees for maintenance range from 15–30% of the original software license fee, depending upon the hours and priority of support and whether a distributor plays an intermediary support role.

Marketing and Sales

     Veramark’s marketing and sales personnel are located at its headquarters in Pittsford, New York, and 7 locations throughout the United States.

     Veramark’s marketing and distribution strategy is founded on building mutually beneficial relationships with companies that have established distribution networks. The nature of the relationship varies depending on the product and market. Some sell privately labeled, customized products developed and manufactured by Veramark to their specific specifications, while others resell Veramark’s products.

     Veramark’s marketing strategy is focused on telephone switch vendors, equipment and system resellers, system integrators, consultants, and providers of telephone services. A partial listing of companies privately labeling or reselling Veramark products follows:

      Telecommunications Equipment Manufacturers

•	Avaya

      Distributors

•	Graybar

•	Jenne Communications

•	Scansource

•	Voda One

•	Solitaire Communications, Ltd.

Telephone Service Providers

•	Sprint/North Supply

•	SBC

•	AT&T

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

Backlog

     At December 31, 2003, Veramark had a backlog of $968,859, all of which is expected to be recognized as revenue during 2004. Backlog as of December 31, 2002 was $3,507,426. Backlog is not deemed to be a material indicator of 2004 revenues.

     The Company’s policy is to recognize orders only upon receipt of purchase orders.

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

     With respect to all of Veramark’s products, some competing firms have greater name recognition and more financial, marketing, and technological resources than Veramark. Competition in the industry is based on price, product performance, breadth of product line, and customer service. Veramark believes its products are priced competitively based upon their performance and functionality. We also believe that our services organization effectively and efficiently differentiates Veramark from that of competition. However, Veramark does not strive to be consistently the lowest priced supplier in its markets. Historically, prices for application software have declined rapidly in the face of competition. Increased competition for the Company’s software products could adversely affect the Company’s sales volume and profits.

Employees

     As of February 29, 2004, Veramark employed 108 full-time personnel. Veramark’s employees are not represented by any labor unions.

Item 2 Properties

     The Company’s principal administrative office and manufacturing facility is located in a one-story building in Pittsford, New York. Veramark presently leases approximately 65,000 square feet of the building, of which approximately 8,600 square feet is currently sub-let. The term of the lease expires on October 31, 2007.

     As of February 1, 2004, the Company also occupies 3,819 square feet of a building in Westlake Village, California, pursuant to a lease that expires on March 31, 2007.

Item 3 Legal Proceedings

     There are no material pending legal proceedings to which the Company is a party or of which any of its property is the subject.

Item 4 Submission of Matters to a Vote of Security Holders

     None.

PART II

Item 5 Market for the Registrant’s Common Stock and Related Stockholder Matters

     Veramark Common Stock, $0.10 par value, is traded on the Over The Counter Bulletin Board (OTCBB) (symbol: VERA.OB). As of the opening of business on June 3, 2002, the Company’s Common Stock was no longer listed on the NASDAQ Small Cap Market. The following quotations are furnished by NASDAQ through the OTCBB for the periods indicated. The quotations reflect inter-dealer prices that do not include retail markups, markdowns or commissions and may not represent actual transactions.

Quarters Ended

	March 31		June 30		September 30		December 31
	High	Low	High	Low	High	Low	High	Low
2003	$0.45	$0.33	$1.50	$0.27	$1.50	$1.01	$1.80	$1.15
2002	$0.90	$0.65	$0.85	$0.50	$0.70	$0.38	$0.65	$0.23

As of February 29, 2004, there were 572 holders of record of the Company’s Common Stock and approximately 2,207 additional beneficial holders.

The Company last paid a dividend on common stock in January 1996. No dividend is planned for 2004.

Item 6 Selected Financial Data

	Year Ended December 31,
	2003	2002	2001	2000	1999
Net Sales	$11,463,867	$11,141,507	$12,512,690	$16,525,357	$29,396,688
Net Income (Loss)	294,934	$(2,008,443)	$(1,802,457)	$(6,858,645)	$2,398,586
Net Income (Loss) per Diluted Share	$0.03	$(0.24)	$(0.22)	$(0.85)	$0.27
Weighted Average Diluted Shares Outstanding	9,061,134	8,343,155	8,242,615	8,079,281	8,800,662
Total Assets	$9,353,217	$8,846,712	$10,148,837	$11,859,330	$21,289,282
Long Term Obligations	$4,009,849	$3,632,400	$3,495,210	$3,373,399	$4,254,483

Item 7 Management’s Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

     Management’s Discussion and Analysis contains statements that are forward-looking. Such statements are identified by the use of words like “plans,” “expects,” “intends,” “believes,” “will,” “anticipates,” “estimates” and other words of similar meaning in conjunction with, among other things, discussions of future operations, financial performance, the Company’s strategy for growth, product development, regulatory approvals, market position and expenditures. Forward-looking statements are based on management’s expectations as of the date of this report. The Company cannot guarantee that any forward-looking statement will be accurate, although the Company believes that it has been reasonable in its expectations and assumptions. Forward-looking statements are subject to the risks identified in “Issues and Risks” and elsewhere in this report. Readers are cautioned not to place undue reliance on forward looking statements and are advised to review the risks identified in “Issues and Risks” and elsewhere in this report. The Company has no obligation to update forward-looking statements.

2003 Compared with 2002

     The Company’s overall performance in 2003 represented a significant improvement in a number of key areas, both financial and operational, from results realized over the prior 3 years. Despite the necessity to maintain static staffing levels throughout 2003 the Company was able to continue its investment in a number of key product development projects essential to the Company’s long–term growth plans. These projects included major upgrades to the eCAS™ call accounting product line, as well as the initial release of a new enterprise level product platform, VeraSMART®. The Company intends that future releases of the VeraSMART software, currently under development, will continue to expand its inherent functionality and eventually replace the Company’s current Quantum Series enterprise class product.

     The Company was also able to maintain and slightly improve its liquidity position, generating a positive cash flow from operations for 2003 of just under $100,000. This increase was achieved by closely monitoring staffing levels, discretionary spending, carefully analyzing capital expenditures and the streamlining of operations throughout the organization. The Company remains free of any bank debt as of December 31, 2003 and does not anticipate a need for borrowing in the near future. The Company believes that, given its current cash position, level of operating expenses, and projections for 2004 revenues, adequate sources of capital are in place to meet its objectives throughout 2004 and beyond, subject to continued improvement of the economy generally and enterprise capital spending specifically.

     While the Company is encouraged by the year’s results, we remain cautious in the face of current economic conditions. While positive signs have emerged in certain segments of the economy, there has not been a consistent and sustainable upward trend in capital spending throughout our markets. Customers continue to hold back on their capital spending and continue to delay upgrades to their systems whenever and wherever possible. As the Company doesn’t typically generate large backlogs, its financial results and short-term cash flows are heavily dependent on current market conditions and order rates. Over the last two quarters of 2003 in particular, the weekly order intakes have varied significantly from month to month, a situation, which makes long term forecasting and strategic planning difficult.

     For both the three and twelve months ended December 31, 2003, the Company achieved an increase in net sales of 3% from the same three and twelve months ended December 31, 2002. Net sales of $2,844,153 for the three months ended December 31, 2003, compared with net sales of $2,761,933 for the same three months of 2002, and net sales of $11,463,867 for the year ended December 31, 2003 increased from $11,141,507 for the prior year.

     The Company reported net income of $465,935, or $0.05 per diluted share for the quarter ended December 31, 2003, which compared with a net loss of $413,415, or a loss of $0.05 per share for the quarter ended December 31, 2002. For the year ended December 31, 2003, the Company generated net income of $294,934 or $0.03 per diluted share, representing a significant improvement from the net loss of $2,008,443, or $0.24 per share, for the year ended December 31, 2002. This improvement in the Company’s annual net income resulted from a combination of factors, including:

•	An increase in sales of approximately $322,000.

•	A reduction in cost of sales of approximately $591,000, primarily resulting from a reduction in amounts of previously capitalized software costs amortized and charged to cost of sales.

•	A decrease of approximately $1,385,000 in operating expenses, of which $682,000 represents the capitalization of software development costs associated with the VeraSMART® 2.0 enterprise product. There were no development costs capitalized in 2002.

     The increase in net sales for both the three and twelve months ended December 31, 2003, as compared to the same three and twelve months of the prior year resulted from increased sales of the Company’s core call accounting and telemanagement products and services. Net sales of call accounting and telemanagement products increased 8% and 14% for the three and twelve months ended December 31, 2003 from 2002 results for the same periods, primarily due to increased sales of the Company’s eCAS™ product line, still believed to be the only totally web-based product of its kind on the market two years after its initial launch.

     The increase in net sales of core call accounting products, however, was partially offset by a decrease in net sales of the Company’s enterprise-level product offerings, repeating a pattern that the Company has experienced over the past several years. Sales of the Company’s enterprise products decreased 4% and 12% for the three and twelve months ended December 31, 2003, as compared to the same three and twelve months ended December 31, 2002. The decline, particularly in sales of the Company’s Quantum Series® product line, which is being phased out by the Company and replaced by the VeraSMART® software solution, reflects the continued reluctance of customers to increase capital spending and to delay upgrades to their systems and networks until economic conditions stabilize. Despite the decline in enterprise sales during 2003, we remain optimistic about our new VeraSMART enterprise product platform. The initial version of the product, VeraSMART 1.0, was released late in the second quarter of 2003, and accounted for 9% of fourth quarter revenues. Although we recognize that overall enterprise capital spending has been slow to resume, current economic forecasts reflect slow but steady improvement in enterprise spending during 2004 and we believe we are well positioned with the VeraSMART software solution to take full advantage of this recovery. Since the beginning of this year, we have seen a quantitative increase in the number of requests for proposals for larger enterprise solutions. For the year ended December 31, 2003, sales of enterprise-level products accounted for 33% of the Company’s total sales.

     Revenues generated from the Company’s Service Bureau operations continue to increase, up 10% for 2003 versus 2002. By opting for an outsourced solution to meet their telemanagement needs, customers can reap the benefits of managed telemanagement services without having to utilize internal staff and equipment and the inherent costs that creates. While still relatively modest in terms of current revenues, the Company continues to promote its capability to provide outsourced telemanagement solutions to those that recognize the benefits of telemanagement, but lack the means or desire to utilize internal staff or equipment to perform it. Using the same telemanagement tools developed for software customers, the Company can remotely poll, process, and report on telecommunications activity and data. Service Bureau customers can access standard, as well as customized, reports by e-mail, fax, web or CD-ROM. Customers typically sign multi-year contracts and pay for services monthly, based on the number of call records processed. In early 2004 the Company reached terms with the Lockheed Martin Aeronautics Company, of the Lockheed Martin Corporation, to provide outsourced call accounting applications with services beginning in the first quarter of 2004. In addition to Lockheed Martin, current Service Bureau clients include Prudential Insurance, Travelers, and Fleet Bank.

     The Company continues to recognize an increasing proportion of its revenues from a variety of post sale activities that include maintenance and support, installation services, training and customization. For the year ended December 31, 2003, these post sale activities accounted for 63% of the Company’s total sales, as compared with 60% of total sales for the year ended December 31, 2002.

     Gross profit margins, as determined by subtracting cost of sales from total net sales, improved in 2003 as compared with 2002, primarily due to a reduction in amortization expenses charged to cost of sales for development costs capitalized in prior years. For the year ended December 31, 2003, amortization expense totaled $454,707, as compared to $915,102 for the year ended December 31, 2002. For the year ended December 31, 2003, the Company earned a gross profit margin of $9,758,902, or 85% of sales, up 10% from the gross profit margin of $8,845,080, or 79% of sales, for the year ended December 31, 2002.

     Despite the difficulties encountered in the last several years, principally due to the general economic conditions that caused enterprise capital spending of our customers to decrease significantly, we continue to move forward with new development projects. During 2003, the Company remained committed to investing development resources in both eCAS™ and VeraSMART® products. Although pleased with the progress eCAS has made since its introduction in 2002, the Company sees new opportunities for this solution in the small to mid-sized marketplace. The Company also believes that the ongoing development efforts on the VeraSMART platform, which, when complete will be the next generation replacement of the current Quantum Series® enterprise product suite, will provide a distinct competitive advantage in the large enterprise market. Additionally, the expansion of the VeraSMART platform should broaden outsourced services capabilities, a key growth area for the Company.

     For the year ended December 31, 2003, the Company realized a decrease in net engineering and development expenses, as compared with 2002, reflecting the capitalization of development costs related to the development of the VeraSMART enterprise platform. The table below summarizes the Company’s engineering and development efforts for 2003, as compared with 2002, detailing gross spending, costs capitalized, amounts amortized, and the overall impact on the Company’s Statements of Operations for the years ended December 31, 2003 and 2002.

	2003	2002
Gross Expenditures for Engineering and Software Development	$2,501,980	$2,868,188
Less: Software Development Costs Capitalized	(682,091)	—

Net Expenditures for Engineering and Software Development	1,819,889	2,868,188
Plus: Software Development Costs Amortized and Charged to Cost of Sales	454,707	915,102

Total Expense Recognized	$2,274,596	$3,783,290

     For the year ended December 31, 2003, the Company incurred selling, general, and administrative expenses of $7,666,338, a reduction of 4% from selling, general, and administrative expenses of $8,002,936 incurred for the year ended December 31, 2002. The Company was able to reduce operating expenses, while maintaining employment levels through the careful monitoring of discretionary spending in the areas of salaries and benefits, travel, and facility costs. A breakdown of expenses incurred by function for 2003 versus 2002 follows:

	2003	2002
Marketing/Product Management	$793,229	$760,359
Sales	2,075,084	2,398,276
Sales Support and Service	2,427,282	2,583,116
Administration	2,370,743	2,261,185

	$7,666,338	$8,002,936

     The Company continues to monitor operating expenses carefully, as well as search for additional operating efficiencies. As of December 31, 2003, the Company employed 102 full-time employees versus 101 employees at December 31, 2002.

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

     Results for the fourth quarter of 2002 continued the pattern seen throughout 2002. Impressive gains in the sales of core call accounting products, being offset by a decline in the sales of larger enterprise level product offerings. For the fourth quarter ended December 31, 2002 sales of call accounting products and services increased by 21% from the sales levels achieved for the fourth quarter of 2001, and for the full year ended December 31, 2002 sales of call accounting products and services increased 16% from the prior year. The increased sales (with over 1,500 systems sold to mostly new customers) demonstrate the wide acceptance of the Company’s eCAS™ product launched in late 2001. The eCAS product has allowed the Company to broaden its channels of distribution as well as increase sales to existing channels and direct end-user customers. To the Company’s knowledge, eCAS remains as the only completely web-based solution available in the market today.

     Sales of the Company’s Quantum Series™® of products, marketed to Fortune 1000 companies, decreased 25% and 23% for the three and twelve month periods ended December 31, 2002, as compared to the same three and twelve months periods of 2001. The decline in sales of enterprise level products continues to be impacted by the ongoing economic recession, particularly in the telecom sector. Customers continue to hold back on their capital spending and continue to delay upgrades to their systems whenever and wherever possible.

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

     The gross profit margin for the quarter ended December 31, 2002, was $2,187,474 or 79% of sales, as compared to a gross profit margin of $2,322,887, representing 80% for the quarter ended December 31, 2001. For the year ended December 31, 2002, the gross profit margin of $8,845,080 or 79% compared with a gross profit margin of $10,345,775, or 83% for the year ended December 31, 2001. The decline in profit margins as a percentage of sales reflect higher amortization costs in 2002 versus those recognized in 2001, the result of amortizing previously capitalized costs associated with the development of the eCAS product.

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

Liquidity and Capital Resources

     As of December 31, 2003, the Company’s total cash position, consisting of cash in operating accounts plus short-term investments, totaled $1,645,926. This represents a positive cash flow of $98,050 for 2003 over the December 31, 2002 cash position of $1,547,876.

     Accounts receivable at December 31, 2003 were $1,324,794, an increase of $189,018 from the December 31, 2002 balance of $1,135,776. Despite the increase in accounts receivable, which was the result of higher sales volumes in December 2003, as compared to December 2002, the overall aging of the current balance of accounts receivable has improved from the prior year. As a result, the allowance for bad debts at December 31, 2003 was reduced to $65,000 from $80,000 at December 31, 2002.

     Inventories of $43,183 at December 31, 2003 have been reduced from $92,276 at December 31, 2002. The sole component remaining in the Company’s inventory, other than software, is a solid-state device utilized to collect and store call records in multi-site environments. Future inventory balances will fluctuate depending on the level of orders that require this device, but, in total, future inventory balances will constitute an insignificant percentage of the Company’s current total assets.

     Prepaid expenses and other current assets of $130,509 at December 31, 2003, declined 29% from $182,630 at December 31, 2002. The lower balance reflects reductions in the prepaid portions of certain business insurance policies, prepaid commissions, and maintenance contracts on specified equipment from the previous year.

     As of December 31, 2003, the cost value of property and equipment of $5,833,354 was reduced from the cost value of property and equipment at December 31, 2002 of $6,656,249. During 2003, the Company wrote-off approximately $934,000 of obsolete equipment, the majority of which had been fully depreciated, recording a loss on the disposal of this equipment of approximately $1,000. For the full year ended December 31, 2003, the Company purchased $111,320 of new capital equipment, consisting primarily of computer equipment utilized in the Company’s research and development function.

     Software development costs, net of accumulated amortization, totaled $1,817,438 at December 31, 2003, up 14% from capitalized development costs of $1,590,054 at December 31, 2002. During 2003 the Company capitalized $682,091 of current development costs associated with the development of the VeraSMART® platform and amortized $454,707 of previously capitalized costs.

     Pension and related assets increased from $2,303,580 at December 31, 2002 to $2,511,847 at December 31, 2003. The increase primarily reflects the change in the cash surrender values of Company-owned life insurance policies. The death benefit and cash values of these policies are intended to fund future pension obligations of the Company. The current cash surrender values of these policies are approximately $1,858,000 and are available to fund current operations of the Company in the event that should become necessary.

     Accounts payable have been reduced from $265,184 at December 31, 2002 to $212,660 at December 31, 2003. The decrease reflects merely the timing of payments to vendors and suppliers rather than a change in Company payment practices.

     Accrued compensation and related taxes increased to $491,848 at December 31, 2003 from $392,808 at the end of 2002. The increase reflects an increase of approximately $76,000 in accruals for current salaries and bonuses payable, as well as an increase of approximately $20,000 in accruals required for accrued vacation time payable.

     Deferred revenues of $2,918,337 at December 31, 2003 decreased $281,808 from the prior year balance primarily as a result in reduced sales of the Company’s Quantum Series™® enterprise-level products, which is being phased out and replaced by the VeraSMART® solution. Deferred revenues represent services such as training, installation and maintenance and support for which the Company has billed customers, but for which it has not yet performed the associated services. All services currently deferred, are expected to be provided over the next twelve months, and recorded as sales revenue at the time those services are actually rendered.

     Other accrued liabilities of $209,364 at December 31, 2003 increased from $167,808 at December 31, 2002 due to an increase of approximately $39,000 in an accrual required for potential sales and use tax due the State of New York based on the preliminary results of an audit currently being conducted by the State.

     As of December 31, 2003, the Company has an accumulated pension obligation of $4,009,849, up from $3,625,000 at December 31, 2002. The increase includes the effects of a reduction in the liability discount rate applied to future pension obligations from 7% to 6% to reflect current economic indicators.

     Stockholders equity at December 31, 2003 is $1,508,687 versus a total equity of $1,171,033 at December 31, 2002. The change in the balance reflects the 2003 net income of $294,934, proceeds received from the exercise of stock options of $58,793 and $15,968 received from employees of the Company for purchase of Company stock through an Employee’s Stock Purchase Plan.

Off Balance Sheet Arrangements

     Pension Obligations - The Company sponsors a non-qualified, unfunded, Supplemental Executive Retirement Plan (SERP), that provides certain key employees with a defined pension benefit. The Company believes that the SERP is an important part of its compensation package, necessary for the recruitment and retention of qualified employees.

     The SERP is not encumbered by the coverage and benefit restrictions imposed on qualified plans by the IRS. In addition, the Company generally is not required to comply with non-discrimination rules imposed on qualified plans under ERISA.

     Unfunded means that the Company has not set aside any particular assets to satisfy its SERP liabilities. Accordingly any assets the Company may have available to satisfy SERP liabilities are subject to claims by the Company’s creditors.

     Recovery of 100% of projected SERP costs is designed through a program of Company-owned life insurance (COLI). Recovery for the inputted time value of the money, plus all costs associated with the COLI premium payments, and benefit obligations, are included in this program. The Company currently owns 14 separate life insurance contracts on selected current and former employees, not all of who will ultimately qualify for participation in the plan. The cumulative death benefit attached to these policies is $10.2 million dollars and is not included in the Company’s Consolidated Balance Sheet as of December 31, 2003.

     The cash surrender values of these policies at December 31, 2003 totaled approximately $1,858,000 and are included in the Company’s consolidated balance sheets under the caption of “Pension and Related Assets.”

     The projected future pension benefits under this plan are as follows, assuming retirement at 65 and a life expectancy of 80 years for all participants:

Year Ending December 31,
2004	$159,134
2005	159,134
2006	353,114
2007	398,714
2008	398,714
2009	440,639
2010	494,677
Thereafter	7,600,957

$10,005,083

     The net present value of these projected pension obligations at December 31, 2003, totals $4,009,849, and is included in the liability section of the Company’s consolidated balance sheets under the caption under “Pension Obligation.”

     Lease Obligations – The Company leases current manufacturing and office facilities and certain equipment under operating leases, which expire at various dates through 2008. Rent expense under all operating leases (exclusive of real estate taxes and other expenses payable under the leases) was approximately $558,000, $615,000, and $616,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

Minimum lease payments as of December 31, 2003 under capital and operating leases are as follows:

Year Ending December 31,	Capital Leases	Operating Leases	Total

2004	$2,472	$587,336	$589,808
2005	0	542,612	542,612
2006	0	532,619	532,619
2007	0	386,528	386,528
2008	0	693	693
Thereafter	0	0	0

	2,472	$2,049,788	$2,052,260
Less: Amounts representing interest	-0-
Present value of minimum capital lease payments	2,472
Less: Current portion	(2,472)

	$-0-

     Purchase Commitments – The Company has no purchase commitment contracts in place as of December 31, 2003.

Critical Accounting Policies

     The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported therein. The most significant of these involving difficult or complex judgments in 2003 include:

•	Revenue recognition

•	Capitalization of software development costs

•	Allowance for Doubtful Accounts

•	Pension liability

     In each situation, management is required to make estimates about the effects of matters or future events that are inherently uncertain.

     The Company’s overall policies with regard to revenue recognition are set forth in Note 1 of the Consolidated Financial Statements - Description of Business and Summary of Significant Accounting Policies. As noted therein, the Company recognizes revenue in accordance with SOP 97-2, “Software Revenue Recognition,” and related interpretations. Our software licensing with customers typically have terms and conditions that are described in signed orders. Revenue from perpetual licenses is recognized upon delivery of the licensed product, provided that acceptance has occurred and a signed contractual obligation has been received, the price is fixed and determinable, and collectibility of the receivable is probable.

     Service revenues consist principally of software installation, implementation, upgrades, and customer training, as well as software maintenance agreements that include both customer support and the right to upgrades. The Company estimates the value of post-contract customer support sold together with perpetual licenses by reference to published price lists which generally represent the prices at which customers could purchase renewal contracts for such services. Revenue from maintenance contracts is recognized ratably over the term of the contract, usually one year. Revenue from training, support and other services is recognized as the services are performed.

     The Company believes its revenue recognition policies are appropriate, in all circumstances, and that its policies are reflective of complexities arising from customer arrangements involving such features as maintenance, warranty agreements, license agreements, and other normal course of business arrangements.

     As set forth in Note 1, the Company capitalizes software development costs when technological feasibility has been established for the software in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” Such capitalized costs are amortized on a product-by-product basis over their economic life or the ratio of current revenues to current and anticipated revenues from such software, whichever provides the greater amortization. The Company periodically reviews the carrying value of capitalized software development costs and impairments are recognized in the results of operations when the expected future undiscounted operating cash flow derived from the capitalized software is less than its carrying value. Should the Company inaccurately determine when a product reaches technological feasibility or the economic life of a product, results could differ materially from those reported. Veramark uses what it believes are reasonable assumptions and where applicable, established valuation techniques in making its estimates.

     The Company maintains allowances for doubtful accounts for estimated losses resulting from the potential inability of its customers to make required payments. Management specifically analyzes accounts receivable, historical bad debts, credit concentrations and customer payment terms when evaluating the adequacy of the allowance for doubtful accounts.

     As set forth in Note 8 – Benefit Plans, the Company sponsors an unfunded Supplemental Executive Retirement Program (“SERP”), which is a nonqualified plan that provides certain key employees a defined pension benefit. In order to properly record the net present value of future pension obligations a number of assumptions are required to be made by Company’s management. These assumptions include years of service, life expectancies, and projected future salary increases for each participant. In addition, management must make assumptions with regard to the proper long-term interest and liability discount rates to be applied to these future obligations.

     Should the Company need to alter any of these assumptions, there is the potential for significant adjustments to future projected pension liabilities.

Accounting Pronouncements

     In April 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. This amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. This statement clarifies the accounting guidance on derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. The standard is effective for contracts entered into or modified after June 30, 2003. The adoption of this standard has not had a material impact on the Company’s consolidated financial condition or results of operations.

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

     On January 17, 2003 the FASB issued Financial Interpretation No. 46, “Consolidation of Variable Interest Entities.” The objective of Financial Interpretation No. 46 is to improve financial reporting by companies involved with variable interest entities. Financial Interpretation No. 46 changes certain consolidation requirements by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements apply to entities created before February 1, 2003, no later than the beginning of the first fiscal year or interim period beginning after December 15, 2003, as amended by FASB Staff Position Financial Interpretation 46-R. The Company does not expect the adoption of this standard to have a material impact on its financial condition or results of operations.

     In November 2002, the Emerging Issues Task Force reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” Issue 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provision of Issue 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of Issue 00-21 did not have a material effect on the Company’s financial position, results of operations or cash flows.

Issues and Risks

     The following factors, among others discussed herein and in the Company’s filings under the Act, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: economic, competitive, governmental and technological factors, increased operating costs, failure to obtain necessary outside financing, risks related to natural disasters and financial market fluctuations. Such factors also include:

Intellectual Property Rights

Veramark regards its software as proprietary and attempts to protect it with a combination of copyright, trademark and trade secret protections, employee and third-party non-disclosure agreements and other methods of protection. Despite those precautions, it may be possible for unauthorized third parties to copy certain portions of Veramark’s products, reverse engineer or obtain and use information that Veramark regards as proprietary. In addition, Veramark sometimes use “click-wrap” licenses, under which it license its products, which may be unenforceable under the laws of certain jurisdictions. Also, the laws of some foreign countries do not protect Veramark’s proprietary rights to the same extent as the laws of the United States. Any misappropriation of Veramark’s intellectual property could have a material adverse effect on its business and results of operations. Furthermore, although Veramark take steps to prevent unlawful infringement of other’s intellectual property, there can be no assurance that third parties will not assert infringement claims against Veramark in the future with respect to current or future products. Any such assertion could require Veramark to enter into royalty arrangements or result in costly litigation.

New Products and Services

Veramark has made significant investments in research, development and marketing for new products, services and technologies, including the VeraSMART® software offering and its service bureau outsourced solutions. Significant revenue from new product and service investments may not be achieved for a number of years, if at all. Moreover, if such products or services are profitable, operating margins may not be as high as the margins historically experienced by Veramark.

Declines in Demand for Software

If overall market if demand for software and computer devices generally, as well as call accounting software or enterprise level products specifically, declines, or corporate spending for such products declines, Veramark’s revenue will be adversely affected. Additionally, Veramark’s revenues would be unfavorably impacted if customers reduce their purchases of new software products or upgrades to existing products.

Product Development Schedule

The development of software products is a complex and time-consuming process. New products and enhancements to existing products can require long development and testing periods. Significant delays in new product releases or significant problems in creating new products, particularly any delays in future releases of the VeraSMART® suite of products, could adversely affect Veramark revenues.

Competition

Veramark experiences intensive competition across all markets for its products and services. Some competing firms have greater name recognition and more financial, marketing and technological resources than Veramark. These competitive pressures may result in decreased sales volumes, price reductions, and/or increased operating costs, such as for marketing and sales incentives, resulting in lower revenues, gross margins and operating income.

Marketing and Sales

Veramark’s marketing and distribution strategy is founded on building mutually beneficial relationships with companies that have established distribution networks. Some sell privately labeled, customized products developed and manufactured by Veramark to their specific specifications, while others resell Veramark’s products. Any loss of the continued availability of those relationships could have a material adverse effect on Veramark’s business and results of operations.

Item 7A Quantitative and Qualitative Disclosures About Market Risk

     The Company has no long-term bank debt obligations. The Company has no foreign currency exchange risk and has no foreign currency exchange contracts.

     The Company generally invests its available cash in low risk securities such as bond funds or government issued securities.

     At December 31, 2003 and 2002 the carrying value of investments approximated fair market value. Investments at December 31, 2003 and 2002 consisted of the following:

	2003	2002
Bond Funds	$683,592	$795,978
US Government Securities	318,329	128,704

	$1,001,921	$924,682

Item 8 Index to Consolidated Financial Statements and Supplementary Data

Page
REPORTS OF INDEPENDENT AUDITORS	26 - 27
Consolidated balance sheets	28 - 29
Consolidated statements of operations	30
Consolidated statements of stockholders’ equity	31
Consolidated statements of cash flows	32
Notes to consolidated financial statements	33 - 45

INDEPENDENT AUDITORS’ REPORT

Board of Directors and Stockholders
Veramark Technologies, Inc.
Rochester, New York

We have audited the accompanying consolidated balance sheets of Veramark Technologies, Inc. and subsidiary as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the Index at Item 15(d). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Veramark Technologies, Inc. and subsidiary at December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

Deloitte & Touche LLP
Rochester, New York
March 22, 2004

Report of Independent Auditors

To the Board of Directors and Stockholders
of Veramark Technologies, Inc.:

In our opinion, the consolidated statement of operations, stockholders’ equity and cash flows for the year ended December 31, 2001 which are included in this Form 10-K present fairly, in all material respects, the results of operations and cash flows of Veramark Technologies, Inc. and its subsidiary for the year ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
Rochester, New York
February 7, 2002

VERAMARK TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2003 AND 2002

ASSETS	2003	2002

CURRENT ASSETS:
Cash and cash equivalents	$644,005	$623,194
Investments	1,001,921	924,682
Accounts receivable, trade (net of allowance for doubtful accounts of $65,000 and $80,000)	1,324,794	1,135,776
Inventories, net	43,183	92,276
Prepaid expenses and other current assets	130,509	182,630

Total current assets	3,144,412	2,958,558

PROPERTY AND EQUIPMENT:
Cost	5,833,354	6,656,249
Less accumulated depreciation	(4,792,509)	(5,404,203)

Property and equipment, net	1,040,845	1,252,046

OTHER ASSETS:
Software development costs (net of accumulated amortization of $928,920 and $2,985,453)	1,817,438	1,590,054
Pension and related assets	2,511,847	2,303,580
Deposits and other assets	838,675	742,474

Total other assets	5,167,960	4,636,108

TOTAL ASSETS	$9,353,217	$8,846,712

The accompanying notes are an integral part of these consolidated financial statements.

VERAMARK TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2003 AND 2002

LIABILITIES AND STOCKHOLDERS’ EQUITY	2003	2002

CURRENT LIABILITIES:
Accounts payable	$212,660	$265,184
Accrued compensation and related taxes	491,848	392,808
Deferred revenue	2,918,337	3,200,145
Capital lease obligation	2,472	17,334
Other accrued liabilities	209,364	167,808

Total current liabilities	3,834,681	4,043,279
Long-term portion of capital leases	—	7,400
Pension obligation	4,009,849	3,625,000

Total liabilities	7,844,530	7,675,679

STOCKHOLDERS’ EQUITY:
Common stock, par value, $0.10; shares authorized, 40,000,000; 8,643,054 shares and 8,470,959 shares issued	864,305	847,096
Additional paid-in capital	21,703,571	21,686,196
Accumulated deficit	(20,681,568)	(20,976,502)
Treasury stock (80,225 shares at cost)	(385,757)	(385,757)
Accumulated other comprehensive income	8,136	—

Total stockholders’ equity	1,508,687	1,171,033

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,353,217	$8,846,712

The accompanying notes are an integral part of these consolidated financial statements.

VERAMARK TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

	2003	2002	2001
NET SALES
Product Sales	$4,255,870	$4,508,859	$5,952,275
Service Sales	7,207,997	6,632,648	6,560,415

Total Net Sales	11,463,867	11,141,507	12,512,690

COSTS AND OPERATING EXPENSES:
Cost of sales	1,704,965	2,296,427	2,166,915
Engineering and software development	1,819,889	2,868,188	2,946,350
Selling, general and administrative	7,666,338	8,002,936	9,587,099

Total costs and operating expenses	11,191,192	13,167,551	14,700,364

INCOME (LOSS) FROM OPERATIONS	272,675	(2,026,044)	(2,187,674)
INTEREST INCOME	22,259	17,601	69,541
OTHER INCOME	—	—	315,676

INCOME (LOSS) BEFORE INCOME TAXES	294,934	(2,008,443)	(1,802,457)
INCOME TAXES	—	—	—

NET INCOME (LOSS)	$294,934	$(2,008,443)	$(1,802,457)

NET INCOME (LOSS) PER SHARE
Basic	$0.03	$(0.24)	$(0.22)

Diluted	$0.03	$(0.24)	$(0.22)

WEIGHTED AVERAGE SHARES OUTSTANDING (BASIC)	8,448,797	8,343,155	8,242,615

WEIGHTED AVERAGE SHARES OUTSTANDING (DILUTED)	9,061,134	8,343,155	8,242,615

The accompanying notes are an integral part of these consolidated financial statements.

VERAMARK TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

							Note
			Additional			Accumulated	Receivable	Total
	Common Stock		Paid in	Accumulated	Treasury	Comprehensive	For Common	Stockholders’
	Shares	Par Value	Capital	Deficit	Stock	Income	Stock	Equity
BALANCE - December 31, 2000	8,188,909	$826,913	$21,237,539	$(17,165,602)	$(385,757)	$-0-	$(87,829)	$4,425,264
Stock purchase plan	134,780	13,478	72,186	—	—	—	—	85,664
Compensation expenses – stock options	—	—	231,925	—	—	—	—	231,925
Net loss	—	—	—	(1,802,457)	—	—	—	(1,802,457)

BALANCE - December 31, 2001	8,323,689	840,391	21,541,650	(18,968,059)	(385,757)	-0-	(87,829)	2,940,396

Stock purchase plan	67,045	6,705	19,862	—	—	—	—	26,567
Compensation expenses – stock options	—	—	124,684	—	—	—	—	124,684
Reduction in note receivable – common stock	—	—	—	—	—	—	87,829	87,829
Net loss	—	—	—	(2,008,443)	—	—	—	(2,008,443)

BALANCE - December 31, 2002	8,390,734	847,096	21,686,196	(20,976,502)	(385,757)	-0-	-0-	$1,171,033

Change in other comprehensive income	—	—	—	—	—	8,136	—	8,136
Net income	—	—	—	294,934	—	—	—	294,934

Total comprehensive Income								303,070
Stock purchase plan	36,245	3,624	12,344	—	—	—	—	15,968
Exercise of stock options and warrants	135,850	13,585	45,208	—	—	—	—	58,793
Compensation expenses – stock options	—	—	(40,177)	—	—	—	—	(40,177)

BALANCE - December 31, 2003	8,562,829	$864,305	$21,703,571	$(20,681,568)	$(385,757)	$8,136	$-0-	$1,508,687

     The accompanying notes are an integral part of these consolidated financial statements.

VERAMARK TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

	2003	2002	2001
OPERATING ACTIVITIES:
Net income (loss)	$294,934	$(2,008,443)	$(1,802,457)
Adjustments to reconcile net profit (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	776,225	1,450,352	1,404,213
Provision for bad debts	(19,151)	(15,738)	(35,854)
Compensation (recovery) expense – stock options	(40,177)	124,684	231,925
Provision for inventory obsolescence	37,494	73,000	21,295
Loss on disposal of fixed assets	1,003	18	5,691
Gain on sale of Verabill	—	—	(315,676)
Changes in assets and liabilities:
Accounts receivable, trade	(169,867)	502,808	517,513
Inventories, net	11,599	(10,117)	155,549
Prepaid expenses and other current assets	52,121	(106,455)	20,161
Deposits and other assets	(304,468)	(256,046)	(123,032)
Accounts payable	(52,524)	74,401	(194,996)
Accrued compensation and related taxes	99,040	(39,201)	(128,642)
Deferred revenue	(281,808)	360,813	663,346
Other accrued liabilities	41,556	(67,870)	(601,011)
Pension obligation	384,849	154,961	138,222

Net cash provided by (used in) operating activities	830,826	237,167	(43,753)

INVESTING ACTIVITIES:
Purchase of investments	(77,239)	(307,033)	(223,196)
Additions to property and equipment	(111,320)	(38,608)	(22,395)
Capitalized software development costs	(682,091)	—	(1,161,888)
Proceeds on sale of Verabill, net of selling expenses	—	—	941,000
Increase in other comprehensive income	8,136	—	—

Net cash used in by investing activities	(862,514)	(345,641)	(466,479)

FINANCING ACTIVITIES:
Repayment of capital lease obligation	(22,262)	(15,866)	(14,715)
Exercise of stock options and warrants	58,793	—	—
Employee stock purchase plan	15,968	26,567	85,664
Reduction of note receivable for common stock	—	87,829	—

Net cash provided by financing activities	52,499	98,530	70,949

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	20,811	(9,944)	(439,283)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	623,194	633,138	1,072,421

CASH AND CASH EQUIVALENTS, END OF YEAR	$644,005	$623,194	$633,138

     The accompanying notes are an integral part of these consolidated financial statements.

VERAMARK TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of business – Veramark Technologies, Inc., (the “Company”) designs and produces telecommunication management and billing systems for users and providers of telecommunication services in the global market. The Company operates in one segment.

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

Cash and cash equivalents - The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. The fair value of the Company’s cash and cash equivalents approximates carrying value, which, due to the relatively short maturities and variable interest rates of the instruments, approximates current market rates.

Investments - The Company records its investments in accordance with Statement of Financial Account Standards (“SFAS”) No. 115, “Investments in Certain Debt and Equity Securities.” As of December 31, 2003 and 2002, the Company has classified its portfolio as available-for-sale securities. These securities were recorded at fair value with net unrealized holding gains and losses reported in stockholders’ equity accumulated other comprehensive income. At December 31, 2003 and 2002 the carrying value of investments approximated fair market value.

Investments at December 31, 2003 and 2002 consisted of the following:

	2003	2002
Bond Funds	$683,592	$795,978
US Government Securities	318,329	128,704

	$1,001,921	$924,682

The contractual maturities of the Company’s investments as of December 31, 2003 are primarily due within one year.

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

The Company’s customers are not concentrated in any specific geographic region, but are concentrated in the telecommunications industry. As of December 31, 2003, one customer in this industry accounted for approximately $166,000 of the total accounts receivable balance. As of December 31, 2002, a different customer accounted for approximately $192,000 of the total accounts receivable balance. The Company performs ongoing credit evaluations of its customers’ financial conditions but does not require collateral to support customer receivables. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. Such losses to date have been within managements’ expectations. The Company maintains cash deposits with major banks, which from time to time may exceed federally insured limits. The Company periodically assesses the financial condition of the institutions and believes that the risk of any loss is minimal.

Inventories are stated at the lower of cost (first-in, first-out) or market. The Company evaluates the net realizable value of inventory on hand considering deterioration, obsolescence, replacement costs and other pertinent factors, and records adjustments as necessary.

Prepaid Expenses consist of cash outlays made by the Company for economic benefits to be realized in future periods. These benefits typically include the unutilized portions of current business insurances and maintenance contracts on Company-owned equipment. Prepaid expenses are generally expensed on a straight-line basis over the corresponding life of the underlying asset.

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

Long-lived assets - In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company tests long-lived assets for recoverability whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No impairment charges were recorded in 2003, 2002, and 2001.

Software development costs meeting recoverability tests are capitalized, under SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed,” and amortized on a product-by-product basis over their economic life, ranging from three to five years, or the ratio of current revenues to current and anticipated revenues from such software, whichever provides the greater amortization in a particular period. The Company capitalized $682,091 of development costs in

2003. There were no development costs capitalized in 2002. The Company amortized $454,707 of development costs capitalized in prior years in 2003, and $915,102 of prior capitalized development costs in 2002. The Company periodically reviews the carrying value of capitalized software development costs and impairments are recognized in the results of operations when the expected future undiscounted operating cash flow derived from the capitalized software is less than its carrying value. No charges for impairment were required in 2003, 2002 and 2001.

Fair Value of Financial Instruments – Statement of Financial Accounting Standards (“SFAS”) No. 107, “Disclosure About Fair Value of Financial Instruments,” requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. SFAS No. 107 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At December 31, 2003 and 2002, the carrying value of certain financial instruments (accounts receivable, accounts payable, and current portion of capital lease obligations) approximates fair value due to the short-term nature of the instruments or interest rates, which are comparable with current rates. At December 31, 2003 and 2002, the Company has no long-term debt.

Revenue recognition - Revenue is derived from the sale of computer software products and from related maintenance contracts. The Company recognizes revenue in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition”, and related interpretations. Revenue from the sale of computer software products is recognized upon delivery and acceptance of the product, the selling price is fixed and determinable, and collectibility of the receivable is probable. The Company estimates the value of post-contract customer support, sold together with the computer software products, by reference to published price lists which generally represent the prices at which customers could purchase renewal contracts for such services. Revenue from maintenance contracts is recognized ratably over the term of the contract. Costs related to maintenance obligations are expensed as incurred. Revenue from training, support and other services is recognized as the services are performed.

Income taxes are provided on the income earned in the financial statements. In accordance with SFAS 109, “Accounting for Income Taxes,” the Company applies the liability method of accounting for income taxes, under which deferred income taxes are provided to reflect the impact of “temporary differences” between the amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not, that such assets will be realized.

Net income (or loss) per common share (“EPS”) is computed in accordance with the provisions of SFAS No. 128, “Earnings Per Share.” Basic EPS is computed by dividing net income (loss) by weighted average shares outstanding. Diluted EPS includes the dilutive effect of stock options and warrants issued. Included in diluted earnings per share in 2003 are 612,337 shares, representing the dilutive effect of stock options and warrants issued. There were no dilutive effects of stock options and warrants in 2002 or 2001, as the effect would be anti-dilutive, due to net losses incurred for those years.

Comprehensive Income – Comprehensive income includes all changes in stockholders’ equity during the period except those resulting from investments by owners and distribution to owners. The Company’s comprehensive income includes net loss or earnings, and unrealized gains or losses on available for sale investments.

Research and Development Costs – Research and development costs, other than certain software development costs previously disclosed in Note 1, are expensed as incurred.

Post Retirement benefits – In December 2003, the Company adopted the revisions to SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” This revised standard requires additional disclosures in the financial statements about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The adoption of this standard did not have an impact on the Company’s financial condition or results of operations.

Reclassifications - Certain prior year balances have been made to conform with current year presentation, which have no effect on net income or loss.

Stock-Based Compensation - The Company accounts for stock-based compensation in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation.” As permitted by SFAS No. 123, the Company continues to measure compensation for such plans using the intrinsic value based method of accounting, prescribed by Accounting Principles Board (APB), Opinion No. 25, “Accounting for Stock Issued to Employees.” Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates for awards consistent with the method of SFAS No. 123, the Company’s net income (loss) and net income (loss) per common share would have been adjusted to the pro forma amounts indicated below:

		2003	2002	2001
Net income (loss)	As reported:	$294,934	$(2,008,443)	$(1,802,457)
	Pro forma	$(373,191)	$(2,959,061)	$(3,182,088)
Net income (loss)	As reported:
per common share	Basic	$0.03	$(0.24)	$(0.22)
	Diluted	$0.03	$(0.24)	$(0.22)
	Pro forma:
	Basic	$(0.04)	$(0.35)	$(0.39)
	Diluted	$(0.04)	$(0.35)	$(0.39)

For purposes of the disclosure above, the fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2003, 2002 and 2001.

	2003	2002	2001
Dividend yield	—	—	—
Expected volatility	142.71%	137.65%	85.90%
Risk-free interest rate	2.73%	4.25%	4.95%
Expected life	5 years	5 years	7 years

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

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with characteristics of both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within the scope of SFAS No. 150 as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. This statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this standard has not had a material impact on the Company’s financial condition or results of operations.

     On January 17, 2003, the FASB issued Financial Interpretation No. 46, “Consolidation of Variable Interest Entities.” The objective of Financial Interpretation No. 46 is to improve financial reporting by companies involved with variable interest entities. Financial Interpretation No. 46 changes certain consolidation requirements by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements apply to entities created before February 1, 2003, and no later than the beginning of the first fiscal year or interim period beginning after December 15, 2003, as amended by FASB Staff Position Financial Interpretation 46-R. The Company does not expect the adoption of this standard to have a material impact on its financial condition or results of operations.

     In November 2002, the Emerging Issues Task Force reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” Issue 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of Issue 00-21 applied to revenue arrangements entered into in periods beginning after June 15, 2003. The adoption of Issue 00-21 did not have a material effect on the Company’s financial position or results of operations.

2.	INVENTORIES

The major classifications of inventories as of December 31, 2003 and 2002 net of allowance for obsolescence are:

	2003	2002
Purchased parts and components	$9,658	$75,402
Work in process	23,933	10,344
Finished goods	9,592	6,530

	$43,183	$92,276

3.	PROPERTY AND EQUIPMENT

The major classifications of property and equipment as of December 31, 2003 and 2002 are:

	2003	2002
Machinery and equipment	$792,579	$788,131
Computer hardware and software	1,889,404	2,715,527
Furniture and fixtures	1,768,812	1,770,032
Leasehold improvements	1,382,559	1,382,559

	$5,833,354	$6,656,249

Depreciation expense was approximately $322,000, $535,000 and $799,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

4.	ENGINEERING AND SOFTWARE DEVELOPMENT EXPENDITURES

Engineering and software development costs incurred during the years ended December 31, 2003, 2002 and 2001 were recorded as follows:

	2003	2002	2001
Engineering and software development expenses included in the consolidated statements of operations	$1,819,889	$2,868,188	$2,946,350
Amounts capitalized and included in the consolidated balance sheets	682,091	—	1,161,888

Total costs for engineering and software development	$2,501,980	$2,868,188	$4,108,238

Additionally, the Company recorded amortization of capitalized software development costs of approximately $455,000, $915,000, and $605,000 for the years ended December 31, 2003, 2002 and 2001, respectively. Such amortization is included in cost of sales in the consolidated statements of operations.

5.	COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) for years ended December 31, 2003 and 2002 was as follows:

	2003	2002	2001
Net income (loss)	$294,934	$(2,008,443)	$(1,802,457)
Other comprehensive income unrealized gain on investments	8,136	—	—

Comprehensive income (loss)	$303,070	$(2,008,443)	$(1,802,457)

6.	NET INCOME (LOSS) PER SHARE (EPS)

SFAS 128 “Earnings Per Share” requires the Company to calculate its net income (loss) per share based on basic and diluted net income (loss) per share, as defined. Basic EPS excludes dilution and is computed by dividing net income (loss) by the weighted average number of shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The dilutive effect of outstanding options and warrants, issued by the Company, are reflected in diluted EPS using the treasury stock method. Under the treasury stock method, options and warrants will generally have a dilutive effect when the average market price of common stock during the period exceeds the exercise price of the options.

	Year Ended December 31,
	2003	2002	2001
Basic
Net income (loss)	$294,934	$(2,008,443)	$(1,802,457)

Weighted average common shares outstanding	8,448,797	8,343,155	8,242,615

Net income (loss) per common share	$0.03	$(0.24)	$(0.22)

Diluted
Net income (loss)	$294,934	$(2,008,443)	$(1,802,457)

Weighted average common shares outstanding	8,448,797	8,343,155	8,242,615
Additional dilutive effect of stock options & warrants after application of treasury stock method	612,337	—	—

Weighted average dilutive shares outstanding	9,061,134	8,343,155	8,242,615

Net income (loss) per common share assuming dilution	$0.03	$(0.24)	$(0.22)

7.	INDEMNIFICATION OF CUSTOMERS

The Company’s agreements with customers generally require us to indemnify the customer against claims that its software infringes third party patent, copyright, trademark or other proprietary rights. Such indemnification obligations are generally limited in a variety of industry-standard respects, including our right to replace an infringing product. As of December 31, 2003, the Company had not experienced any material losses related to these indemnification obligations and no material claims with respect thereto were outstanding. The Company does not expect significant claims related to these indemnification obligations, and consequently, the Company has not established any related reserves.

8.	BENEFIT PLANS

The Company sponsors an employee incentive savings plan under section 401(k) for all eligible employees. The Company’s contributions to the plan are discretionary. There have been no contributions to the plan since 1999.

The Company also sponsors an unfunded Supplemental Executive Retirement Program (“SERP”), which is a nonqualified plan that provides certain key employees defined pension benefits. Periodic pension expense for the years ended December 31, 2003, 2002 and 2001 consists of the following:

	2003	2002	2001
Service cost	$252,155	$48,010	$92,009
Interest cost	238,409	265,332	250,435
Net amortization and deferral	86,883	86,883	86,883

Pension expense	$577,447	$400,225	$429,327

The Company paid pension obligations of $159,134, $158,817, and $159,767 for the years ended December 31, 2003, 2002 and 2001, respectively. A reconciliation of the SERP plan’s funded status with amounts recognized in the Company’s consolidated balance sheets is as follows:

	2003	2002
Actuarial present value of projected benefit obligation	$4,009,849	$3,625,000
Plan assets	—	—

Projected benefit obligation in excess of plan assets	4,009,849	3,625,000
Prior service cost not yet recognized in net periodic pension cost	(653,005)	(739,888)
Additional minimum liability	653,005	739,888

Accrued pension obligation	$4,009,849	$3,625,000

Included in the pension assets caption in the consolidated balance sheets as of December 31, 2003 and 2002 is an intangible asset of $653,005 and $739,888, respectively, related to the minimum liability adjustment for the unfunded accumulated benefit obligation.

The discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 6% and 3% respectively, for 2003 and 7% and 3% respectively for 2002.

The Company maintains life insurance covering certain key employees under its Supplemental Executive Retirement Program with the Company named as beneficiary. The Company intends to use the death benefits of these policies, as well as loans against the accumulating cash surrender value of the policies, to fund the pension obligation. The total death benefit associated with these policies is $10.2 million, with an associated accumulated cash surrender value of approximately $1,858,000 at December 31, 2003. The accumulated cash surrender values of these policies at December 31, 2002, was approximately $1,564,000. All of the current accumulated cash surrender values are available to meet current pension obligations, or to fund current general operations of the Company in the event that should become necessary. The projected future pension benefits under this plan are as follows, assuming a retirement age of 65 and a life expectancy of 80 years for all participants:

Year Ending December 31,
2011	$159,134
2012	159,134
2013	353,114
2014	398,714
2015	398,714
2016	440,639
2017	494,677
Thereafter	7,600,957

$10,005,083

9.	STOCKHOLDERS’ EQUITY

The Company has reserved 650,000 shares of its common stock for issuance under its 1993 Stock Option Plan and 4,500,000 shares of its common stock for issuance under its 1998 Stock Option Plan. Both plans provide for options, which may be issued as nonqualified or qualified incentive stock options. All options granted are exercisable in increments of 20 - 100% per year beginning one year from the date of grant. All options granted to employees have a ten year term.

A summary of stock option and warrant transactions for the years ended December 31, 2003, 2002 and 2001 is shown below:

	2003		2002		2001
		WEIGHTED		WEIGHTED		WEIGHTED
		AVERAGE		AVERAGE		AVERAGE
	SHARES	PRICE	SHARES	PRICE	SHARES	PRICE
Options
Shares under option, beginning of year	3,428,835	$2.59	3,725,875	$2.82	2,700,510	$4.38
Options granted	497,500	0.60	152,750	0.49	1,482,050	0.52
Options exercised	(135,850)	0.43	—	—	—	—
Options terminated	(243,015)	3.75	(449,790)	3.77	(456,685)	4.58

Shares under option, end of year	3,547,470	$2.32	3,428,835	$2.59	3,725,875	$2.82

Shares exercisable	2,533,175	$2.24	2,662,653	$2.28	1,386,660	$3.71

Weighted average fair value of options granted	$0.63		$0.52		$0.50

Exercise price of options outstanding	$0.28-$10.41		$0.37-$10.41		$0.43-$10.41

Warrants
Warrants outstanding, beginning of year	64,701	$3.82	92,881	$5.31	114,744	$5.92
Warrants granted	—	—	—	—	—	—
Warrants exercised	—	—	—	—	—	—
Warrants expired	(50,000)	3.12	(28,180)	8.74	(21,863)	8.51

Warrants outstanding, end of year	14,701	$6.17	64,701	$3.82	92,881	$5.31

Exercise price of warrants outstanding	$5.81-$6.38		$3.12-$6.38		$3.13-$8.85

10.	SALES INFORMATION

Sales to one customer were approximately $1,968,000 or 17% of the Company’s total sales in 2003. Sales to another customer were approximately $1,609,000 or 14% of the Company’s total sales in 2002 and approximately $3,488,000 or 28% of the Company’s total sales in 2001.

Export sales to unaffiliated customers, primarily in Canada, Europe and South America, were approximately $219,000, $427,000, and $793,000 in 2003, 2002, and 2001 respectively.

11.	INCOME TAXES

The income tax provision includes the following:

	2003	2002	2001
Current income tax expense:
Federal	$—	$—	$—
State	—	—	—

	$—	$—	$—

Deferred income tax provision (benefit):
Federal	(242,166)	(519,823)	(677,271)
State	(17,795)	(93,224)	(58,893)
Increase in valuation allowance	259,961	613,047	736,164

	$—	$—	$—

The income tax provision differs from those computed using the statutory federal tax rate of 34%, due to the following:

	2003	2002	2001
Tax benefit at statutory federal rate	$100,278	$(682,871)	$(612,835)
State taxes, net of federal tax benefit	(17,795)	(93,224)	(46,307)
Increase in valuation allowance	259,960	613,047	736,164
Other	8,686	(7,703)	9,397
Deferred tax adjustment-fixed assets	(332,187)
General business credits	(18,942)	170,751	(85,348)

	$—	$—	$1,071

Deferred income taxes recorded in the consolidated balance sheets results from differences between financial statement and tax reporting of income and deductions. A summary of the composition of the deferred income tax assets (liabilities) follows:

	2003	2002
General business credits	$1,357,360	$1,336,671
Net operating losses	3,934,386	3,968,515
Deferred compensation	1,660,814	1,524,947
Alternative minimum tax credits	322,216	322,216
Inventory	86,008	88,732
Accounts receivable	24,050	29,600
Capitalized software	(672,452)	(588,320)
Fixed assets	(108,407)	(420,703)
Other	110,812	191,421
New York State ITC	97,504	99,251

	6,812,291	6,552,330
Valuation allowance	(6,812,291)	(6,552,330)

Net deferred asset (liability)	$—	$—

The Company has $10,633,477 operating loss carryforwards available as of December 31, 2003. Of that total, $682,000 is limited to a utilization of approximately $100,000 annually. The carryforwards expire in varying amounts in 2011 through 2022. The valuation allowance increased by $259,960 during the year ended December 31, 2003.

The Company’s tax credit carryforwards as of December 31, 2003 are as follows:

Description	Amount	Expiration Dates
General business credits	$1,357,360	2004–2020
New York State investment tax credits	$97,504	2004–2015
Alternative minimum tax credits	$322,216	No expiration date

Cash paid for income taxes during the years ended December 31, 2003, 2002 and 2001 totaled $2,882, $1,568, and $1,425 respectively.

12. COMMITMENTS AND CONTINGENCIES

Lease Obligations- The Company leases current manufacturing and office facilities and certain equipment under operating leases, which expire at various dates through 2008. Rent expense under all operating leases (exclusive of real estate taxes and other expenses payable under the leases) was approximately $558,000, $615,000, and $616,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

Minimum lease payments as of December 31, 2003 under capital and operating leases are as follows:

Year Ending December 31,	Capital Leases	Operating Leases	Total
2004	$2,472	$587,336	$589,808
2005	0	542,612	542,612
2006	0	532,619	532,619
2007	0	386,528	386,528
2008	0	693	693
Thereafter	0	0	0

	2,472	$2,049,788	$2,052,260
Less: Amounts representing interest	—
Present value of minimum capital lease payments	2,472
Less: Current portion	(2,472)

	$—

Legal Matters - The Company is subject to litigation from time to time in the ordinary course of business. In the opinion of management, such liability will not have a material adverse effect on the Company’s financial condition or results of operations.

13.	OTHER INCOME

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

14.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Summarized quarterly financial information for the years ended December 31, 2003 and 2002 is as follows:

	Three Months Ended
	March 31	June 30	September 30	December 31
2003
Net sales	$2,750,021	$2,952,514	$2,917,179	$2,844,153
Gross profit	$2,289,444	$2,523,269	$2,458,847	$2,487,342
Net income (loss)	$(205,078)	$(75,451)	$109,528	$465,935
Net income (loss) per common share
- Basic	$(0.02)	$(0.01)	$0.01	$0.05
- Diluted	$(0.02)	$(0.01)	$0.01	$0.05
2002
Net sales	$2,638,840	$3,068,105	$2,672,629	$2,761,933
Gross profit	$2,098,980	$2,443,566	$2,115,060	$2,187,474
Net loss	$(633,129)	$(334,093)	$(627,806)	$(413,415)
Net loss per common share
- Basic	$(0.08)	$(0.04)	$(0.07)	$(0.05)
- Diluted	$(0.08)	$(0.04)	$(0.07)	$(0.05)

     PART III

Item 9A. Controls and Procedures

     Based upon an evaluation as of the end of the period covered by this report, the Company’s Chief Executive Officer and Treasurer (Chief Accounting Officer) concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There have been no changes in the Company’s internal controls over financial reporting, that occurred during the period covered by this report, that have materially affected, or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

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

Item 10 Directors and Executive Officers of the Registrant

     Information relating to the officers and directors of the Company and the Committees of the Company’s Board of Directors is incorporated herein by reference to portions of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held May 13, 2004, under the headings “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

     The following lists the names and ages of all executive officers of the Company, all persons chosen to become executive officers, all positions and offices with the Company held by such persons, and the business experience during the past five years of such persons. All officers were elected or re-elected to their present positions for terms ending on May 13, 2004, with the exception of Mr. Massaro, who was appointed to the Board of Directors June 25, 2003, and until their respective successors are elected and qualified.

MANAGEMENT

Directors and Executive Officers of the Registrant

     The Directors and executive officers of Veramark are as follows:

Name	Age	Position
David G. Mazzella	63	Chairman of the Board, President and CEO
William J. Reilly	55	Director

Name	Age	Position
Charles Constantino	64	Director
John E. Gould	59	Director
James R. Scielzo	61	Director
Ronald C. Lundy	52	Treasurer
Douglas F. Smith	59	Vice President – Operations

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

     William J. Reilly has been a Director of Veramark since June 1997. From 1989, until his retirement as Chief Operating Officer in September 2003, Mr. Reilly was employed by Checkpoint Systems, Inc., (NYSE:CKP) a global manufacturer and distributor of automatic identification, pricing, and retail security systems.

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

     Douglas F. Smith was appointed Vice President of Operations in December 1998. Mr. Smith has been an employee of the Company since 1984 as Order Administration Manager and then as Director of Operations. Prior to joining the Company, Mr. Smith held various management positions with Rochester Instrument Systems, Inc.

     The Company has adopted a Code of Business Conduct and Ethics for all principal executive officers, directors, and employees of the Company. A copy of this code is incorporated by reference to portions of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held May 13, 2004, as “Exhibit F.” A copy of the Code of Business Conduct and Ethics is available, without charge, upon written request to the Company’s Treasurer at the Company’s corporate offices.

Item 11 Executive Compensation

     Information relating to executive compensation is incorporated by reference portions of to the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held May 13, 2004, under the heading “Executive Compensation.”

Item 12 Security Ownership of Certain Beneficial Owners and Management

     Information relating to the security holdings of more than five percent holders and directors and officers of the Company is incorporated herein by reference to portions of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held May 13, 2004, under the headings “Executive Compensation” and “Stock Options.”

Item 13 Certain Relationships and Related Transactions

     Information related to certain relationships and related transactions of the Company, are incorporated herein by reference to portions of the Company’s Proxy Statement, for the Annual Meeting of Shareholders to be held May 13, 2004, under the heading “Certain Relationships and Related Transactions.”

PART IV

Item 14 Principal Accounting Fees and Services

Information relating to accounting fees and services incurred by and provided to the Company are incorporated herein by reference to portions of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held May 13, 2004, under the heading “Audit Fees and Services.”

Item 15 Exhibits, Consolidated Financial Statement Schedule and Reports on Form 8-K

(a)	Financial Statements as set forth under Item 8 of this report on Form 10-K

(b)	Reports on Form 8-K

1.	On May 14, 2003, the Company filed a report on Form 8-K announcing financial results for the first fiscal quarter ended March 31, 2003.

2.	On August 11, 2003, the Company filed a report on Form 8-K announcing financial results for the second fiscal quarter and six months ended June 30, 2003.

3.	On November 6, 2003, the Company filed a report on Form 8-K announcing financial results for the third fiscal quarter and nine months ended September 30, 2003.

(c)	Exhibits required to be filed by Item 601 of Regulations S-K

(11.1)	Calculation of earnings per share

(31.1)	CEO Certification Pursuant to Rule 13a-14(a) and 15d-14(a), as adopted to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Treasurer Certification Pursuant to Rule 13a-14(a) and 15d-14(a), as adopted to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Action of 2002.

(32.2)	Treasurer Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Action of 2002.

(99)	Valuation and Qualifying Accounts

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
Dated: March 25, 2004

/s/ Ronald C. Lundy

Ronald C. Lundy, Treasurer, Principal Accounting Officer
Dated: March 25, 2004

     Pursuant to the requirements of the Securities Exchange Act of 1934, that this report be signed by the Company’s principal executive officer(s), principal financial officer(s), controller or principal account officer and at least a majority of the members of the Company’s Board of Directors, this report has been signed below, by the following persons, on behalf of the registrant, and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ David G. Mazzella David G. Mazzella	Chairman of the Board, Director	March 25, 2004
/s/ John E. Gould John E. Gould	Director	March 25, 2004
/s/ William J. Reilly William J. Reilly	Director	March 25, 2004
/s/ James R. Scielzo James R. Scielzo	Director	March 25, 2004
/s/ Charles A. Constantino Charles A. Constantino	Director	March 25, 2004