Form 10-Q
period 2004-03-31
VERAMARK TECHNOLOGIES INC
filed 2004-05-17
CIK 747605

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Quarterly Report Under Section 13 or 15 (d)
of the Securities Exchange Act of 1934
For Quarter Ended March 31, 2004

Commission File Number 0-13898

Veramark Technologies, Inc.

(Exact name of registrant as specified in its charter)

Delaware	16-1192368

(State or other jurisdiction of Incorporation	(IRS Employer Identification Number)
or Organization)

3750 Monroe Avenue, Pittsford, NY	14534

(Address of principal executive offices)	(Zip Code)

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

YES [X]     NO [   ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined by Rule 12b-2 of the Act).

YES [   ]     NO [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of March 31, 2004

Common stock, par value $.10	8,562,829 shares
This report consists of 25 pages.

     PART I - FINANCIAL INFORMATION

VERAMARK TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31,	December 31,
	2004	2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$462,950	$644,005
Investments	988,472	1,001,921
Accounts receivable, trade (net of allowance for doubtful accounts of $55,000 and $65,000, respectively)	1,246,719	1,324,794
Inventories, net	70,894	43,183
Prepaid expenses and other current assets	111,160	130,509

Total Current Assets	2,880,195	3,144,412
PROPERTY AND EQUIPMENT
Cost	5,688,623	5,833,354
Less accumulated depreciation	(4,674,237)	(4,792,509)

Property and Equipment (Net)	1,014,386	1,040,845
OTHER ASSETS:
Software development costs (net of accumulated amortization of $1,032,134 and $928,920, respectively)	2,172,700	1,817,438
Pension and related assets	2,535,670	2,511,847
Deposits and other assets	798,745	838,675

Total other assets	5,507,115	5,167,960

TOTAL ASSETS	$9,401,696	$9,353,217

     The accompanying notes are an integral part of these consolidated financial statements.

VERAMARK TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31,	December 31,
	2004	2003
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$360,548	$212,660
Accrued compensation and related taxes	463,368	491,848
Deferred revenue	2,769,223	2,918,337
Capital lease obligation	630	2,472
Other accrued liabilities	141,722	209,364

Total Current Liabilities	3,735,491	3,834,681
Pension obligation	4,112,067	4,009,849

Total Liabilities	7,847,558	7,844,530

STOCKHOLDERS’ EQUITY:
Common Stock, par value $.10; shares authorized, 40,000,000; shares issued and outstanding for both periods, 8,643,054	864,305	864,305
Additional paid-in capital	21,718,819	21,703,571
Accumulated deficit	(20,656,030)	(20,681,568)
Accumulated other comprehensive income	12,801	8,136
Treasury stock (80,225 shares, at cost)	(385,757)	(385,757)

Total Stockholders’ Equity	1,554,138	1,508,687

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,401,696	$9,353,217

     The accompanying notes are an integral part of these consolidated financial statements.

VERAMARK TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Unaudited)

	Three Months Ended
	March 31,
	2004	2003
NET SALES
Product Sales	$943,099	$964,388
Service Sales	1,730,599	1,785,633

Total Net Sales	2,673,698	2,750,021

COSTS AND OPERATING EXPENSES:
Cost of sales	380,487	460,577
Engineering and software development	238,048	619,998
Selling, general and administrative	2,039,191	1,877,532

Total Costs and Operating Expenses	2,657,726	2,958,107
INCOME (LOSS) FROM OPERATIONS	15,972	(208,086)
NET INTEREST INCOME	9,566	3,008

INCOME (LOSS) BEFORE INCOME TAXES	25,538	(205,078)
INCOME TAXES	—	—

NET INCOME (LOSS)	$25,538	$(205,078)

NET INCOME (LOSS) PER SHARE
Basic	$0.00	$(0.02)

Diluted	$0.00	$(0.02)

     The accompanying notes are an integral part of these consolidated financial statements.

VERAMARK TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2004	2003
OPERATING ACTIVITIES:
Net income (loss)	$25,538	$(205,078)
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities
Depreciation and amortization	171,911	235,546
Provision for bad debts	(12,207)	12,501
Provision for inventory obsolescence	—	12,498
Loss on disposal of fixed assets	11,548	1,003
Compensation expense-stock options	15,248	30,000
Changes in assets and liabilities
Accounts receivable	90,282	(110,014)
Inventories	(27,711)	1,759
Prepaid expenses and other current assets	19,349	(13,262)
Deposits and other assets	16,107	(22,773)
Accounts payable	147,888	21,667
Accrued compensation and related taxes	(28,480)	75,062
Deferred revenue	(149,114)	35,309
Other accrued liabilities	(67,642)	(40,946)
Pension obligation	102,218	60,215

Net cash flows provided by operating activities	314,935	93,487

INVESTING ACTIVITIES:
Sale (purchase) of investments	13,449	(31,170)
Capitalized software development costs	(458,476)	—
Additions to property and equipment	(53,786)	(26,020)
Increase in other comprehensive income	4,665	—

Net cash flows used by investing activities:	(494,148)	(57,190)
FINANCING ACTIVITY:
Repayment of capital lease obligation	(1,842)	(4,778)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(181,055)	31,519
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	644,005	623,194

CASH AND CASH EQUIVALENTS, END OF PERIOD	$462,950	$654,713

     The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) GENERAL

     The accompanying unaudited consolidated financial statements include all adjustments of a normal and recurring nature which, in the opinion of Company’s management, are necessary to present fairly the Company’s financial position as of March 31, 2004 and the results of its operations and cash flows for the three months ended March 31, 2004 and 2003.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s annual report on Form 10-K to the Securities and Exchange Commission for the year ended December 31, 2003.

     The results of operations and cash flows for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year’s operation.

(2) PROPERTY AND EQUIPMENT

The major classifications of property and equipment at March 31, 2004, and December 31, 2003 were:

	March 31,	December 31,
	2004	2003
Machinery and equipment	$795,779	$792,579
Computer hardware and software	1,914,929	1,889,404
Furniture and fixtures	1,595,356	1,768,812
Leasehold improvements	1,382,559	1,382,559

	$5,688,623	$5,833,354

For the quarter ended March 31, 2004, the Company recorded depreciation expense of $68,697. Depreciation expense for the quarter ended March 31, 2003 was $90,479.

(3) STOCK-BASED COMPENSATION

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

		Three Months Ended
		March 31,
		2004	2003
Net income (loss)	As reported	$25,538	$(205,078)
	Pro forma	$(66,200)	$(384,758)
Net income (loss) per common share	As reported
	Basic	$0.00	$(0.02)
	Diluted	$0.00	$(0.02)
	Pro forma
	Basic	$(0.01)	$(0.05)
	Diluted	$(0.01)	$(0.05)

For purposes of the disclosure above, the fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2004 and 2003:

	2004	2003
Dividend yield	—	—
Expected volatility	144.43%	138.54%
Risk-free interest rate	3.27%	3.07%
Expected life	5 years	5 years

(4) TOTAL COMPREHENSIVE INCOME (LOSS)

Total comprehensive income (loss) for the first quarter of 2004 and 2003 was as follows:

	Quarter Ended March 31,
	2004	2003
Net income (loss)	$25,538	$(205,078)
Accumulated other comprehensive income	4,665	13,663

Total comprehensive income (loss)	$30,203	$(191,415)

(5) NET INCOME (LOSS) PER SHARE (EPS)

SFAS 128 “Earnings Per Share” requires the Company to calculate net income (loss) per share based on basic and diluted net income (loss) per share, as defined. Basic EPS excludes dilution and is computed by dividing net income (loss) by the weighted average number of shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The dilutive effect of outstanding options issued by the Company are reflected in diluted EPS using the treasury stock method. Under the treasury stock method, options will only have a dilutive effect when the average market price of common stock during the period exceeds the exercise price of the options.

Calculations of Earnings (Loss) Per Share

	Three Months Ended
	March 31,
	2004	2003
Basic
Net income (loss)	$25,538	$(205,078)

Weighted average common shares outstanding	8,562,829	8,390,734

Net income (loss) per common share	$0.00	$(0.02)

Diluted
Net income (loss)	$25,538	$(205,078)

Weighted average common shares outstanding	8,562,829	8,390,734
Additional dilutive effect of stock options and warrants after application of treasury stock method	1,254,428	—

Weighted average dilutive shares outstanding	9,817,257	8,390,734

Net income (loss) per common share assuming full obligation	$0.00	$(0.02)

(6) INDEMNIFICATION OF CUSTOMERS

Our agreements with customers generally require us to indemnify the customer against claims that our software infringes third party patent, copyright, trademark or other proprietary rights. Such indemnification obligations are generally limited in a variety of industry-standard respects, including our right to replace an infringing product. As of March 31, 2004 we had not experienced any material losses related to these indemnification obligations and no material claims with respect thereto were outstanding. We do not expect significant claims related to these indemnification obligations, and consequently, we have not established any related reserves.

(7) BENEFIT PLANS

The Company sponsors an employee incentive savings plan under Section 401(k) for all eligible employees. The Company’s contributions to the plan are discretionary. There were no contributions to the plan for the three months ended March 31, 2004 and 2003.

The Company also sponsors an unfunded Supplemental Executive Retirement Program (“SERP”), which is a non-qualified plan that provides certain key employees defined pension benefits. Periodic pension expense for the three months ended March 31, 2004 and 2003 consists of the following:

	Three Months Ended March 31,
	2004	2003
Current Service Costs	$74,693	$55,946
Prior Service Costs	21,721	21,721
Interest Cost	47,337	22,332

Pension Expense	$143,751	$99,999

The Company paid pension obligations of $41,534 and $39,784 for the three months ended March 31, 2004 and 2003.

The discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 6% and 3% respectively, for the three months ended March 31, 2004 and 7% and 3% for the three months ended March 31, 2003.

The Company maintains life insurance covering certain key employees under its Supplemental Executive Retirement Program with the Company named as beneficiary. The Company intends to use the death benefits of these policies, as well as loans against the accumulating cash surrender value of the policies, to fund the pension obligation. The total death benefit associated with these policies is $10.2 million, with an associated accumulated cash surrender value of approximately $1,883,000 at March 31, 2004. The accumulated cash surrender values of these policies at December 31, 2003 was approximately $1,858,000.

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

     Sales for the Company’s first quarter ended March 31, 2004 were $2,673,698, a decrease of 3% from sales of $2,750,021 for the quarter ended March 31, 2003. Net income for the quarter ended March 31, 2004 was $25,538, or $0.00 per diluted share, as compared with a net loss of $205,078 or a loss of $0.02 per share, for the first quarter of 2003.

     The improvement in net income results from the reduction of engineering and software development expenses as a result of the capitalization of certain software development costs as required by Statement of Financial Accounting Standards (“SFAS”) no. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” During the first quarter of 2004, the Company capitalized approximately $458,000 of software development costs associated with the Company’s yet to be released enterprise-level product, VeraSMART 2.0. There were no development costs capitalized during the first quarter of 2003. Absent the capitalization of these software development costs, the Company would have incurred a net loss of approximately $433,000 for the quarter ended March 31, 2004.

     The Company continues to be concerned with the state of the economy in general, particularly as it affects the capital spending habits of customers. Order rates continue to fluctuate significantly from month to month, which makes long-term forecasting and strategic planning difficult. Throughout the first quarter of 2004, the company continued to focus its attention and resources on the development of VeraSMART 2.0, the next generation replacement of the Company’s current Quantum Series® enterprise-class product. VeraSMART 2.0 is currently scheduled for general release to the marketplace late in the second quarter of 2004. The Company believes the introduction of VeraSMART 2.0 will lead to increased sales during the third and fourth quarters of 2004. As a result of this focus on the development and impending product launch of VeraSMART 2.0, the Company has incurred an increase in gross operating expenses in 2004, before the effects of software capitalization, as compared with the first quarter of 2003, particularly in engineering, software development, and marketing expenses.

     For the quarter ended March 31, 2004, the Company experienced a 3% decrease in sales of its call accounting and telemanagement products and services. The decrease is primarily attributable to the acquisition of one of the Company’s largest distributors, Exp@nets, by Avaya, Inc., and the integration of these previously separate companies that served as channels of distribution, which occurred late in 2003. The effect of this acquisition has been a 39% reduction in sales of call accounting products and services during first quarter of

2004, as compared to the first quarter of 2003, to the combined Avaya and Expanets from the sales level realized when they were separate channels of distribution.

     In total, sales of call accounting and telemanagement products and services accounted for 61% of first quarter 2004 sales, the same percentage as realized for the first quarter of 2003.

     Sales of enterprise-level products and services increased 2% during the first quarter of 2004 from the first quarter of 2003, accounting for 34% of total sales for the quarter. The increase was attributable to sales of VeraSMART 1.0, the call accounting module of the VeraSMART suite, which was released late in the second quarter of 2003. VeraSMART 1.0 will become a separate module within the VeraSMART suite of products with the completion of VeraSMART 2.0. The increase in sales of enterprise-level products is encouraging, as the Company has now completely phased out sales of its Quantum Series product line. The Company will continue to provide support and maintenance services to existing Quantum Series customers for a limited time.

     The expanded VeraSMART 2.0 suite will include five fully integrated modules: SMART Directory, SMART Invoice Management, SMART Allocation, SMART Call Accounting and SMART Online Directory, and is designed to meet the unique needs of large enterprises. It is designed to allow businesses to consolidate all communications costs, including: invoices from service providers, one-time and recurring costs for assets and services; and call detail from an unlimited number of sources, such as IP-PBS’s, circuit-switched PBX’s, key systems, cell phones, credit cards and other third party sources. This gives customers an understanding of network requirements and usage trends, with a goal of ultimately reducing their overall costs.

     The Company’s Service Bureau operation achieved a 4% increase in sales for the first quarter of 2004 as compared to first quarter of 2003, accounting for 4% of total sales in both years. In March 2004, the Company announced that it had entered into a multi-year agreement to provide outsourced communications management services to the Telecommunications, EWI, and Information Security Services Department of Lockheed Martin Aeronautics Company. The Company will provide administrative support, and predefined reports for Lockheed Martin at scheduled intervals. Future expansion plans will include calling cards, cellular telephones and pager services. Revenue from this contract will begin during the second quarter of 2004.

     Despite lower sales, the gross profit margin, determined by subtracting cost of sales from total net sales, of $2,293,211, for the quarter ended March 31, 2004, increased from $2,289,444 for the quarter ended March 31, 2003, primarily due to lower direct product costs and a reduction in amortization costs of previously capitalized development costs charged to cost of sales.

     Net engineering and software development expenses of $238,048 for the quarter ended March 31, 2004, decreased 62% from net engineering and software development costs of $619,998 for the quarter ended March 31, 2003, reflecting the capitalization of costs associated with the development of the VeraSMART 2.0 enterprise platform. Gross expenses for engineering and development expenses, before the effects of capitalization increased 12% from prior year levels due to higher payroll costs as a result of increased staffing. Capitalization of the development expenses associated with VeraSMART 2.0 is expected to end mid-second quarter 2004, the effect of which will be an increase in net engineering and development expenses incurred and charged to the Company’s Statements of Operations for the second quarter of 2004 and beyond.

     The table below details gross spending for engineering and software development, costs capitalized, amounts amortized, and the overall impact on the Company’s Statements of Operations for the quarters ended March 31, 2004 and 2003:

	Three Months Ended March 31,
	2004	2003
Gross expenditures for engineering and software development	$696,524	$619,998
Less: Software development costs capitalized	(458,476)	—

Net expenses for engineering and software development included in the Company’s statement of operations	238,048	619,998
Plus: Software development costs amortized and charged to cost of sales	103,214	145,067

Total Expense Recognized	$341,262	$765,065

     For the quarter ended March 31, 2004, expenses of $2,039,181 incurred for selling general, and administrative expenses represented an increase of 9% from selling, general, and administrative expenses of $1,877,532 for the quarter ended March 31, 2003. The increased expenses reflect the hiring of seven new employees since December 31, 2003, primarily in marketing and sales to support the second quarter launch of the VeraSMART platform. Additionally, the Company has incurred additional costs with regard to VeraSMART in terms of promotional efforts, trade shows and marketing literature and collaterals.

Liquidity and Capital Resources

     As of March 31, 2004, the Company’s total cash position, consisting of cash in operating accounts plus short-term investments, was $1,451,422. This represents a reduction of approximately $195,000 for the first quarter of 2004. The net cash outflow was the result of the decrease in sales and higher operating expenses incurred in the first quarter of 2004, as compared with the fourth quarter of 2003.

     Accounts receivable of $1,246,719 at March 31, 2004, decreased $78,000 or 6% from $1,324,794 at December 31, 2003, due to lower sales volumes. The Company has experienced virtually no collection problems with its customers, nor any significant changes in the overall aging of receivables, and as a result, has reduced the allowance for bad debts from $65,000 at December 31, 2003 to $55,000 at March 31, 2004.

     Inventories of $70,894 at March 31, 2004 increased from $43,183 at December 31, 2003, due to the purchases of certain components required to service multi-site customer environments. Inventories will fluctuate from quarter to quarter throughout 2004, but are expected to remain below $100,000 at any given time

     Prepaid expenses decreased from $130,509 at December 31, 2003 to $111,160 at March 31, 2004. The decrease represents utilization of business insurance policies during the first quarter of 2004 that had been prepaid as of December 31, 2003.

     The carrying value of capital equipment decreased from $5,833,354 at December 31, 2003 to $5,688,623 at March 31, 2004. Total new capital spending for the quarter ended March 31, 2004 totaled $53,786, but was offset by the disposal of approximately $199,000 of obsolete and excess office furniture and equipment, most of which was located at the Company’s Westlake, California, office. After the effects of accumulated depreciation, the Company recorded a loss of approximately $12,000 on the disposal of these assets.

     Software development cost capitalization of $2,172,700 at March 31, 2004, increased $355,262 from the December 31, 2003 balance of $1,817,438. The increase reflects the first quarter 2004 capitalization of development costs of $458,476, less the amortization of $103,214 of development costs capitalized in prior years.

     Pension and related assets increased $23,823 during the first quarter of 2004 to $2,535,670, at March 31, 2004. Of this total $1,882,664 represents the cash surrender values of Company-owned life insurance policies. The death benefit and accumulated cash values of these policies are intended to fund future pension obligations of the Company. The accumulated cash surrender values, referred to above, are also available to fund current operations of the Company in the event that should become necessary.

     Accrued compensation and related taxes decreased from $491,848 at December 31, 2003 to $463,368 at March 31, 2004, primarily due to a reduction in the amount of commissions payable due Company salespeople.

     Accounts payable increased from $212,660 at December 31, 2003 to $360,548 at March 31, 2004. The increase primarily is due to the timing of payments to vendors and suppliers and is expected to stabilize at the March 31, 2004 level throughout the balance of 2004.

     Deferred revenues decreased from $2,918,337 at December 31, 2004 to $2,769,223 at March 31, 2003 as a result of the suspension of sales of the Company’s Quantum Series, enterprise-level, products, which have been phased out and scheduled to be replaced the Company’s VeraSMART solution during the second quarter of 2004. Deferred revenues represent services such as training, installation and maintenance and support for which the company has billed customers, but for which it has not yet performed the associated services. Most of the services currently deferred, are expected to be provided over the next twelve months and recorded as sales revenue at the time those services are actually rendered.

     Other accrued liabilities decreased from $209,364 at December 31, 2003 to $141,722 at March 31, 2004. The decreased is primarily the result of a reduction in the amount of sales taxes due the state of New York based on an audit completed by the State in early 2004.

     Stockholder equity of $1,554,138 at March 31, 2004 compares with $1,508,687 at December 31, 2003. Changes to stockholders equity in the first quarter 2004 consisted of net income of $25,538, a $15,248 increase in paid-in capital related to the compensation expense associated with outstanding stock options, and an increase of $4,665 in comprehensive income.

Accounting Pronouncements

1)	In December 2003, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” which updates the guidance in SAB No. 101, integrates the related set of Frequently Asked Questions, and recognizes the role of EITF 00-21. The adoption of SAB No. 104 did not have a material effect on the Company’s consolidated financial statements.

2)	In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of variable Interest entities – and interpretation of ARB 51” (FIN 46). FIN 46 addresses when a company should include in its financial statements the assets, liabilities and activities of a variable interest entity. It defines variable interest entities as those entities with a business purpose that either do no have equity investors with voting rights in proportion to such investors’ equity for the entity to support its activities and have equity investors that lack a controlling financial interest. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. FIN 46 consolidation requirements apply immediately to variable interest entities created on or obtained after January 31, 2003, but this had no impact on the Company’s 2003 financial statements. A modification to FIN 46 (“FIN 46R”) was released on December 17, 2003. FIN 46R delayed the effective date for variable interest entities created before February 1, 2003, with the exception of special-purpose entities, until the first fiscal year or interim period after December 15, 2003. As of January 1, 2004, the Company adopted FIN 46R. In conjunction with this adoption, the Company performed an evaluation of variable interest entities in which it has an ownership, contractual or other monetary interest and adopted FIN 46R. The adoption of FIN 46R did not have a material effect on the Company’s condensed consolidated financial statements.

Critical Accounting Policies

     The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported therein. The most significant of these involving difficult or complex judgments in 2004 include:

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

New Products and Services

Veramark has made significant investments in research, development and marketing for new products, services and technologies, including the VeraSMART software offering and its service bureau outsourced solutions. Significant revenue from new product and service investments may not be achieved for a number of years, if at all. Moreover, for such products or services, operating margins may not be as high as the margins historically experienced by Veramark.

Declines in Demand for Software

If overall market demand for software and computer devices generally, as well as call accounting software or enterprise level products specifically, declines, or corporate spending for such products declines, Veramark’s revenue will be adversely affected. Additionally, Veramark’s revenues would be unfavorably impacted if customers were to reduce their purchases of new software products or upgrades to existing products.

Product Development Schedule

The development of software products is a complex and time-consuming process. New products and enhancements to existing products can require long development and testing periods. Significant delays in new product releases or significant problems in creating new products, particularly any delays in future releases of the VeraSMART suite of products, could adversely affect Veramark revenues.

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

PART II - OTHER INFORMATION

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

(I) Registrant’s Condensed Financial Statements for the three months ended March 31, 2004 and 2003 are set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.

(II) Calculation of income (loss) per share for the three months ended March 31, 2004 and 2003, as set forth as “Exhibit II”.

(31.1) CEO Certification Pursuant to Rule 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2) Treasurer Certification Pursuant to Rule 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1) CEO Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2) Treasurer Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports filed on 8-K during quarter for which report is filed

(1)	On February 17, 2004, the Company filed a Current Report on Form 8-K reporting that the Company issued a press release announcing the Company’s financial results for the year ended December 31, 2003, a copy of such press release, which was attached as Exhibit 99.1.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERAMARK TECHNOLOGIES, INC.

REGISTRANT

Date: May 13, 2004

/s/ David G. Mazzella

David G. Mazzella
President and CEO

Date: May 13, 2004

/s/ Ronald C. Lundy

Ronald C. Lundy
Treasurer (Chief Accounting Officer)

Exhibit II:

VERAMARK TECHNOLOGIES, INC.

Calculations of Earnings (Loss) Per Share

	Three Months Ended
	March 31,
	2004	2003
Basic
Net income (loss)	$25,538	$(205,078)

Weighted average common shares outstanding	8,562,829	8,390,734

Net income (loss) per common share	$0.00	$(0.02)

Diluted
Net income (loss)	$25,538	$(205,078)

Weighted average common shares outstanding	8,562,829	8,390,734
Additional dilutive effect of stock options and warrants after application of treasury stock method	1,254,428	—

Weighted average dilutive shares outstanding	9,817,257	8,390,734

Net income (loss) per common share assuming full obligation	$0.00	$(0.02)