Form 10-Q
period 2004-06-30
VERAMARK TECHNOLOGIES INC
filed 2004-08-13
CIK 747605

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Quarterly Report Under Section 13 or 15 (d)
of the Securities Exchange Act of 1934

For Quarter Ended June 30, 2004

Commission File Number 0-13898

Veramark Technologies, Inc.

(Exact name of registrant as specified in its charter)

Delaware	16-1192368

(State or other jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

3750 Monroe Avenue, Pittsford, NY 14534

(Address of principal executive offices)(Zip Code)

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

YES ☒   NO ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined by Rule 12b-2 of the Act).

YES ☐  NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of July 31, 2004

Common stock, par value $.10	8,637,450 shares

This report consists of 24 pages.

PART I - FINANCIAL INFORMATION

VERAMARK TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30,	December 31,
	2004	2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$470,178	$644,005
Investments	564,270	1,001,921
Accounts receivable, trade (net of allowance for doubtful accounts of $42,000 and $65,000, respectively)	1,239,856	1,324,794
Inventories, net	41,591	43,183
Prepaid expenses and other current assets	100,099	130,509

Total Current Assets	2,415,994	3,144,412
PROPERTY AND EQUIPMENT
Cost	5,701,096	5,833,354
Less accumulated depreciation	(4,727,745)	(4,792,509)

Property and Equipment (Net)	973,351	1,040,845
OTHER ASSETS:
Software development costs (net of accumulated amortization of $1,176,598 and $928,920, respectively)	2,158,821	1,817,438
Pension and related assets	2,582,832	2,511,847
Deposits and other assets	797,746	838,675

Total other assets	5,539,399	5,167,960

TOTAL ASSETS	$8,928,744	$9,353,217

The accompanying notes are an integral part of these consolidated financial statements.

VERAMARK TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30,	December 31,
	2004	2003
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$342,975	$212,660
Accrued compensation and related taxes	365,943	491,848
Deferred revenue	2,800,867	2,918,337
Capital lease obligation	—	2,472
Other accrued liabilities	153,729	209,364

Total Current Liabilities	3,663,514	3,834,681
Pension obligation	4,214,284	4,009,849

Total Liabilities	7,877,798	7,844,530
STOCKHOLDERS’ EQUITY
Common Stock, par value $.10; shares authorized, 40,000,000; shares issued and outstanding 8,685,675 and 8,643,054, shares respectively	868,567	864,305
Additional paid-in capital	21,738,944	21,703,571
Accumulated deficit	(21,177,416)	(20,681,568)
Accumulated other comprehensive income	6,608	8,136
Treasury stock (80,225 shares, at cost)	(385,757)	(385,757)

Total Stockholders’ Equity	1,050,946	1,508,687

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,928,744	$9,353,217

The accompanying notes are an integral part of these consolidated financial statements.

VERAMARK TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
NET SALES
Product Sales	$794,358	$1,161,349	$1,737,457	$2,125,737
Service Sales	1,773,241	1,791,165	3,503,840	3,576,798

Total Net Sales	2,567,599	2,952,514	5,241,297	5,702,535

COSTS AND OPERATING EXPENSES:
Cost of sales	475,632	429,245	856,119	889,822
Engineering and software development	573,653	630,659	811,701	1,250,657
Selling, general and administrative	2,032,556	1,973,819	4,071,747	3,851,351

Total Costs and Operating Expenses	3,081,841	3,033,723	5,739,567	5,991,830

LOSS FROM OPERATIONS	(514,242)	(81,209)	(498,270)	(289,295)
NET INTEREST (EXPENSE) INCOME	(7,144)	5,758	2,422	8,766

LOSS BEFORE INCOME TAXES	(521,386)	(75,451)	(495,848)	(280,529)
INCOME TAXES	—	—	—	—

NET LOSS	$(521,386)	$(75,451)	$(495,848)	$(280,529)

NET LOSS PER SHARE
Basic	$(0.06)	$(0.01)	$(0.06)	$(0.03)

Diluted	$(0.06)	$(0.01)	$(0.06)	$(0.03)

The accompanying notes are an integral part of these consolidated financial statements.

VERAMARK TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2004	2003
OPERATING ACTIVITIES:
Net loss	$(495,848)	$(280,529)
Adjustments to reconcile net loss to net cash flows provided by operating activities
Depreciation and amortization	388,630	418,772
Provision for bad debts	(7,707)	1,254
Provision for inventory obsolescence	—	24,996
Loss on disposal of fixed assets	11,548	1,003
Compensation expense-stock options	9,200	41,699
Changes in assets and liabilities
Accounts receivable	92,645	(99,866)
Inventories	1,592	8,495
Prepaid expenses and other current assets	30,410	(3,394)
Deposits and other assets	(30,056)	(124,963)
Accounts payable	130,315	75,175
Accrued compensation and related taxes	(125,905)	4,491
Deferred revenue	(117,470)	(307,997)
Other accrued liabilities	(55,635)	(43,853)
Pension obligation	204,435	160,431

Net cash flows provided (used) by operating activities	36,154	(124,286)

INVESTING ACTIVITIES:
Sale (purchase) of investments	437,651	(50,320)
Capitalized software development costs	(589,061)	—
Additions to property and equipment	(85,006)	(54,573)
Decrease in other comprehensive income	(1,528)	—

Net cash flows used by investing activities:	(237,944)	(104,893)
FINANCING ACTIVITY:
Proceeds from exercise of stock options	22,980	5,555
Repayment of capital lease obligation	(2,472)	(9,530)
Proceeds from employee stock purchase plan	7,455	8,647

Net cash flows provided by financing activities	27,963	4,672

NET DECREASE IN CASH AND CASH EQUIVALENTS	(173,827)	(224,507)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	644,005	623,194

CASH AND CASH EQUIVALENTS, END OF PERIOD	$470,178	$398,687

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) GENERAL

     The accompanying unaudited consolidated financial statements include all adjustments of a normal and recurring nature which, in the opinion of Company’s management, are necessary to present fairly the Company’s financial position as of June 30, 2004 and the results of its operations and cash flows for the three and six months ended June 30, 2004 and 2003.

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

     The results of operations and cash flows for the three and six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year’s operation.

(2) PROPERTY AND EQUIPMENT

     The major classifications of property and equipment at June 30, 2004, and December 31, 2003 were:

	June 30,	December 31,
	2004	2003
Machinery and equipment	$794,314	$792,579
Computer hardware and software	1,905,683	1,889,404
Furniture and fixtures	1,618,540	1,768,812
Leasehold improvements	1,382,559	1,382,559

	$5,701,096	$5,833,354

For the three and six months ended June 30, 2004, the Company recorded depreciation expense of $72,615 and $141,312, respectively.

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

		Three Months Ended		Six Months Ended
		June 30,		June 30,
		2004	2003	2004	2003
Net loss	As reported	$(521,386)	$(75,451)	$(495,848)	$(280,529)
	Pro forma	$(605,162)	$(224,858)	$(671,362)	$(609,616)

Net loss per common share	As reported
	Basic	$(0.06)	$(0.01)	$(0.06)	$(0.03)
	Diluted	$(0.06)	$(0.01)	$(0.06)	$(0.03)

	Pro forma
	Basic	$(0.07)	$(0.02)	$(0.08)	$(0.07)
	Diluted	$(0.07)	$(0.02)	$(0.08)	$(0.07)

For purposes of the disclosure above, the fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2004 and 2003. There were no stock options issued in the second quarter of 2004.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Dividend yield	—	—	—	—
Expected volatility	N/A	143.42%	144.43%	142.05%
Risk-free interest rate	N/A	2.48%	3.27%	2.65%
Expected life	N/A	5 years	5 years	5 years

(4) TOTAL COMPREHENSIVE INCOME (LOSS)

Total comprehensive income (loss) for the three and six months ended June 30, 2004 and 2003 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net loss	$(521,386)	$(75,451)	$(495,848)	$(280,529)
Accumulated other comprehensive income (loss)	(6,193)	3,142	(1,528)	16,805

Total comprehensive loss	$(527,579)	$(72,309)	$(497,376)	$(263,724)

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

Calculations of Earnings (Loss) Per Share

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Basic
Net loss	$(521,386)	$(75,451)	$(495,848)	$(280,529)

Weighted average common shares outstanding	8,578,431	8,394,314	8,570,630	8,392,524

Net loss per common share	$(0.06)	$(0.01)	$(0.06)	$(0.03)

Diluted
Net loss	$(521,386)	$(75,451)	$(495,848)	$(280,529)

Weighted average common shares outstanding	8,578,431	8,394,314	8,570,630	8,392,524
Additional dilutive effect of stock options and warrants after application of treasury stock method	—	—	—	—

Weighted average dilutive shares outstanding	8,578,431	8,394,314	8,570,630	8,392,524

Net loss per common share assuming full dilution	$(0.06)	$(0.01)	$(0.06)	$(0.03)

(6) INDEMNIFICATION OF CUSTOMERS

Our agreements with customers generally require us to indemnify the customer against claims that our software infringes third party patent, copyright, trademark or other proprietary rights. Such indemnification obligations are generally limited in a variety of industry-standard respects, including our right to replace an infringing product. As of June 30, 2004 we had not experienced any material losses related to these indemnification obligations and no material claims with respect thereto were outstanding. We do not expect significant claims related to these indemnification obligations, and consequently, we have not established any related reserves.

(7) BENEFIT PLANS

The Company sponsors an employee incentive savings plan under Section 401(k) for all eligible employees. The Company’s contributions to the plan are discretionary. There were no contributions to the plan for the three and six months ended June 30, 2004 and 2003.

The Company also sponsors an unfunded Supplemental Executive Retirement Program (“SERP”), which is a non-qualified plan that provides certain key employees defined pension benefits. Periodic pension expense for the three and six months ended June 30, 2004 and 2003 consists of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Current Service Costs	$74,693	$55,946	$149,386	$111,892
Prior Service Costs	21,721	21,721	43,442	43,442
Interest Cost	47,337	62,332	94,674	84,664

Pension Expense	$143,751	$139,999	$287,502	$239,998

The Company paid pension obligations of $83,067 and $79,567 for the six months ended June 30, 2004 and 2003, respectively.

The discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 6% and 3% respectively, for the three and six months ended June 30, 2004 and 7% and 3%, respectively, for the three and six months ended June 30, 2003.

The Company maintains life insurance covering certain key employees under its Supplemental Executive Retirement Program with the Company named as beneficiary. The Company intends to use the death benefits of these policies, as well as loans against the accumulating cash surrender value of the policies, to fund the pension obligation. The total death benefit associated with these policies is $10.2 million, with an associated accumulated cash surrender value of approximately $1,930,000 at June 30, 2004. The accumulated cash surrender values of these policies at December 31, 2003 was approximately $1,858,000.

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

     Sales for the quarter ended June 30, 2004 of $2,567,599, were 13% lower than sales of $2,952,514 for the quarter ended June 30, 2003. For the six months ended June 30, 2004, sales of $5,241,297 were 8% lower than the sales of $5,702,535 recognized for the first six months of 2003.

     Veramark incurred a net loss of $521,386, or $0.06 per share for the quarter ended June 30, 2004, which compared with a net loss of $75,451, or $0.01 per share for the quarter ended June 30, 2003. For the six months ended June 30, 2004, the company has incurred a net loss of $495,848, or $0.06 per share. For the same six month period of 2003, Veramark reported a net loss of $280,529, or $0.03 per share.

     We continue to see customer order rates fluctuate significantly on a week-to-week basis, with no sustainable trend emerging. Though orders received for the second quarter of 2004 increased 15% over the first quarter of 2004, overall, orders remain below expectations. The increase in second quarter orders, does however, allow us to begin the third quarter of 2004 with a higher sales backlog than we had entering the second quarter.

     During the first and second quarters of 2004, Veramark has realized a net cash outflow of approximately $600,000. This outflow is the result of the lower sales volumes, coupled with higher gross operating expenses for the first six months of 2004 as compared with the first six months of 2003. The Company had anticipated a reduction in its total cash position through the first six months of 2004 as a result of the increased operating expenses associated with the launch of the VeraSMART 2.0 product, but the decline has been greater than expected as a result of the lower sales. Management believes that with the increased sales expected from VeraSMART 2.0 in the third and fourth quarters of 2004, as well as with careful monitoring of operating expenses, the Company will be cash flow positive for the second half of the year.

     The lower sales for both the three and six months ended June 30, 2004 are attributable to two major factors. The first was the 2003 acquisition of one of our largest distributors, Expanets, by Avaya Inc. Prior to the acquisition, both Expanets and Avaya served as separate channels of distribution for the Company’s core call accounting products. The integration of these formerly separate channels has progressed slowly, resulting in a 40% decrease in sales to the combined channel for the first six months of 2004, as compared to the first six months of 2003, when Avaya and Expanets were separate channels.

     Though we have experienced increased sales through other channels of distribution for call accounting and telemanagement products and services, overall Veramark realized a decrease of 4% in sales of call accounting and telemanagement products and services for both the three and six months ended June 30, 2004 as compared with the same three and six months ended June 30, 2003.

     The second factor affecting sales for the three and six months ended June 30, 2004 was the phase-out of sales of the Quantum Series® of enterprise-level products, in anticipation of the planned second quarter release of VeraSMART 2.0®. Development of VeraSMART 2.0, a critical component of the next generation replacement of the Quantum Series, in terms of significant new technology and functionality, was completed ahead of schedule, late in the second quarter and is now available for sale. Initial interest from customers has been very encouraging, and within the first month of availability, the Company has received several significant orders for VeraSMART 2.0 including one from Avaya for the Commonwealth of Massachusetts, and a direct sale to Cal State University. Revenue from these orders will be recognized during the third and fourth quarters of 2004.

     Primarily, as a result of the phase-out of Quantum Series products, sales of enterprise-level products decreased 30% and 15%, respectively, for the three and six months ended June 30, 2004, as compared with the same three and six months periods of 2003. The Company expects to realize an increase in sales of enterprise-level products over the second half of 2004 with the release of VeraSMART 2.0.

     Revenues generated from the Veramark’s Service Bureau operation, a provider of outsourced solutions, increased 26% and 16%, respectively for the three and six months ended June 30, 2004, as compared to prior year results. The increase in Service Bureau revenues includes initial revenues from a division of Lockheed Martin, a new customer added during the first quarter of 2004, plus a significant order from Travelers Insurance, expanding their Service Bureau offering to include an additional 57 sites. Additionally, at the same time, Travelers extended their service contract for an extra year.

     Gross profit margins, determined by subtracting cost of sales from total sales were 81% and 84% for the three and six months ended June 30, 2004. For the three and six months ended June 30, 2003, gross profit margins were 85% and 84%, respectively. The decrease in the gross profit margin for the three months ended June 30, 2004 versus the prior year is attributable to an increase in amortization expense charged to cost of sales as we initiate the amortization of the previously capitalized development costs of VeraSMART 2.0.

     Net expenses for engineering and software development expenses, after the effects of software capitalization were $573,653 for the three months ended June 30, 2004, and $811,701 for the six months ended June 30, 2004. This compares with net engineering and software development expenses of $630,659 and $1,250,657 for the same three and six month periods of 2003. However, gross spending for engineering and development efforts increased 12% for both the three and six months ended June 30, 2004 as compared to the prior year.

     The table below encapsulates the gross expense for engineering and software development, costs capitalized, net engineering and software development expenses, amounts amortized, and the overall impact on the Company’s Statements of Operations for the three and six months ended June 30, 2004 and 2003:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Gross expenditures for engineering and software development	$704,238	$630,659	$1,400,762	$1,250,657
Less: Software development costs capitalized	(130,585)	—	(589,061)	—

Net expenses for engineering and software development expenses	573,653	630,659	811,701	1,250,657
Plus: Software development costs amortized and charged to cost of sales	144,464	103,213	247,678	248,280

Total Expense Recognized	$718,117	$733,872	$1,059,379	$1,498,937

     Engineering and development efforts for the first six months of 2004 were primarily focused on the successful completion of the VeraSMART 2.0 development. The expanded VeraSMART 2.0 suite includes five fully integrated modules: SMART Directory, SMART Invoice Management, SMART Allocation, SMART Call Accounting and SMART Online Directory, and is designed to meet the unique needs of large enterprises. It is designed to allow businesses to consolidate all communications costs, including: invoices from services providers one-time and recurring costs for assets and services; and call detail from an unlimited number of sources, such as IP-PBX’s, circuit-switched PBX’s, key systems, cell phones, credit cards and other third party sources. This gives customers an understanding of network requirements and usage trends, with a goal of ultimately reducing their overall costs.

     With VeraSMART 2.0 now complete, engineering and software development efforts will concentrate on expansion of the present VeraSMART suite to further broaden the products appeal to the enterprise-level customer base.

     Selling, general and administrative expense of $2,032,556 for the three months ended June 30, 2004 increased 3% from the expense level of $1,973,819 for the three months ended June 30, 2003. Selling, general and administrative expenses of $4,071,747 for the six months ended June 30, 2004 are 6% higher than expenses incurred of $3,851,351 for the first six months of 2003. The increased costs reflect increases in marketing costs as well as an expansion of our direct sales force required to support an effective launch of the VeraSMART 2.0 product.

Liquidity and Capital Resources

     As of June 30, 2004, Veramark’s total cash position, consisting of cash in operating accounts plus short-term investments, totaled $1,034,448. This compares with a total cash position at December 31, 2003 of $1,645,926, and is a reduction of $416,974 from the March 31, 2004 cash position. The net cash outflow stems from a combination of lower sales volumes and higher gross operating expenses for the first six months of 2004, as compared with the first six months of 2003.

     Accounts receivable at June 30, 2004 of $1,239,856 compares with accounts receivable of $1,324,794 at December 31, 2003. We continue to experience virtually no collection problems with our customers, nor any significant changes in the payment patterns of customers. As a result, the allowance for doubtful accounts has been reduced from $65,000 at December 31, 2003, to $42,000 at June 30, 2004.

     At June 30, 2004, the cost value of property and equipment total $5,701,096, down from $5,833,354 at December 31, 2003. During the first six months of 2004, the Company purchased $85,006 of capital equipment and wrote off approximately $217,000 of obsolete capital assets, the majority of which had been fully depreciated.

     Software development costs of $2,158,821 at June 30, 2004 compare with software development costs of $1,817,438 at December 31, 2003. The increase reflects the capitalization of $589,061 of software development costs in the first six months of 2004, less the amortization of $247,678 of previously capitalized development costs.

     Pension and related assets have increased from $2,511,847 at December 31, 2003 to $2,582,832 at June 30, 2004. Included in pension and related assets is approximately $1,930,000 representing the cash surrender value of Company-owned life insurance policies. The death benefit and accumulated cash values of these policies are intended to fund future pension obligations. The accumulated cash values referred to above are also available to fund our current operations, should that become necessary.

     Total current liabilities of $3,663,514 at June 30, 2004 have decreased 4% from the December 31, 2003 balance of $3,834,681. Accounts payable have increased by approximately $130,000 at June 30, 2004 from December 31, 2003, but are approximately at the same level as of March 31, 2004. Accrued compensation and related taxes have declined by approximately $126,000 from the December 31, 2003 total as a result of the timing of the payment of the Company’s payrolls, and a reduction in commissions payable to salespeople.

     Deferred revenues of $2,800,867 at June 30, 2004 are down from the balance of $2,918,337 at December 31, 2003, but have increased from $2,769,223 at March 31, 2004. Deferred revenues represent services such as training, installation and maintenance and support, for which the company has billed customers, but for which it has not yet performed the associated services. Most of the services currently deferred, are expected to be provided over the next twelve months and recorded as sales revenue at the time those services are actually rendered.

     Stockholders equity of $1,050,946 at June 30, 2004 compares with stockholders equity of $1,508,687 at December 31, 2003, with the decrease being attributable to the loss of $495,848 incurred for the first six months of 2004. During the second quarter of 2004, employees exercised 36,125 stock options, and purchased 6,496 shares of Common Stock through the Company-sponsored Employee Stock Purchase Plan.

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

Intellectual Property Rights

Veramark regards its software as proprietary and attempts to protect it with a combination of copyright, trademark and trade secret protections, employee and third-party non-disclosure agreements and other methods of protection. Despite those precautions, it may be possible for unauthorized third parties to copy certain portions of Veramark’s products, reverse engineer or obtain and use information that Veramark regards as proprietary. In addition, Veramark sometimes use “click-wrap” licenses, under which it license its products, which may be unenforceable under the laws of certain jurisdictions. Also, the laws of some foreign countries do not protect Veramark’s proprietary rights to the same extent as the laws of the United States. Any misappropriation of Veramark’s intellectual property could have a material adverse effect on its business and results of operations. Furthermore, although Veramark takes steps to prevent unlawful infringement of other’s intellectual property, there can be no assurance that third parties will not assert infringement claims against Veramark in the future with respect to current or future products. Any such assertion could require Veramark to enter into royalty arrangements or result in costly litigation.

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

(I) Registrant’s Condensed Financial Statements for the three and six months ended June 30, 2004 and 2003 are set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.

(31.1) CEO Certification Pursuant to Rule 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2) Treasurer Certification Pursuant to Rule 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1) CEO Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2) Treasurer Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports filed on 8-K during quarter for which report is filed

(1)	On May 14, 2004, the Company filed a Current Report on Form 8-K reporting that the Company issued a press release announcing the Company’s financial results for the quarter ended March 31, 2004, a copy of such press release, which was attached as Exhibit 99.1.

(2)	On May 12, 2004, the Company filed a current report on Form 8-K reporting that the accounting firm of Deloitte and Touche LLP was ceasing its client-auditor relationship with the Company effective with completion of the review of the Company’s interim financial statements for the quarter ended March 31, 2004.

(3)	On June 7, 2004, the Company filed a current report on Form 8-K announcing that the audit Committee of the Board of Directors approved, on June 2, 2004, the accounting firm of Rotenberg and Company LLP as independent accountants for the year ending December 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERAMARK TECHNOLOGIES, INC.

REGISTRANT

Date: August 12, 2004

/s/ David G. Mazzella

David G. Mazzella
President and CEO

Date: August 12, 2004

/s/ Ronald C. Lundy

Ronald C. Lundy
Treasurer (Chief Accounting Officer)