Form 10-Q
period 2004-09-30
VERAMARK TECHNOLOGIES INC
filed 2004-11-12
CIK 747605

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Quarterly Report Under Section 13 or 15 (d)
of the Securities Exchange Act of 1934
For Quarter Ended September 30, 2004

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

YES  ☒ NO ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined by Rule 12b-2 of the Act).

YES  ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of October 31, 2004

Common stock, par value $.10	8,646,262 shares
This report consists of 25 pages.

PART I — FINANCIAL INFORMATION

VERAMARK TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30,	December 31,
	2004	2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$351,697	$644,005
Investments	479,443	1,001,921
Accounts receivable, trade (net of allowance for doubtful accounts of $52,000 and $65,000, respectively)	1,186,376	1,324,794
Inventories, net	43,026	43,183
Prepaid expenses and other current assets	108,555	130,509

Total Current Assets	2,169,097	3,144,412
PROPERTY AND EQUIPMENT
Cost	5,723,400	5,833,354
Less accumulated depreciation	(4,780,928)	(4,792,509)

Property and Equipment (Net)	942,472	1,040,845
OTHER ASSETS:
Software development costs (net of accumulated amortization of $1,341,688 and $928,920, respectively)	2,331,500	1,817,438
Pension and related assets	2,653,462	2,511,847
Deposits and other assets	797,745	838,675

Total other assets	5,782,707	5,167,960

TOTAL ASSETS	$8,894,276	$9,353,217

     The accompanying notes are an integral part of these consolidated financial statements.

VERAMARK TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30,	December 31,
	2004	2003
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$281,122	$212,660
Accrued compensation and related taxes	456,654	491,848
Deferred revenue	2,647,145	2,918,337
Capital lease obligation	—	2,472
Other accrued liabilities	175,576	209,364

Total Current Liabilities	3,560,497	3,834,681
Pension obligation	4,316,502	4,009,849

Total Liabilities	7,876,999	7,844,530
STOCKHOLDERS’ EQUITY
Common Stock, par value $.10; shares authorized, 40,000,000; shares issued and outstanding 8,726,487 and 8,643,054, shares respectively	872,649	864,305
Additional paid-in capital	21,724,100	21,703,571
Accumulated deficit	(21,211,175)	(20,681,568)
Accumulated other comprehensive income	17,460	8,136
Treasury stock (80,225 shares, at cost)	(385,757)	(385,757)

Total Stockholders’ Equity	1,017,277	1,508,687

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,894,276	$9,353,217

     The accompanying notes are an integral part of these consolidated financial statements.

VERAMARK TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
NET SALES
Product Sales	$1,079,564	$1,094,131	$2,817,021	$3,219,868
Service Sales	1,702,422	1,823,048	5,206,262	5,399,846

Total Net Sales	2,781,986	2,917,179	8,023,283	8,619,714

COSTS AND OPERATING EXPENSES:
Cost of sales	486,782	458,332	1,342,901	1,348,154
Engineering and software development	330,476	432,449	1,142,177	1,683,106
Selling, general and administrative	1,996,384	1,920,823	6,068,131	5,772,174

Total Costs and Operating Expenses	2,813,642	2,811,604	8,553,209	8,803,434

(LOSS) INCOME FROM OPERATIONS	(31,656)	105,575	(529,926)	(183,720)
NET INTEREST (EXPENSE) INCOME	(2,103)	3,953	319	12,719

(LOSS) INCOME BEFORE INCOME TAXES	(33,759)	109,528	(529,607)	(171,001)
INCOME TAXES	—	—	—	—

NET (LOSS) INCOME	$(33,759)	$109,528	$(529,607)	$(171,001)

NET (LOSS) INCOME PER SHARE
Basic	$0.00	$0.01	$(0.06)	$(0.02)

Diluted	$0.00	$0.01	$(0.06)	$(0.02)

     The accompanying notes are an integral part of these consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30,
	2004	2003
OPERATING ACTIVITIES:
Net loss	$(529,607)	$(171,001)
Adjustments to reconcile net loss to net cash flows provided by operating activities
Depreciation and amortization	621,777	599,099
Provision for bad debts	(5,086)	(14,151)
Provision for inventory obsolescence	—	37,494
(Gain) loss on disposal of fixed assets	(1,983)	1,003
Compensation expense, net of forfeitures-stock options	(27,136)	57,953
Changes in assets and liabilities
Accounts receivable	143,504	(189,914)
Inventories	157	29,294
Prepaid expenses and other current assets	21,954	3,770
Deposits and other assets	(100,685)	(216,703)
Accounts payable	68,462	8,636
Accrued compensation and related taxes	(35,194)	193,266
Deferred revenue	(271,192)	(222,918)
Other accrued liabilities	(33,788)	8,901
Pension obligation	306,653	290,646

Net cash flows provided by operating activities	157,836	415,375

INVESTING ACTIVITIES:
Sale (purchase) of investments	522,478	(72,632)
Capitalized software development costs	(926,829)	(212,474)
Additions to property and equipment	(122,185)	(64,350)
Increase in other comprehensive income	9,324	11,966
Proceeds from sale of equipment	13,531	—

Net cash flows used by investing activities:	(503,681)	(337,490)
FINANCING ACTIVITY:
Proceeds from exercise of stock options	48,554	48,752
Repayment of capital lease obligation	(2,472)	(13,866)
Proceeds from employee stock purchase plan	7,455	8,647

Net cash flows provided by financing activities	53,537	43,533
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(292,308)	121,418
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	644,005	623,194

CASH AND CASH EQUIVALENTS, END OF PERIOD	$351,697	$744,612

     The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) GENERAL

     The accompanying unaudited consolidated financial statements include all adjustments of a normal and recurring nature which, in the opinion of Company’s management, are necessary to present fairly the Company’s financial position as of September 30, 2004, the results of its operations for the three and nine months ended September 30, 2004 and 2003, and cash flows for the nine months ended September 30, 2004 and 2003.

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

     The results of operations and cash flows for the three and nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year’s operation.

(2) PROPERTY AND EQUIPMENT

     The major classifications of property and equipment at September 30, 2004, and December 31, 2003 were:

	September 30,	December 31,
	2004	2003
Machinery and equipment	$794,314	$792,579
Computer hardware and software	1,918,850	1,889,404
Furniture and fixtures	1,627,677	1,768,812
Leasehold improvements	1,382,559	1,382,559

	$5,723,400	$5,833,354

     For the three and nine months ended September 30, 2004, the Company recorded depreciation expense of $68,057 and $209,369, respectively.

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

The Company accounts for stock-based compensation in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation.” As permitted by SFAS No. 123, the Company continues to measure compensation for such plans using the intrinsic value based method of accounting, prescribed by Accounting Principles Board (APB), Opinion No. 25, “Accounting for Stock Issued to Employees.” Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates for awards consistent with the method of SFAS No. 123, the Company’s net loss and net loss per common share would have been adjusted to the pro forma amounts indicated below. The 2003 proforma information inadvertently omitted forfeited options. Current proforma information appropriately reflects this information.

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
		2004	2003	2004	2003
Net (loss) income	As reported	$(33,759)	$109,528	$(529,607)	$(171,001)
	Pro forma	$43,675	$(9,344)	$(627,687)	$(618,960)
	Pro forma as previously reported	—	$45,287	—	$(532,240)
Net (loss) income	As reported
	Basic	$0.00	$0.01	$(0.06)	$(0.02)
	Diluted	$0.00	$0.01	$(0.06)	$(0.02)
	Pro forma
	Basic	$0.00	$0.00	$(0.07)	$(0.07)
	Diluted	$0.00	$0.00	$(0.07)	$(0.07)
	Pro forma as previously reported
	Basic	—	$0.01	—	$(0.06)
	Diluted	—	$0.01	—	$(0.06)

For purposes of the disclosure above, the fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2004 and 2003.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Dividend yield	—	—	—	—
Expected volatility	146.14%	145.91%	145.05%	142.68%
Risk-free interest rate	3.33%	3.11%	3.29%	2.72%
Expected life	5 years	5 years	5 years	5 years

(4) TOTAL COMPREHENSIVE INCOME (LOSS)

     Total comprehensive income (loss) for the three and nine months ended September 30, 2004 and 2003 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net (loss) income	$(33,759)	$109,528	$(529,607)	$(171,001)
Accumulated other comprehensive income (loss)	10,852	(4,839)	9,324	11,966

Total comprehensive (loss) income	$(22,907)	$104,689	$(520,283)	$(159,035)

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

Calculations of Earnings (Loss) Per Share

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Basic
Net (loss) income	$(33,759)	$109,528	$(529,607)	$(171,001)

Weighted average common shares outstanding	8,637,328	8,461,134	8,592,863	8,415,394

Net (loss) income per common share	$0.00	$0.01	$(0.06)	$(0.02)

Diluted
Net (loss) income	$(33,759)	$109,528	$(529,607)	$(171,001)

Weighted average common shares outstanding	8,637,328	8,461,134	8,592,863	8,415,394
Additional dilutive effect of stock options and warrants after application of treasury stock method	—	933,524	—	—

Weighted average dilutive shares outstanding	8,637,328	9,394,658	8,592,863	8,415,394

Net (loss) income per common share assuming full dilution	$0.00	$0.01	$(0.06)	$(0.02)

(6)	INDEMNIFICATION OF CUSTOMERS

Our agreements with customers generally require us to indemnify the customer against claims that our software infringes third party patent, copyright, trademark or other proprietary rights. Such indemnification obligations are generally limited in a variety of industry-standard respects, including our right to replace an infringing product. As of September 30, 2004 we had not experienced any material losses related to these indemnification obligations and no material claims with respect thereto were outstanding. We do not expect significant claims related to these indemnification obligations, and consequently, we have not established any related reserves.

(7)	BENEFIT PLANS

The Company sponsors an employee incentive savings plan under Section 401(k) for all eligible employees. The Company’s contributions to the plan are discretionary. There were no contributions to the plan for the three and nine months ended September 30, 2004 and 2003.

The Company also sponsors an unfunded Supplemental Executive Retirement Program (“SERP”), which is a non-qualified plan that provides certain key employees defined pension benefits. Periodic pension expense for the three and nine months ended September 30, 2004 and 2003 consists of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Current Service Costs	$74,693	$70,946	$224,079	$182,838
Prior Service Costs	21,721	21,721	65,163	65,163
Interest Cost	47,337	77,332	142,011	161,996

Pension Expense	$143,751	$169,999	$431,253	$409,997

The Company paid pension obligations of $124,600 and $119,351 for the nine months ended September 30, 2004 and 2003, respectively.

The discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 6% and 3% respectively, for the three and nine months ended September 30, 2004 and 7% and 3%, respectively, for the three and nine months ended September 30, 2003.

The Company maintains life insurance covering certain key employees under its Supplemental Executive Retirement Program with the Company named as beneficiary. The Company intends to use the death benefits of these policies, as well as loans against the accumulating cash surrender value of the policies, to fund the pension obligation. The total death benefit associated with these policies is $10.2 million, with an associated accumulated cash surrender value of approximately $2 million at September 30, 2004. The accumulated cash surrender values of these policies at December 31, 2003 was approximately $1,858,000.

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

     Sales of $2,781,986 for the three months ended September 30, 2004 decreased 5% from sales of $2,917,179 for the three months ended September 30, 2003. For the nine months ended September 30, 2004, sales of $8,023,283 were 7% less than sales of $8,619,714 for the first nine months of 2003.

     For the three months ended September 30, 2004, Veramark recorded a net loss of $33,759, or $0.00 per share, which compared with net income of $109,528, or $0.01 per share for the same quarter of the prior year. For the nine months ended September 30, 2004, Veramark’s net loss is $529,607, or $0.06 per share. For the nine months ended September 30, 2003, the net loss was $171,001, or $0.02 per share.

     For the nine months ended September 30, 2004, the company capitalized $926,829 of software development expenses, which compared with capitalization of $212,474 for the same nine months of 2003. The company’s policy is to capitalize software development costs when technological feasibility has been established in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.

     Veramark continues to experience fluctuating monthly order rates and their corresponding impact on sales revenues and cash balances. Orders for the third quarter of 2004 were encouraging, increasing 7% from orders received during the second quarter of 2004, and 26% from orders received during the first quarter of 2004.

     Veramark incurred a net cash outflow of approximately $203,000 for the quarter ended September 30, 2004. Net cash consists of cash in the bank and short-term investments. The reduction in net cash results from a 6% increase in gross operating expenses for the first nine months of 2004 versus the same nine months of 2003, combined with the 7% decrease in sales for the same nine month periods. The increased operating expenses are attributable to costs associated with the development and launch of VeraSMART® 2.0, our new enterprise level product offering, which was released for sale late in the second quarter of this year. Management is pleased with the customer acceptance of VeraSMART, which was the primary factor in the increased order rates experienced in the second and third quarters of 2004. It is management’s expectation that the additional revenues generated from sales of VeraSMART will be instrumental in providing future positive cash flows. Major VeraSMART orders received during the third quarter included orders from ESPN, Marshall University, Rainbow Media, and US Food Services, Inc.

     With the release of VeraSMART 2.0, sales of enterprise level products and services for the three months ended September 30, 2004 increased 4% from the same three months of 2003. For the nine months ended September 30, 2004, sales of enterprise products and services decreased 9% from the first nine months of 2003. The year to date decline is attributable to the strategic 2003 phase-out of the Quantum Series® product, VeraSMART’s predecessor, which significantly reduced enterprise level product sales during the first half of 2004.

     Sales of core call accounting products and services for the three and nine months ended September 30, 2004, decreased 7% and 5%, respectively from the same three and nine month periods ended September 30, 2003. Sales of core call accounting products and services continue to be adversely impacted by Avaya, Inc.’s 2003 acquisition of Expanets, a significant source of distribution for the Company prior to 2004. Sales to the newly formed single channel of distribution are 37% less for the nine months ended September 30, 2004 than for the same nine months of 2003 when Avaya and Expanets were separate channels for the Company. Though we have seen an increase of 10% in sales of call accounting products and services through other distribution channels through September 30, 2004, they have not been sufficient enough to offset the loss of the Expanets sales realized in prior years.

     Sales generated by Veramark’s Outsourced Management Solutions group increased 5% for the three months ended September 30, 2004, and 12% for the nine months ended September 30, 2004 from the same three and nine month periods of 2003. By selecting Veramark’s Outsourcing capabilities, companies are able to realize the benefit of controls on their telemanagement expenses without making significant investments in equipment or internal staff to carry out those functions.

     Gross margins, defined as net sales less cost of sales, of $2,295,204 for the three months ended September 30, 2004 and $6,680,382 for the nine months ended September 30, 2004, represented 82% and 83% of total sales respectively. Gross Margins for the three and nine months ended September 30, 2003 were $2,458,847 and $7,271,560, representing 84% of total sales for both periods. The reduced margins in 2004 versus 2003, reflect increased amortization costs in 2004 associated with capitalized development expenses of VeraSMART 1.0 and 2.0 in prior periods.

     Net engineering and software development expenses of $330,476 for the three months ended September 30, 2004, decreased 24% from net engineering and software development expenses of $432,449 for the three months ended September 30, 2003. For the nine months ended September 30, 2004, net engineering and software development expenses of $1,142,177 were 32% less than the expense level of $1,683,106 for the first nine months of 2003.

     Gross spending for engineering and software development, before the effects of software capitalization, increased by 4% and 9% for the three and nine months ended September 30, 2004, as compared to the same three and nine months periods of 2003.

     The table below details the gross expenses incurred for engineering and software development, costs capitalized, net engineering and software development expenses, amounts amortized, and the overall impact on the Company’s Statements of Operations for the three and nine months ended September 30, 2004 and 2003:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Gross expenditures for engineering and software development	$668,244	$644,923	$2,069,006	$1,895,580
Less: Software development costs capitalized	(337,768)	(212,474)	(926,829)	(212,474)

Net expenses for engineering and software development expenses	330,476	432,449	1,142,177	1,683,106
Plus: Software development costs amortized and charged to cost of sales	165,089	103,214	412,767	351,494

Total Expense Recognized	$495,565	$535,663	$1,554,944	$2,034,600

     Our engineering and software development expenses continue to be concentrated on the further expansion of the functionality of the VeraSMART product, with the next version of the product scheduled for January 2005.

     Selling, general and administrative expenses of $1,996,384 and $6,068,131 for the three and nine months ended September 30, 2004, represent increases of 4% and 5% respectively from the selling, general and administrative expense of $1,920,823 and $5,772,174 for the three and nine months ended September 30, 2003.

     The reasons for the increased operating expenses for both the three and nine months ended September 30, 2004, as compared with the same three and nine months periods of 2003, are two-fold. The first is a 15% increase in marketing costs primarily associated with the sales launch of VeraSMART 2.0. Secondly, the Company has increased direct selling expenses by 9% from the prior year, primarily through staffing additions to support the new enterprise level business generated by VeraSMART and to increase its penetration into potential new markets for call accounting products and services.

     Liquidity and Capital Resources

     Veramark’s total cash position as of September 30, 2004 was $831,140 consisting of cash on hand plus short-term investments. This compares with a total cash position of $1,645,926 at December 31, 2003. The decline in cash position results primarily from the decrease in total sales, combined with increased gross operating expenses, for the nine months ended September 30, 2004, as compared with the first nine months of 2003. In addition to the cash balance referenced above, the Company has immediate access to approximately $2 million of cash surrender values of company-owned insurance policies to fund current operations should that become necessary.

     Accounts receivable at September 30, 2004 total $1,186,376 net of an allowance for doubtful accounts of $52,000. At December 31, 2003, accounts receivable were $1,324,794 net of an allowance for doubtful accounts of $65,000. The reduction in accounts receivable reflects lower sales volumes realized for 2004 versus 2003. We have not incurred any significant write-offs during 2004.

     For the nine months ended September 30, 2004, the Company has purchased $122,185 of new capital equipment, primarily computer hardware and software utilized in its development efforts. For the first nine months of 2003, spending on new capital equipment was $64,350. Additionally, the Company has disposed of $232,139 of obsolete equipment during 2004. A gain of approximately $2,000 was realized after the effects of accumulated depreciation and cash proceeds from the sale of a portion of these assets, and included in the Statement of Operations.

     Software development costs of $2,331,500 at September 30, 2004, have increased from $1,817,438 at December 31, 2003. For the first nine months of 2004, Veramark has capitalized $926,829 of development costs, and amortized $412,767 of previously capitalized costs, which has been charged to cost of sales. Development costs capitalized in 2004 have been entirely devoted to further development and expansion of the Company’s enterprise level VeraSMART® product line.

     Pension and related assets of $2,653,462 at September 30, 2004 include $2,000,457 of cash surrender values associated with Company-owned life insurance policies. The death benefit and cash values of these policies are intended to fund future pension obligations, though the cash values are also available, with Board of Director approval, to fund current operations, should that become necessary.

     Total current liabilities at September 30, 2004, of $3,560,497 have decreased from $3,834,681 at December 31, 2003, primarily as a result of a $271,192 decrease in deferred revenues. Deferred revenues decreased from $2,918,337 at December 31, 2003 to $2,647,145 at September 30, 2004. Deferred revenues are services for which the Company has billed customers for services such as maintenance and support, training and installation, but for which it has not yet performed the associated service. The majority of currently deferred services are expected to be provided over the next twelve months and recorded as revenue.

     As of September 30, 2004 the Company has an accumulated pension obligation of $4,316,502, under a non-qualified, unfunded, Supplemental Executive Retirement Program. The Company maintains life insurance policies covering certain key employees and intends to use the death benefits of these policies, as well as loans against the accumulating cash surrender value of these policies, to fund the pension obligation. The total death benefit associated with these policies is $10.2 million, and the accumulated cash surrender values as of September 30, 2004 is approximately $2.0 million.

     Stockholders’ equity at September 30, 2004 was $1,017,277, down from $1,508,687 at December 31, 2003, primarily reflecting the net loss incurred for the first nine months of 2004 of $529,607. For the nine months ended September 30, 2004, employees of the Company have exercised 76,937 stock options, and purchased 6,496 shares of common stock through the Company’s Employee Stock Purchase Plan, yielding proceeds to the Company of approximately $56,000.

Accounting Pronouncements

1)	In December 2003, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” which updates the guidance in SAB No. 101, integrates the related set of Frequently Asked Questions, and recognizes the role of EITF 00-21.

The adoption of SAB No. 104 did not have a material effect on the Company’s consolidated financial statements.

2)	In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of variable Interest entities – and interpretation of ARB 51” (FIN 46). FIN 46 addresses when a company should include in its financial statements the assets, liabilities and activities of a variable interest entity. It defines variable interest entities as those entities with a business purpose that either do not have equity investors with voting rights in proportion to such investors’ equity for the entity to support its activities and have equity investors that lack a controlling financial interest. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. FIN 46 consolidation requirements apply immediately to variable interest entities created on or obtained after January 31, 2003, but this had no impact on the Company’s 2003 financial statements. A modification to FIN 46 (“FIN 46R”) was released on December 17, 2003. FIN 46R delayed the effective date for variable interest entities created before February 1, 2003, with the exception of special-purpose entities, until the first fiscal year or interim period after December 15, 2003. As of January 1, 2004, the Company adopted FIN 46R. In conjunction with this adoption, the Company performed an evaluation of variable interest entities in which it has an ownership, contractual or other monetary interest and adopted FIN 46R. The adoption of FIN 46R did not have a material effect on the Company’s condensed consolidated financial statements.

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

(I) Registrant’s Condensed Financial Statements for the three and nine months ended September 30, 2004 and 2003 are set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.

(31.1) CEO Certification Pursuant to Rule 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2) Treasurer Certification Pursuant to Rule 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1) CEO Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2) Treasurer Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports filed on 8-K during quarter for which report is filed

(1)	On August 13, 2004, the Company filed a current report on Form 8-K reporting that the Company issued a press release announcing the Company’s financial results for the quarter ended June 30, 2004, a copy of such press release, which was attached as Exhibit 99.1.

(2)	On September 2, 2004, the Company filed a current report on Form 8-K reporting the election of Mr. Andrew W. Moylan to the Board of Directors.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERAMARK TECHNOLOGIES, INC.

REGISTRANT

Date: November 12, 2004

/s/ David G. Mazzella

David G. Mazzella
President and CEO

Date: November 12, 2004

/s/ Ronald C. Lundy

Ronald C. Lundy
Treasurer (Chief Accounting Officer)