Form 10-K
period 2004-12-31
VERAMARK TECHNOLOGIES INC
filed 2005-03-28
CIK 747605

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2004

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

Common Stock, $.10 Par Value

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑       NO ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined by Rule 12b-2 of the Act). YES ☐      NO ☑

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 28, 2005 was $13,725,446.

     The number of shares of Common Stock, $.10 par value, outstanding on February 28, 2005 was 8,668,954.

DOCUMENTS INCORPORATED BY REFERENCE

PART I	-		None

PART II	-		None

		Item 10	Portions of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held May 17, 2005, under the headings “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

		Item 11	Portions of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held May 17, 2005, under the heading “Executive Compensation.”

		Item 12	The tables contained in portions of the information under the headings of “Election of Directors” and “Stock Options” of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held May 17, 2005.

		Item 13	Portions of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held May 17, 2005, under the heading “Certain Relationships and Related Transactions.”

		Item 14	Portion of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held May 17, 2005, under the heading “Audit Fees and Services.”

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

PART I

Item 1 Business

Veramark Technologies, Inc. (the “Company” or “Veramark”), was originally incorporated under the name MOSCOM Corporation in New York in January 1983 and reincorporated in Delaware in 1984. The Company’s name was changed to Veramark Technologies, Inc. on June 15, 1998.

For more than 20 years, Veramark (www.veramark.com) has set the industry standard for telecom spend management solutions by delivering technological excellence, application experience and process expertise. Our focus on convergence in the communications market has resulted in a broad portfolio of products and services that allow enterprises to measurably reduce communications expenses, optimize network performance, increase productivity, and improve enterprise security. Our solutions are fully compatible with IP-telephony, traditional PBX, and Centrex environments.

Veramark’s totally web-based software architecture leverages leading edge technology to consistently deliver enterprise spend management solutions that are easy-to-use, install and maintain. The company’s leadership position is demonstrated by relationships with telecom’s elite – Avaya®, Cisco Systems®, EADS Telecom North America, Nortel Networks®, NEC America®, SBC®, Sprint®, and others – and an installed base of nearly 100,000 customers that range from the Fortune 500, to the public sector, and small businesses.

All of Veramark’s products and services are made and provided by personnel in the United States.

Products and Services

VeraSMART®

          Our new and evolving enterprise-level software solution, VeraSMART®, is a highly modular solution that takes advantage of its totally web-based design to quickly and effectively deliver business-critical information to the people who need it. The modularity of the system allows clients to purchase the modules they need today, while providing an option to expand the system through future purchases as needed.

          Released in the second quarter of 2003, VeraSMART 1.0 delivered SMART Directory, the suite’s core module, and SMART Call Accounting. This version was the Company’s initial offering for the large enterprise market and effectively harnessed the speed and flexibility of Veramark’s totally web-based “endeavor” architecture. VeraSMART 1.0 provided enterprise clients with unprecedented ability to see and control their telecommunications usage expenses.

          The VeraSMART 2.0 software, released in the third quarter of 2004, brought even more ease and power to enterprise cost management. VeraSMART 2.0 featured enhancements to SMART Directory and SMART Call Accounting, as well as introducing three new modules: SMART Allocation, SMART Invoice Management and SMART Online Directory. Each new module was designed to expand the VeraSMART platform beyond management of telecom use, to include the costs of telecom assets, infrastructure, fixed costs, and ultimately wireless device costs; presenting a more robust management tool to enterprise customers. The SMART Online Directory solution, a natural extension of the SMART Directory core, allows large enterprise customers to put frequently needed contact information (extension number, cell phone or pager numbers, email and traditional mailing addresses, and more) on the desktop of any network connected user, effectively expanding the applications’ appeal and more tightly linking it to the day-to-day operations of the enterprise. VeraSMART 2.0 also introduced EZ-Share™, Veramark’s exclusive data configuration and export solution, which facilities much tighter integration of VeraSMART into enterprise back-office systems, like general ledgers and enterprise resource management systems.

          VeraSMART 3.0, generally available since January 2005, is the most current release of Veramark’s enterprise platform. In addition to providing numerous enhancements to the existing suite of modules, VeraSMART 3.0 introduced Electronic Billing Format (EBF) which allows customers to electronically import third-party product and service invoices, thereby streamlining the spend management process.

     Today’s VeraSMART consists of these modules:

•	SMART Directory, the central repository for personnel and organization data. It provides a complete personnel profile that includes location and affiliation to cost centers within the corporate structure. It also provides the tools for system-wide configuration, security, reports, and database/system-wide diagnostic utilities.

•	SMART Online Directory, which provides quick, customizable desktop access to key contacts and personnel information contained in the SMART Directory module. Corporate users can maintain their own phone listings, which may consist of any company entries plus personal numbers they might wish to add.

•	SMART Allocation, which allows the user to accurately distribute fixed charges on a one-time, recurring and pro-rated basis for equipment, services, and more to any individual or group. Because it has the ability to distribute any charges, it can provide a complete picture of all telecom costs.

•	SMART Invoice Management, which allows the allocation of outside vendor charges by individual, logical functional group or customized distribution list. SMART Invoice Management gives you the power to track and analyze all your communications costs, helping you prevent overpayments, while identifying areas for potential savings. Electronic Billing Format (EBF) gives you the ability to import third-party vendor invoices, saving you valuable time and assuring an unprecedented degree of accuracy.

          Veramark will continue the cadenced release process of VeraSMART, with a goal to release new functionality twice annually through 2007. Functionality currently being considered for the VeraSMART platform include: Work Order/Trouble Ticket Management, Asset/Inventory Management, and Cable Management.

eCAS™

          Veramark’s totally web-based eCAS™ Call Accounting software system connects to business telephone systems (PBXs, IP-PBXs, Key Systems, etc.) to collect, store, and rate information on every telephone call made or received.

          The primary appeal of eCAS is that clients using the software can significantly reduce, through heightened awareness and proactive management, their telecommunications costs. As a result, the cost of an eCAS system can generally be recovered through direct expense reduction in less than one year. In addition, eCAS, addresses the problem of theft of telephone service through PBX “hacking” and employee abuse, estimated to exceed $1 billion annually. Using dynamic user-defined criteria, that is generally indicative of fraud/abuse, clients are immediately alerted to potential problems and are able to take corrective action to minimize loss.

          In today’s business climate, in addition to telecom costs, issues like productivity and security are top of mind concerns. Veramark’s eCAS gives small and mid-size businesses a cost-effective method to measure productivity, improve business security, reduce fraud, and optimize network utilization. By capturing statistical details on every incoming and outgoing call, and delivering that information to the desktop as easy-to-use reports, eCAS delivers essential information to management, while retaining employee privacy, because the actual content of phone conversations is not captured.

          Common business drivers for Veramark’s eCAS software include:

•	Improving business security through alarms and reports that identify called parties or incoming calls that can threaten employees or the entire organization (e.g. bomb threats);

•	Evaluating employee productivity and detecting unauthorized use of company phones for personal calls or 900 numbers;

•	Traffic analysis used to optimize network performance and better project network capacity requirements, and to determine the best long distance carrier plans based on usage trends;

•	Detecting fraudulent use of the phone system by hackers.

•	Producing revenues by reselling phone services to third-parties (e.g., tenants); and

•	Allocating telephone expense to specific cost centers or clients based on actual use;

          In early 2005, Veramark released eCAS version 3.0. Highlights of the new version included numerous security enhancements, the option to use network authentication and the option to send data using Secure Socket Layers (SSL), and scheduling tools for database backups. The software is installed on the client’s network and is accessed entirely through a standard Internet browser, such as Microsoft Internet Explorer or Netscape Navigator. This architecture allows clients to administer the system from virtually anywhere, without the added cost and inconvenience of additional client software. The system’s high-performance reporting engine delivers all reports electronically to the Internet browser or via email, allowing the user to readily view and manipulate the information and apply it for understanding cost, usage, security, and productivity trends.

          The eCAS system collects and processes call records from up to 100 different remote locations and can be deployed in business environments that range from 20 to 10,000 extensions. Avaya, their distributors, and resellers sell a private label version of the eCAS system.

          Clients running eCAS software with multiple locations have the option to use Veramark’s Pollable Storage Unit (PSU). The PSU is a solid-state buffer box that collects call record data from circuit-switched PBXs and Key Systems and stores the data until polled by the call accounting system. Veramark’s Service Bureau clients use these devices extensively. In 2004, Veramark introduced a new, network ready version of the PSU, and retired its predecessor. With the advent of IP-communications networks, Veramark anticipates a lesser need for PSU’s over the coming year.

Outsourced Solutions Group

          For companies that recognize the benefits of telecom spend management, but lack the means or desire to utilize internal staff and equipment to perform it, Veramark’s Outsourcing team provides completely hosted or partially hosted (e.g., Application Service Provider) solutions. Using the same expense management software developed by Veramark for licensing, Veramark can remotely poll, process, and report on telecommunications activity and data, then provide comprehensive reports and analysis to remote clients in a variety of formats. Outsourced Solution customers can access their data remotely and securely by Internet login, email, fax, or CD-ROM. Clients that opt for outsourced solutions generally sign multi-year contracts and pay for services monthly based total call records processed and delivery of other value-added services.

Professional Services and Maintenance

          To varying degrees, all of the Company’s products offer an opportunity to provide professional services to customers on a fee basis. These sales typically include installation, implementation, and training services, and often include software customization and data conversion services. The majority of active users of Veramark’s products pay annual maintenance fees, which entitle them to post warranty support via telephone or modem as well as new software service pack releases. Annual fees for maintenance range from 15–20% of the original software license fee, depending upon the hours and priority of support and whether a distributor plays an intermediary support role.

Marketing and Sales

          Veramark’s marketing and sales personnel are located at its headquarters in Pittsford, New York, and 9 locations throughout the United States.

          Veramark has separate marketing and distribution strategies for its enterprise and SME markets. Because of the size and complexity of its enterprise platform, Veramark’s marketing and distribution strategy for VeraSMART is focused primarily on direct sales. On the other hand, the strategy for its SME product, eCAS, is founded on building mutually beneficial relationships with companies that have established distribution networks. The natures of these relationships vary, depending on the product and market. Some sell privately labeled, customized products developed and manufactured by Veramark to their defined specifications, while others resell Veramark-labeled products.

          A partial listing of companies privately labeling or reselling Veramark products follows:

          Telecommunications Equipment Manufacturers

•	Avaya

          Distributors

•	Graybar

•	Jenne Communications

•	ScanSource/Catalyst Telecom

•	Sprint/North Supply

•	Westcon Group/Voda One

          Telephone Service Providers

•	SBC

•	Cincinnati Bell

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

Backlog

          At December 31, 2004, Veramark had a backlog of $1,651,569, all of which is expected to be recognized as revenue during 2005. Backlog as of December 31, 2003 was $968,859. Backlog is not deemed to be a material indicator of 2005 revenues.

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

Employees

          As of February 28, 2005 Veramark employed 91 full-time personnel. Veramark’s employees are not represented by any labor unions.

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

Quarters Ended

	March 31		June 30		September 30		December 31
	High	Low	High	Low	High	Low	High	Low
2004	$2.36	$1.70	$2.15	$1.20	$1.50	$0.91	$1.65	$0.82
2003	$0.45	$0.33	$1.50	$0.27	$1.50	$1.01	$1.80	$1.15

     As of February 28, 2005, there were 561 holders of record of the Company’s Common Stock and approximately 1,955 additional beneficial holders.

     The Company last paid a dividend on common stock in January 1996. No dividend is planned for 2005.

Item 6 Selected Financial Data

	Year Ended December 31,

	2004	2003	2002	2001	2000

Net Sales	$11,035,966	$11,463,867	$11,141,507	$12,512,690	$16,525,357

Net Income (Loss)	$(113,560)	$294,934	$(2,008,443)	$(1,802,457)	$(6,858,645)

Net Income (Loss) per Diluted Share	$(0.01)	$0.03	$(0.24)	$(0.22)	$(0.85)

Weighted Average Diluted Shares Outstanding	8,606,759	9,061,134	8,343,155	8,242,615	8,079,281

Total Assets	$9,508,756	$9,353,217	$8,846,712	$10,148,837	$11,859,330

Long Term Obligations	$4,439,398	$4,009,849	$3,632,400	$3,495,210	$3,373,399

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

2004 Compared with 2003

OVERVIEW

          For the quarter ended December 31, 2004, Veramark’s sales of $3,012,683 increased 8% from the third quarter of 2004, and 6% from sales of $2,844,153 for the same quarter of 2003. Sales for the fourth quarter of 2004 were the highest quarterly sales achieved since the second quarter of 2002. Veramark recorded a net income of $416,047, or $0.04 per diluted share, for the quarter ended December 31, 2004, versus a net income of $465,935, or $0.05 per diluted share for the fourth quarter of 2003.

          For the twelve months ended December 31, 2004, Veramark’s sales were $11,035,966, or 4% less than sales of $11,463,867 for the twelve months ended December 31, 2003. The Company incurred a net loss of $113,560, or $0.01 per share for the year ended December 31, 2004 as compared to a net income of $294,934, or $0.03 per diluted share for the year ended December 31, 2003.

          Despite modest decreases in total sales and net income for 2004 as compared to 2003, management is pleased with the progress made during 2004 to improve the Company’s long-term strategic objectives. The continuing focus on the development of the Company’s VeraSMART® product line, the next generation enterprise-level product offering replacing the Quantum Series®, has gone exceedingly well in management’s opinion and has been the catalyst for the increased sales achieved for the second half of 2004 as opposed to the first six months of the year. In April 2003, the Company suspended further sales of the Quantum product line in order to focus its efforts on accelerating further development of VeraSMART, despite the short-term negative effects that decision would have on sales and cash flows. VeraSMART 1.0 was released late in the second quarter of 2003, VeraSMART 2.0 in June of 2004, and VeraSMART 3.0 was released the first week of January, 2005.

          Primarily as a result of these development efforts we incurred, as expected, a net cash outflow (which totaled approximately $543,000 for the full year ended December 31, 2004).

However the Company did generate a net positive cash inflow of approximately $272,000 for the fourth quarter ended December 31, 2004, primarily as a result of increased sales of VeraSMART. With the latest version of VeraSMART now available, though we expect to realize positive cash flows throughout 2005, we will continue to keep a careful watch on current order and sales levels, as well as operating expenses.

          During 2004 the Company capitalized approximately $1,279,000 of software development costs attributable to the VeraSMART product, encompassing product releases 2.0 and 3.0. During 2003 the Company capitalized approximately $682,000 of developments costs. Capitalized development costs are amortized over five years and charged to cost of sales.

SALES

          Sales of VeraSMART® for the quarter ended December 31, 2004 increased 181% from the same quarter of 2003 and accounted for 23% of total sales for the quarter. VeraSMART sales for the full year ended December 31, 2004, increased 264% from the level achieved for 2003, accounting for 12% of total sales for the year. During the fourth quarter of 2004, the Company installed ten new VeraSMART systems spanning a wide range of markets to include state and local governmental units, financial institutions, health care and the defense industry. Included among these installations were Allina Healthcare, McChord Air Force Base, Ameriquest, the U.S. Department of Labor, the Commonwealth of Massachusetts and Cendant Mortgage.

          Veramark still derives revenue from VeraSMART’s predecessor, the Quantum Series®, primarily in the form of ongoing maintenance contracts. Revenues from the Quantum Series, as expected, decreased 29% and 28%, respectively, for the three and twelve months ended December 31, 2004 as compared to 2003. The decrease results from a reduction in the renewal of maintenance contracts by existing Quantum customers due to the gradual phase-out of Quantum Series.

          Overall, the combined sales from enterprise-level product solutions, encompassing both VeraSMART and the Quantum Series, increased 18% for the quarter ended December 31, 2004 versus the same quarter of 2003, but decreased 2% for the twelve months ended December 31, 2004, as compared to the prior year, as a result of the decline in the Quantum Series maintenance revenues referred to above.

          For both the quarter and year ended December 31, 2004, our sales of eCAS call accounting and telemanagement products were negatively impacted by Avaya Inc.’s early 2004 purchase of Expanets, formerly a significant channel of distribution for the Company. Though the Company was able to generate additional sales to other existing channels of distribution and make inroads with several new channels, sales of call accounting products and services declined by 1% for the quarter ended December 31, 2004, and 4% for the year ended December 31, 2004, as compared with the same periods of 2003.

          Veramark also realized increased sales through its Outsourced Management group for 2004, as opposed to 2003. These increases totaled 42% and 19% for the quarter and year ended December 31, 2004 versus the same periods a year ago. By utilizing Veramark’s outsourcing capabilities, companies were able to realize the benefit of controls on the telemanagement costs without the need to make significant investments in equipment or staff.

COST OF SALES

          The Company earned gross margins (defined as net sales less cost of sales) of 86% and 84% for the three and twelve months ended December 31, 2004. This compared with gross margins of 87% and 85% for the same three and twelve month periods of 2003. The slightly lower margins for 2004 reflect an increase in amortization costs associated with the development costs previously capitalized for VeraSMART versions 1.0 and 2.0. The amortization of VeraSMART 3.0 will commence in the first quarter of 2005, but we do not expect overall gross margins, as a percentage of sales, to change significantly as a result.

ENGINEERING AND SOFTWARE DEVELOPMENT

          Net engineering and development expenses for the year ended December 31, 2004 of $1,415,000 decreased significantly from the $1,819,889 of engineering and development expenses incurred for 2003. This decrease is entirely the result of a higher percentage of engineering expenses being capitalized in 2004, when compared to 2003.

          The following chart summarizes the gross expenditures incurred for engineering and development costs, costs capitalized, the resulting net engineering and development expenses charged against income, and the amortization costs charged to cost of sales for the years ended December 31, 2004 and 2003.

	2004	2003
Gross Expenditures for Engineering and Software Development	$2,693,900	$2,501,980

Less: Software Development Costs Capitalized	(1,278,900)	(682,091)

Net Expenditures for Engineering and Software Development	1,415,000	1,819,889
Plus: Software Development Costs Amortized and Charged to Cost of Sales	577,856	454,707

Total Expense Recognized	$1,992,856	$2,274,596

          As was the case in 2004, we will continue to apply the majority of our development efforts in 2005 on expansion of the VeraSMART product line. The next release of VeraSMART is currently scheduled for availability in mid 2005.

Selling, General and Administrative Expenses

          For the year ended December 31, 2004, selling, general and administrative (SG&A) expenses were $7,975,746. This represents an increase of 4% from the SG&A expenses incurred of $7,666,338 for the year ended December 31, 2003. Total SG&A expenses encompass four functional areas of our corporate structure. Those four areas are Marketing and Product Management, Direct Sales, Sales Support and Service, and Corporate Administration. A breakdown of expenses by functional area for 2004 versus 2003 follows:

	2004	2003
Marketing and Product Management	$902,781	$793,229
Direct Sales	2,421,958	2,075,084
Sales Support and Service	2,315,730	2,427,282
Corporate Administration	2,335,277	2,370,743

	$7,975,746	$7,666,338

          Though we were able to maintain a stable employment base throughout 2004, with employment at December 21, 2004 totaling 99 employees versus 102 a year earlier, total SG&A costs did increase from the prior year. The increase in expense was primarily incurred in the marketing and direct sales areas to support product launch activities required of the VeraSMART 2.0 and 3.0 product releases. Additionally, we felt it necessary to reinstate pay cuts, in place over the last two years, to retain valuable and experienced employees.

2003 Compared with 2002

          The Company’s overall performance in 2003 represented a significant improvement in a number of key areas, both financial and operational, from results realized over the prior 3 years. Despite the necessity to maintain static staffing levels throughout 2003 the Company was able to continue its investment in a number of key product development projects essential to the Company’s long–term growth plans. These projects included major upgrades to the eCAS™ call accounting product line, as well as the initial release of a new enterprise level product platform, VeraSMART®. The Company intends that future releases of the VeraSMART software, currently under development, will continue to expand its inherent functionality and eventually replace the Company’s current Quantum Series® enterprise class product.

          We were also able to maintain and slightly improve our liquidity position, generating a positive cash flow from operations for 2003 of just under $100,000. This increase was achieved by closely monitoring staffing levels, discretionary spending, carefully analyzing capital expenditures and the streamlining of operations throughout the organization. We remain free of any bank debt as of December 31, 2003 and do not anticipate a need for borrowing in the near future. Management believes that, given its current cash position, level of operating expenses, and projections for 2004 revenues, adequate sources of capital are in place to meet its objectives throughout 2004 and beyond, subject to continued improvement of the economy generally and enterprise capital spending specifically.

          While we are encouraged by the year’s results, we remain cautious in the face of current economic conditions. While positive signs have emerged in certain segments of the economy, there has not been a consistent and sustainable upward trend in capital spending throughout our markets. Customers continue to hold back on their capital spending and continue to delay upgrades to their systems whenever and wherever possible. As the Company doesn’t typically generate large backlogs, its financial results and short-term cash flows are heavily dependent on current market conditions and order rates. Over the last two quarters of 2003 in particular, the weekly order intakes have varied significantly from month to month, a situation, which makes long term forecasting and strategic planning difficult.

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

          The Company reported net income of $465,935, or $0.05 per diluted share for the quarter ended December 31, 2003, which compared with a net loss of $413,415, or a loss of $0.05 per share for the quarter ended December 31, 2002. For the year ended December 31, 2003, the Company generated net income of $294,934 or $0.03 per diluted share, representing a significant improvement from the net loss of $2,008,443, or $0.24 per share, for the year ended December 31, 2002. This improvement in the Company’s annual net income resulted from a combination of factors, including:

•	An increase in sales of approximately $322,000.

•	A reduction in cost of sales of approximately $591,000, primarily resulting from a reduction in amounts of previously capitalized software costs amortized and charged to cost of sales.

•	A decrease of approximately $1,385,000 in operating expenses, of which $682,000 represents the capitalization of software development costs associated with the VeraSMART 2.0 enterprise product. There were no development costs capitalized in 2002.

          The increase in net sales for both the three and twelve months ended December 31, 2003, as compared to the same three and twelve months of the prior year resulted from increased sales of the Company’s core call accounting and telemanagement products and services. Net sales of call accounting and telemanagement products increased 8% and 14% for the three and twelve months ended December 31, 2003 from 2002 results for the same periods, primarily due to increased sales of the Company’s eCAS product line, still believed to be the only totally web-based product of its kind on the market two years after its initial launch.

          The increase in net sales of core call accounting products, however, was partially offset by a decrease in net sales of our enterprise-level product offerings, repeating a pattern that we have experienced over the past several years. Sales of the Company’s enterprise products decreased 4% and 12% for the three and twelve months ended December 31, 2003, as compared to the same three and twelve months ended December 31, 2002. The decline, particularly in sales of the Company’s Quantum Series product line, which is being phased out by the Company and replaced by the VeraSMART software solution, reflects the continued reluctance of customers to increase capital spending and to delay upgrades to their systems and networks until economic conditions stabilize. Despite the decline in enterprise sales during 2003, we remain optimistic about our new VeraSMART enterprise product platform. The initial version of the product, VeraSMART 1.0, was released late in the second quarter of 2003, and accounted for 9% of fourth quarter revenues. Although we recognize that overall enterprise capital spending has been slow to resume, current economic forecasts reflect slow but steady improvement in enterprise spending during 2004 and we believe we are well positioned with the VeraSMART software solution to take full advantage of this recovery. Since the beginning of this year, we have seen a quantitative increase in the number of requests for proposals for larger enterprise solutions. For the year ended December 31, 2003, sales of enterprise-level products accounted for 33% of the Company’s total sales.

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

          Despite the difficulties encountered in the last several years, principally due to the general economic conditions that caused enterprise capital spending of our customers to decrease significantly, we continue to move forward with new development projects. During 2003, the Company remained committed to investing development resources in both eCAS and VeraSMART products. Although pleased with the progress eCAS has made since its introduction in 2002, the Company sees new opportunities for this solution in the small to mid-sized marketplace. The Company also believes that the ongoing development efforts on the VeraSMART platform, which, when complete will be the next generation replacement of the current Quantum Series® enterprise product suite, will provide a distinct competitive advantage in the large enterprise market. Additionally, the expansion of the VeraSMART platform should broaden outsourced services capabilities, a key growth area for the Company.

          For the year ended December 31, 2003, we realized a decrease in net engineering and development expenses, as compared with 2002, reflecting the capitalization of development costs related to the development of the VeraSMART enterprise platform. The table below summarizes the Company’s engineering and development efforts for 2003, as compared with 2002, detailing gross spending, costs capitalized, amounts amortized, and the overall impact on the Company’s Statements of Operations for the years ended December 31, 2003 and 2002.

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

          We continue to monitor operating expenses carefully, as well as search for additional operating efficiencies. As of December 31, 2003, the Company employed 102 full-time employees versus 101 employees at December 31, 2002.

Liquidity and Capital Resources

          At December 31, 2004, Veramark’s total cash position, consisting of cash in the bank and short-term investments, totaled $1,103,257. At December 31, 2003, the Company’s total cash position was $1,645,926. The overall decline in our cash position was, to a large extent, anticipated by management and consistent with the strategic decision to suspend further sales of the Quantum product line and focus on accelerating development of the VeraSMART product line made in 2003. The Company experienced net cash outflows of approximately $194,000, $417,000 and $203,000 respectively, for each of the first three quarters of 2004. During the fourth quarter of 2004, this trend was reversed, with a net positive cash flow of approximately $272,000 being generated, largely as a result of the increased sales of VeraSMART.

          Accounts receivable of $1,276,204 at December 31, 2004, decreased by approximately $49,000 from the December 31, 2003 balance of $1,324,794. We continue to experience an excellent credit history with our customers, the result of which has been a reduction in the reserve required for potential bad debts from $65,000 at December 31, 2003 to $24,000 at December 31, 2004.

          Prepaid expenses of $109,809 at December 31, 2004 declined from $130,509 at December 31, 2003. The decrease was attributable to a reduction in the prepaid portion of the Company’s Directors and Officers Liability policy resulting from a reduction in premium paid for coverage in 2004, as compared with 2003.

          The cost value of property and equipment at December 31, 2004 of $5,740,535, decreased from $5,833,354 at December 31, 2003. During 2004 Veramark purchased $142,283 of new capital equipment and disposed of $235,102 of out of service or obsolete equipment. The Company realized a gain of $1,983 on the disposal of this equipment.

          The asset value of Capitalized Software increased from $1,817,438 at December 31, 2003 to $2,518,482 at December 31, 2004. The increase reflects the capitalization of $1,278,900 of software development cost in 2004, all attributable to VeraSMART 2.0 and 3.0, and the amortization of $577,856 of previously capitalized development costs in connection with the development of eCAS and VeraSMART 1.0.

          Pension and related assets of $2,778,482 at December 31, 2004 increased $266,635 from the December 31, 2003 balance of $2,511,847, due to an increase in the cash surrender value of company-owned life insurance policies. The death benefit and current cash values of these policies are intended to fund future SERP obligations. At December 31, 2004, the cash surrender values of these policies totals approximately $2,214,000. We also have the ability to access the cash surrender values to fund current operations of the business should that ever become necessary.

          Accounts payable of $298,063 at December 31, 2004 increased $85,403 from the December 31, 2003 total of $212,660, but is comparable with the levels of the accounts payable reported for the first three quarters of 2004. There have been no changes of significance in our payment practices.

          Accrued compensation and related taxes includes the value of salaries and wages payable at year-end, as well as an accrual for vacation time and commission’s payable at December 31, 2004. The increase from $491,848 at December 31, 2003 to $557,805 at December 31, 2004 reflects an increase in commissions due our salespeople and an increase in salaries and wages payable at year end due to the timing of Company payrolls.

          Deferred revenues decreased from $2,918,337 at December 31, 2003 to $2,572,120 at December 31, 2004 due to the gradual phase out of maintenance contracts associated with the older generation Quantum Series. We expect that with increased sales of VeraSMART, Quantum’s successor product, that we will begin to see an increase in new maintenance contracts and services in 2005 and therefore a resulting increase in deferred revenues during the second half of the year. Deferred revenues represent services such as training, installation, and maintenance and support services for which the Company has billed customers, but for which it has not yet performed the actual services. All services currently deferred, are expected to be provided over the next twelve months, and recorded as sales revenue at the time those services are actually rendered.

          Other accrued liabilities of at December 31, 2004 of $187,977, decreased from $209,364 at December 31, 2003. The decrease results from lower year end provisions for legal and accounting fees and sales taxes due a number of states on current sales.

          As of December 31, 2004, the Company has an accumulated pension obligation of $4,439,398, up from $4,009,849 at December 31, 2003. Refer to Note 7, Benefit Plans, of Notes to Consolidated Financial Statements, referenced later in this document.

          Stockholders equity, at December 31, 2004 of $1,453,393, declined slightly from $1,508,687 at December 31, 2003. The decrease includes the 2004 net loss of $113,560, offset by proceeds received by the Company of approximately $71,000 from the exercise of employee stock options and the purchase of 24,938 shares of Company Stock by employees through a company sponsored Employee Stock Purchase Plan.

Off Balance Sheet Arrangements

          Pension Obligations - The Company sponsors a non-qualified, unfunded, Supplemental Executive Retirement Plan (SERP), which provides certain key employees with a defined pension benefit. The Company believes that the SERP is an important part of its compensation package, necessary for the recruitment and retention of qualified employees.

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

          Recovery of 100% of projected SERP costs is designed through a program of Company-owned life insurance (COLI). Recovery for the imputed time value of the money, plus all costs associated with the COLI premium payments, and benefit obligations, are included in this program. The Company currently owns 14 separate life insurance contracts on selected current and former employees, not all of who will ultimately qualify for participation in the plan. The cumulative death benefit attached to these policies is $10.2 million dollars and is not included in the Company’s Consolidated Balance Sheet as of December 31, 2004.

          The cash surrender values of these policies at December 31, 2004 totaled approximately $2,214,000 and are included in the Company’s consolidated balance sheets under the caption of “Pension and Related Assets.”

          The projected future pension benefits expected to be paid under this plan are as follows, assuming retirement at 65 and a life expectancy of 80 years for all participants:

Year Ending December 31,
2005	$159,767
2006	387,767

Year Ending December 31,
2007	387,767
2008	429,692
2009	485,353
2010-2014	2,583,050

          The net present value of these projected pension obligations at December 31, 2004, totals $3,874,562, and is included in the liability section of the Company’s consolidated balance sheets under the caption under “Pension Obligation.”

          Lease Obligations – The Company leases current manufacturing and office facilities and certain equipment under operating leases, which expire at various dates through 2008. Rent expense under all operating leases (exclusive of real estate taxes and other expenses payable under the leases) was approximately $ 470,000, $558,000, and $615,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

Minimum lease payments as of December 31, 2004 under operating leases are as follows:

Year Ending December 31,	Operating Leases
2005	$545,210
2006	532,835
2007	386,528
2008	693
Thereafter	0

$1,465,266

          Purchase Commitments – The Company has no purchase commitment contracts in place as of December 31, 2004.

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

          The Company’s overall policies with regard to revenue recognition are set forth in Note 1 of the Consolidated Financial Statements — Description of Business and Summary of Significant Accounting Policies. As noted therein, the Company recognizes revenue in accordance with SOP 97-2, “Software Revenue Recognition,” and related interpretations. Our software licensing with customers typically have terms and conditions that are described in signed orders. Revenue from perpetual licenses is recognized upon delivery of the licensed product, provided that acceptance has occurred and a signed contractual obligation has been received, the price is fixed and determinable, and collectibility of the receivable is probable.

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

          As set forth in Note 7 – Benefit Plans, the Company sponsors an unfunded Supplemental Executive Retirement Program (“SERP”), which is a nonqualified plan that provides certain key employees a defined pension benefit. In order to properly record the net present value of future pension obligations a number of assumptions are required to be made by Company’s management. These assumptions include years of service, life expectancies, and projected future salary increases for each participant. In addition, management must make assumptions with regard to the proper long-term interest and liability discount rates to be applied to these future obligations.

          Should the Company need to alter any of these assumptions, there is the potential for significant adjustments to future projected pension liabilities.

Accounting Pronouncements

1)	In December 2003, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” which updates the guidance in SAB No. 101, integrates the related set of Frequently Asked Questions, and recognizes the role of EITF 00-21. The adoption of SAB No. 104 did not have a material effect on the Company’s consolidated financial statements.

2)	In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of variable Interest entities – and interpretation of ARB 51” (FIN 46). FIN 46 addresses when a company should include in its financial statements the assets, liabilities and activities of a variable interest entity. It defines variable interest entities as those entities with a business purpose that either do not have equity investors with voting rights in proportion to such investors’ equity for the entity to support its activities and have equity investors that lack a controlling financial interest. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. FIN 46 consolidation requirements apply immediately to variable interest entities created on or obtained after January 31, 2003, but this had no impact on the Company’s 2003 financial statements. A modification to FIN 46 (“FIN 46R”) was released on December 17, 2003. FIN 46R delayed the effective date for variable interest entities created before February 1, 2003, with the exception of special-purpose entities, until the first fiscal year or interim period after December 15, 2003. As of January 1, 2004, the Company adopted FIN 46R. In conjunction with this adoption, the Company performed an evaluation of variable interest entities in which it has an ownership, contractual or other monetary interest and adopted FIN 46R. The adoption of FIN 46R did not have a material effect on the Company’s condensed consolidated financial statements.

3)	In April 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. This amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. This statement clarifies the accounting guidance on derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. The standard is effective for contracts entered into or modified after June 30, 2003. The adoption of this standard has not had a material impact on the Company’s financial condition or results of operations.

4)	In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with characteristics of both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within the scope of SFAS No. 150 as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. This statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this standard has not had a material impact on the Company’s financial condition or results of operations.

5)	In November 2002, the Emerging Issues Task Force reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” Issue 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of Issue 00-21 applied to revenue arrangements entered into in periods beginning after June 15, 2003. The adoption of Issue 00-21 did not have a material effect on the Company’s financial position or results of operations.

6)	In December 2004, the FASB issued SFAS 123(R), which replaces SFAS 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123(R) requires compensation costs relating to share-based payment transactions be recognized in financial statements. The pro forma disclosure previously permitted under SFAS 123 will no longer be an acceptable alternative to recognition of expenses in the financial statements. SFAS 123(R) is effective as of the beginning of the first reporting period that begins after June 15, 2005, with early adoption encouraged. We currently measure compensation costs related to share-based payments under APB 25, as allowed by SFAS 123, and provide disclosure in notes to financial statements as required by SFAS 123. We are required to adopt SFAS 123(R) starting from the fourth fiscal quarter of 2005. We expect the adoption of SFAS 123(R) will have a material adverse impact on our net income and net income per share. We are currently in the process of evaluating the extent of such impact.

7)	In December 2004, FASB issued SFAS 153, “Exchanges of Nonmonetary Assets—an amendment to APB Opinion No. 29”. This statement amends APB 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. Adoption of this statement is not expected to have a material impact on our results of operations or financial condition.

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

          At December 31, 2004 and 2003 the carrying value of investments approximated fair market value. Investments at December 31, 2004 and 2003 consisted of the following:

	2004	2003
Bond Funds	$271,981	$683,592
US Government Securities	109,256	318,329

	$381,237	$1,001,921

Item 8 Index to Consolidated Financial Statements and Supplementary Data

Page
REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS	27 - 28

Balance sheets	29 - 30

Statements of operations	31

Statements of stockholders’ equity	32

Statements of cash flows	33

Notes to financial statements	34 - 47

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
and Stockholders
Veramark Technologies, Inc.

     We have audited the accompanying balance sheet of Veramark Technologies, Inc. as of December 31, 2004, and the related statements of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Veramark Technologies, Inc. as of December 31, 2003 and for the years ended December 31, 2003 and 2002, were audited by other auditors whose report dated March 22, 2004, expressed an unqualified opinion on those statements.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the 2004 financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2004, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Rotenberg & Co., LLP

Rotenberg & Co., llp
Rochester, New York
January 21, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Veramark Technologies, Inc.
Rochester, New York

We have audited the accompanying consolidated balance sheet of Veramark Technologies, Inc. and subsidiary as of December 31, 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2003 and 2002. Our audits also included the financial statement schedule “Valuation and Qualifying Accounts” for 2003 and 2002 listed in the Index at Item 15(c). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Veramark Technologies, Inc. and subsidiary as of December 31, 2003, and the results of their operations and their cash flows for the years ended December 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule for 2003 and 2002, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

March 22, 2004
Rochester, New York

VERAMARK TECHNOLOGIES, INC.

BALANCE SHEETS
DECEMBER 31, 2004 AND 2003

	2004	2003
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$722,020	$644,005
Investments	381,237	1,001,921
Accounts receivable, trade (net of allowance for doubtful accounts of $24,000 and $65,000)	1,276,204	1,324,794
Inventories, net	30,717	43,183
Prepaid expenses and other current assets	109,809	130,509

Total current assets	2,519,987	3,144,412

PROPERTY AND EQUIPMENT:
Cost	5,740,535	5,833,354
Less accumulated depreciation	(4,846,475)	(4,792,509)

Property and equipment, net	894,060	1,040,845

OTHER ASSETS:
Software development costs (net of accumulated amortization of $1,506,777 and $928,920)	2,518,482	1,817,438
Pension and related assets	2,778,482	2,511,847
Deposits and other assets	797,745	838,675

Total other assets	6,094,709	5,167,960

TOTAL ASSETS	$9,508,756	$9,353,217

The accompanying notes are an integral part of these financial statements.

VERAMARK TECHNOLOGIES, INC.

BALANCE SHEETS
DECEMBER 31, 2004 AND 2003

	2004	2003
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$298,063	$212,660
Accrued compensation and related taxes	557,805	491,848
Deferred revenue	2,572,120	2,918,337
Capital lease obligation	—	2,472
Other accrued liabilities	187,977	209,364

Total current liabilities	3,615,965	3,834,681

Pension obligation	4,439,398	4,009,849

Total liabilities	8,055,363	7,844,530

STOCKHOLDERS’ EQUITY:
Common stock, par value, $0.10; shares authorized, 40,000,000; 8,749,179 shares and 8,643,054 shares issued	874,918	864,305
Additional paid-in capital	21,744,969	21,703,571
Accumulated deficit	(20,795,128)	(20,681,568)
Treasury stock (80,225 shares at cost)	(385,757)	(385,757)
Accumulated other comprehensive income	14,391	8,136

Total stockholders’ equity	1,453,393	1,508,687

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,508,756	$9,353,217

The accompanying notes are an integral part of these financial statements.

VERAMARK TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

	2004	2003	2002

NET SALES
Product Sales	$4,066,110	$4,255,870	$4,508,859
Service Sales	6,969,856	7,207,997	6,632,648

Total Net Sales	11,035,966	11,463,867	11,141,507

COSTS AND OPERATING EXPENSES:
Cost of sales	1,764,095	1,704,965	2,296,427
Engineering and software development	1,415,000	1,819,889	2,868,188
Selling, general and administrative	7,975,746	7,666,338	8,002,936

Total costs and operating expenses	11,154,841	11,191,192	13,167,551

INCOME (LOSS) FROM OPERATIONS	(118,875)	272,675	(2,026,044)

INTEREST INCOME	5,315	22,259	17,601

INCOME (LOSS) BEFORE INCOME TAXES	(113,560)	294,934	(2,008,443)

INCOME TAXES	—	—	—

NET INCOME (LOSS)	$(113,560)	$294,934	$(2,008,443)

NET INCOME (LOSS) PER SHARE
Basic	$(0.01)	$0.03	$(0.24)

Diluted	$(0.01)	$0.03	$(0.24)

WEIGHTED AVERAGE SHARES OUTSTANDING (BASIC)	8,606,759	8,448,797	8,343,155

WEIGHTED AVERAGE SHARES OUTSTANDING (DILUTED)	8,606,759	9,061,134	8,343,155

The accompanying notes are an integral part of these financial statements.

VERAMARK TECHNOLOGIES, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

							Note
			Additional			Accumulated	Receivable	Total
	Common Stock		Paid in	Accumulated	Treasury	Comprehensive	For Common	Stockholders’
	Shares	Par Value	Capital	Deficit	Stock	Income	Stock	Equity

BALANCE - December 31, 2001	8,323,689	$840,391	$21,541,650	$(18,968,059)	$(385,757)	$-0-	$(87,829)	$2,940,396

Stock purchase plan	67,045	6,705	19,862	—	—	—	—	26,567
Compensation expenses – stock options	—	—	124,684	—	—	—	—	124,684
Reduction in note receivable - common stock	—	—	—	—	—	—	87,829	87,829
Net loss	—	—	—	(2,008,443)	—	—	—	(2,008,443)

BALANCE - December 31, 2002	8,390,734	$847,096	$21,686,196	$(20,976,502)	$(385,757)	$-0-	$-0-	$1,171,033

Change in other comprehensive income	—	—	—	—	—	$8,136	—	$8,136
Net income	—	—	—	294,934	—	—	—	294,934

Total comprehensive Income				294,934		8,136		303,070

Stock purchase plan	36,245	3,624	12,344	—	—	—	—	15,968
Exercise of stock options and warrants	135,850	13,585	45,208	—	—	—	—	58,793
Compensation expenses – stock options	—	—	(40,177)	—	—	—	—	(40,177)

BALANCE - December 31, 2003	8,562,829	$864,305	$21,703,571	$(20,681,568)	$(385,757)	$8,136	$-0-	$1,508,687

Change in other comprehensive income	—	—	—		—	$6,255	—	$6,255
Net loss	—	—	—	(113,560)	—	—	—	(113,560)

Total comprehensive Income	—	—	—	(113,560)	—	6,255	—	(107,305)

Stock purchase plan	24,938	2,494	18,285	—	—	—	—	20,779
Exercise of stock options and warrants	81,187	8,119	41,851	—	—	—	—	49,970
Compensation expenses – stock options	—		(18,738)	—	—	—	—	(18,738)

BALANCE - December 31, 2004	8,668,954	$874,918	$21,744,969	$(20,795,128)	$(385,757)	$14,391	$-0-	$1,453,393

     The accompanying notes are an integral part of these financial statements.

VERAMARK TECHNOLOGIES, INC.
STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

	2004	2003	2002
OPERATING ACTIVITIES:
Net income (loss)	$(113,560)	$294,934	$(2,008,443)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	855,376	776,225	1,450,352
Recovery of bad debts	(35,269)	(19,151)	(15,738)
Compensation expense, net of forfeitures – stock options	(18,738)	(40,177)	124,684
Provision for inventory obsolescence	—	37,494	73,000
(Gain) Loss on disposal of fixed assets	(1,983)	1,003	18

Changes in assets and liabilities:
Accounts receivable	83,859	(169,867)	502,808
Inventories	12,466	11,599	(10,117)
Prepaid expenses and other current assets	20,700	52,121	(106,455)
Deposits and other assets	(225,705)	(304,468)	(256,046)
Accounts payable	85,403	(52,524)	74,401
Accrued compensation and related taxes	65,957	99,040	(39,201)
Deferred revenue	(346,217)	(281,808)	360,813
Other accrued liabilities	(21,387)	41,556	(67,870)
Pension obligation	429,549	384,849	154,961

Net cash provided by operating activities	790,451	830,826	237,167

INVESTING ACTIVITIES:
Sale (Purchase) of investments	620,684	(77,239)	(307,033)
Additions to property and equipment	(142,283)	(111,320)	(38,608)
Capitalized software development costs	(1,278,900)	(682,091)	—
Proceeds from sale of equipment	13,531	—	—
Increase in other comprehensive income	6,255	8,136	—

Net cash used in by investing activities	(780,713)	(862,514)	(345,641)

FINANCING ACTIVITIES:
Repayment of capital lease obligation	(2,472)	(22,262)	(15,866)
Exercise of stock options and warrants	49,970	58,793	—
Employee stock purchase plan	20,779	15,968	26,567
Reduction of note receivable for common stock	—	—	87,829

Net cash provided by financing activities	68,277	52,499	98,530

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	78,015	20,811	(9,944)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	644,005	623,194	633,138

CASH AND CASH EQUIVALENTS, END OF YEAR	$722,020	$644,005	$623,194

     The accompanying notes are an integral part of these financial statements.

VERAMARK TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of business – Veramark Technologies, Inc., (the “Company”) designs and produces telecommunication management and billing systems for users and providers of telecommunication services in the global market. The Company operates in one segment.

Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The financial statements include management’s best estimates of the net realizable value of software development costs. Accordingly, the Company periodically records adjustments to write down the carrying value of software development costs to their net realizable value. The amounts the Company will ultimately realize could differ materially from the carrying value of the software development costs.

Cash and cash equivalents - The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. The fair value of the Company’s cash and cash equivalents approximates carrying value, which, due to the relatively short maturities and variable interest rates of the instruments, approximates current market rates.

Investments - The Company records its investments in accordance with Statement of Financial Account Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Certain Debt and Equity Securities.” As of December 31, 2004 and 2003, the Company has classified its portfolio as available-for-sale securities. These securities are recorded at fair value, based on quoted market prices in an active market, with net unrealized holding gains and losses reported in stockholders’ equity as accumulated other comprehensive income. At December 31, 2004 and 2003 the carrying value of investments approximated fair market value.

Investments at December 31, 2004 and 2003 consisted of the following:

	2004	2003
Bond Funds	$271,981	$683,592
US Government Securities	109,256	318,329

	$381,237	$1,001,921

The contractual maturities of the Company’s investments as of December 31, 2004 are primarily due within one year.

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

The Company’s customers are not concentrated in any specific geographic region, but are concentrated in the telecommunications industry. As of December 31, 2004, one customer in this industry accounted for approximately $189,000 of the total accounts receivable balance. As of December 31, 2003, this same customer accounted for approximately $166,000 of the total accounts receivable balance. The Company performs ongoing credit evaluations of its customers’ financial conditions but does not require collateral to support customer receivables. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. Such losses to date have been within managements’ expectations.

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

Long-lived assets - In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company tests long-lived assets for recoverability whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No impairment charges were recorded in 2004, 2003, and 2002.

Software development costs meeting recoverability tests are capitalized, under SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed,” and amortized on a product-by-product basis over their economic life, ranging from three to five years, or the ratio of current revenues to current and anticipated revenues from such software, whichever provides the greater amortization in a particular period. The Company capitalized $1,278,900 of development costs in 2004, and $682,901 of development costs in 2003. The Company amortized $577,856 of development costs in 2004, and $454,707 of development costs in 2003. The Company periodically reviews the carrying value of capitalized software development costs and impairments are recognized in the results of operations when the expected future undiscounted operating cash flow derived from the capitalized software is less than its carrying value. No charges for impairment were required in 2004, 2003 and 2002.

Fair Value of Financial Instruments – Statement of Financial Accounting Standards (“SFAS”) No. 107, “Disclosure About Fair Value of Financial Instruments,” requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. SFAS No. 107 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At December 31, 2004 and 2003, the carrying value of certain financial instruments (accounts receivable, accounts payable, and current portion of capital lease obligations) approximates fair value due to the short-term nature of the instruments or interest rates, which are comparable with current rates. At December 31, 2004 and 2003, the Company has no long-term debt.

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

Net income (or loss) per common share (“EPS”) is computed in accordance with the provisions of SFAS No. 128, “Earnings Per Share.” Basic EPS is computed by dividing net income (loss) by weighted average shares outstanding. Diluted EPS includes the dilutive effect of stock options and warrants issued. There were no dilutive effects of stock options and warrants in 2004 or 2002, as the effect would be anti-dilutive, due to net losses incurred for those years. Included in diluted earnings per share in 2003 are 612,337 shares, representing the dilutive effect of stock options and warrants issued.

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

		2004	2003	2002
Net income (loss), as reported		$(113,560)	$294,934	$(2,008,443)

Add: Stock-based compensation expense included in net income, net of related tax effects.		$(18,738)	$(40,177)	$124,684

Deduct: Total stock-based compensation expense determined under fair value, net of related tax effects		(138,631)	(627,948)	(1,075,302)

Pro forma net income (loss)		$(270,929)	$(373,191)	$(2,959,061)

Net income (loss) per common share	Pro forma:
	Basic	$(0.01)	$0.03	$(0.24)
	Diluted	$(0.01)	$0.03	$(0.24)

	Pro forma:
	Basic	$(0.03)	$(0.04)	$(0.35)
	Diluted	$(0.03)	$(0.04)	$(0.35)

For purposes of the disclosure above, the fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2004, 2003 and 2002.

	2004	2003	2002
Dividend yield	—	—	—
Expected volatility	145.05%	142.71%	137.65%
Risk-free interest rate	3.29%	2.73%	4.25%
Expected life	5 years	5 years	5 years

Accounting Pronouncements

1)	In December 2003, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” which updates the guidance in SAB No. 101, integrates the related set of Frequently Asked Questions, and recognizes the role of EITF 00-21. The adoption of SAB No. 104 did not have a material effect on the Company’s consolidated financial statements.

2)	In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of variable Interest entities – and interpretation of ARB 51” (FIN 46). FIN 46 addresses when a company should include in its financial statements the assets, liabilities and activities of a variable interest entity. It defines variable interest entities as those entities with a business purpose that either do not have equity investors with voting rights in proportion to such investors’ equity for the entity to support its activities and have equity investors that lack a controlling financial interest. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. FIN 46 consolidation requirements apply immediately to variable interest entities created on or obtained after January 31, 2003, but this had no impact on the Company’s 2003 financial statements. A modification to FIN 46 (“FIN 46R”) was released on December 17, 2003. FIN 46R delayed the effective date for variable interest entities created before February 1, 2003, with the exception of special-purpose entities, until the first fiscal year or interim period after December 15, 2003. As of January 1, 2004, the Company adopted FIN 46R. In conjunction with this adoption, the Company performed an evaluation of variable interest entities in which it has an ownership, contractual or other monetary interest and adopted FIN 46R. The adoption of FIN 46R did not have a material effect on the Company’s condensed consolidated financial statements.

3)	In April 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. This amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. This statement clarifies the accounting guidance on derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. The standard is effective for contracts entered into or modified after June 30, 2003. The adoption of this standard has not had a material impact on the Company’s financial condition or results of operations.

4)	In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with characteristics of both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within the scope of SFAS No. 150 as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. This statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this standard has not had a material impact on the Company’s financial condition or results of operations.

5)	In November 2002, the Emerging Issues Task Force reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” Issue 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of Issue 00-21 applied to revenue arrangements entered into in periods beginning after June 15,2003. The adoption of Issue 00-21 did not have a material effect on the Company’s financial position or results of operations.

6)	In December 2004, the FASB issued SFAS 123(R), which replaces SFAS 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123(R) requires compensation costs relating to share-based payment transactions be recognized in financial statements. The pro forma disclosure previously permitted under SFAS 123 will no longer be an acceptable alternative to recognition of expenses in the financial statements. SFAS 123(R) is effective as of the beginning of the first reporting period that begins after June 15, 2005, with early adoption encouraged. We currently measure compensation costs related to share-based payments under APB 25, as allowed by SFAS 123, and provide disclosure in notes to financial statements as required by SFAS 123. We are required to adopt SFAS 123(R) starting from the fourth fiscal quarter of 2005. We expect the adoption of SFAS 123(R) will have a material adverse impact on our net income and net income per share. We are currently in the process of evaluating the extent of such impact.

7)	In December 2004, FASB issued SFAS 153, “Exchanges of Nonmonetary Assets—an amendment to APB Opinion No. 29”. This statement amends APB 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. Adoption of this statement is not expected to have a material impact on our results of operations or financial condition.

Stock Purchase Plans – Under the Company’s Employee’s Stock Purchase Plan (“ESPP”), employees can purchase Veramark stock at a 15% discount to the lesser of the market price at the beginning or ending date of the six-month periods ending approximately June 30th and December 31st. Employees may elect to make after-tax payroll deduction of 1% to 10% of compensation as defined by the plan to the extent that his or her rights to purchase stock under this plan does not exceed Twenty-Five Thousand Dollars ($25,000) worth of stock (determined at the full market value of the shares at the time such option is granted), and only to the extent that, immediately after the grant, such employee would not own or hold outstanding options to purchase stock, such that his or her combined voting power would exceed 5% of all classes of capital stock of the Company. The ESPP is intended to meet the requirements of section 423 of the Internal Revenue Code of 1986, as amended, and, based upon the guidance in APB 25 and related interpretations, is considered a non-compensatory plan. Accordingly, the Company records no compensation expense for the ESPP. Employee payroll deductions are for six-month period beginning approximately each January 1 And July 1. Shares of the Company’s common stock are purchased on or about June 30 or December 31 unless the participant has either elected to withdraw from the plan or was terminated. Purchased shares are restricted for sale or transfer for a six-month period. All participants funds received prior to the ESPP purchase dates are held as Company liabilities without interest or other increment. No dividends are paid on employee contributions until shares are purchased. Plan participants purchased 24,938 shares at an average purchase price of $0.83 in 2004, 36,245 shares at an average purchase price of $0.44 in 2003 and 67,045 shares at an average purchase price of $0.40 in 2002.

2.	PROPERTY AND EQUIPMENT

     The major classifications of property and equipment as of December 31, 2004 and 2003 are:

	2004	2003

Machinery and equipment	$794,314	$792,579
Computer hardware and software	1,935,985	1,889,404
Furniture and fixtures	1,627,677	1,768,812
Leasehold improvements	1,382,559	1,382,559

	$5,740,535	$5,833,354

Depreciation expense was approximately $278,000, $322,000 and $535,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

3.	ENGINEERING AND SOFTWARE DEVELOPMENT EXPENDITURES

Engineering and software development costs incurred during the years ended December 31, 2004, 2003 and 2002 were recorded as follows:

	2004	2003	2002

Engineering and software development expenses included in the consolidated statements of operations	$1,415,000	$1,819,889	$2,868,188

Amounts capitalized and included in the consolidated balance sheets	1,278,900	682,091	—

Total costs for engineering and software development	$2,693,900	$2,501,980	$2,868,188

Additionally, the Company recorded amortization of capitalized software development costs of approximately $578,000, $455,000, and $915,000 for the years ended December 31, 2004, 2003 and 2002, respectively. Such amortization is included in cost of sales in the consolidated statements of operations. Estimated aggregate minimum amortization expenses for each of the next five years is:

2005	$805,062
2006	701,832
2007	392,196
2008	392,196
2009	227,196

4.	COMPREHENSIVE INCOME (LOSS)

     Comprehensive income (loss) for years ended December 31, 2004, 2003 and 2002 was as follows:

	2004	2003	2002
Net income (loss)	$(113,560)	$294,934	$(2,008,443)

Other comprehensive income unrealized gain on investments	6,255	8,136	—

Comprehensive income (loss)	$(107,305)	$303,070	$(2,008,443)

5.	NET INCOME (LOSS) PER SHARE (EPS)

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

	Year Ended December 31,
	2004	2003	2002

Basic

Net income (loss)	$(113,560)	$294,934	$(2,008,443)

Weighted average common shares outstanding	8,606,759	8,448,797	8,343,155

Net income (loss) per common share	$(0.01)	$0.03	$(0.24)

Diluted

Net income (loss)	$(113,560)	$294,934	$(2,008,44)

Weighted average common shares outstanding	8,606,759	8,448,797	8,343,155

Additional dilutive effect of stock options & warrants after application of treasury stock method	— (1)	612,337	— (1)

Weighted average dilutive shares outstanding	8,606,759	9,061,134	8,343,155

Net income (loss) per common share assuming dilution	$(0.01)	$0.03	$(0.24)

(1) There were no dilutive effects of stock options and warrants in 2004 or 2002, as the effect would be anti-dilutive due to the net losses incurred for those years.

6.	INDEMNIFICATION OF CUSTOMERS

The Company’s agreements with customers generally require us to indemnify the customer against claims that its software infringes third party patent, copyright, trademark or other proprietary rights. Such indemnification obligations are generally limited in a variety of industry-standard respects, including our right to replace an infringing product. As of December 31, 2004, the Company had not experienced any material losses related to these indemnification obligations and no material claims with respect thereto were outstanding. The Company does not expect significant claims related to these indemnification obligations, and consequently, the Company has not established any related reserves.

7.	BENEFIT PLANS

The Company sponsors an employee incentive savings plan under section 401(k) for all eligible employees. The Company’s contributions to the plan are discretionary. There have been no contributions to the plan since 1999.

The Company also sponsors an unfunded Supplemental Executive Retirement Program (“SERP”), which is a nonqualified plan that provides certain key employees defined pension benefits. For the years ended December 31, 2004 and 2003, changes to the benefit obligation consisted of the following:

	2004	2003
Benefit obligation-beginning of year	$4,009,849	$3,625,000

Current service cost-benefits earned during the period	323,006	252,155
Interest cost on projected benefit obligation	276,472	238,409
Plan amendments	(3,795)	53,419
Benefits paid	(166,134)	(159,134)

Benefit obligation-end of year	$4,439,398	$4,009,849

The annual measurement date for the pension benefit obligation is October 1. A reconciliation of the SERP plan’s funded status with amounts recognized in the Company’s balance sheets is as follows:

	2004	2003
Actuarial present value of projected benefit obligation	$4,439,398	$4,009,849

Plan assets	—	—

Projected benefit obligation in excess of plan assets	4,439,398	4,009,849

Prior service cost not yet recognized in net periodic pension cost	(564,836)	(653,005)

Net amount recognized	$3,874,562	$3,356,844

Included in the pension assets caption in the consolidated balance sheets as of December 31, 2004 and 2003 is an intangible asset of $564,836 and $653,005, respectively, related to the minimum liability adjustment for the unfunded accumulated benefit obligation.

The discount rate used in determining the actuarial present value of the projected benefit obligation was 6% for 2004 and 2003. The rate of increase in future compensation levels used in determining the projected benefit obligation ranged from 0% to 3% for 2004 and 3% for 2003.

The Company maintains life insurance covering certain key employees under its Supplemental Executive Retirement Program with the Company named as beneficiary. The Company intends to use the death benefits of these policies, as well as loans against the accumulating cash surrender value of the policies, to fund the pension obligation. The total death benefit associated with these policies is $10.2 million, with an associated accumulated cash surrender value of approximately $2,214,000 at December 31, 2004. The accumulated cash surrender values of these policies at December 31, 2003, was approximately $1,858,000. All of the current accumulated cash surrender values are available to meet current pension obligations, or to fund current general operations of the Company in the event that should become necessary. The projected future pension benefits under this plan are as follows, assuming a retirement age of 65 and a life expectancy of 80 years for all participants:

Year Ending December 31,
2005	$ 159,767
2006	387,767
2007	387,767
2008	429,692
2009	485,353
2010-2014	2,583,050

8.	STOCKHOLDERS’ EQUITY

The Company has reserved 4,500,000 shares of its common stock for issuance under its 1998 Stock Option Plan. As of December 31, 2004, 1,584,481 shares of common stock were available for future grants. The plan provides for options, which may be issued as nonqualified or qualified incentive stock options. All options granted are exercisable in increments of 20 - 100% per year beginning one year from the date of grant. All options granted to employees have a ten year term.

A summary of stock option and warrant transactions for the years ended December 31, 2004, 2003 and 2002 is shown below:

	2004		2003		2002

		WEIGHTED AVERAGE		WEIGHTED AVERAGE		WEIGHTED AVERAGE
	SHARES	PRICE	SHARES	PRICE	SHARES	PRICE
Options
Shares under option, beginning of year	3,547,470	$2.32	3,428,835	$2.59	3,725,875	$2.82

Options granted	91,833	1.31	497,500	0.60	152,750	0.49
Options exercised	(81,187)	0.62	(135,850)	0.43	—	—
Options terminated	(212,813)	2.77	(243,015)	3.75	(449,790)	3.77

Shares under option, end of year	3,345,303	$2.30	3,547,470	$2.32	3,428,835	$2.59

Shares exercisable	2,799,682	$2.42	2,533,175	$2.24	2,662,653	$2.28

Weighted average fair value of options granted	$1.37		$0.63		$0.52

Exercise price of options outstanding	$0.28-$10.41		$0.28-$10.41		$0.37-$10.41

Warrants

Warrants outstanding, beginning of year	14,701	$6.17	64,701	$3.82	92,881	$5.31
Warrants granted	—	—	—	—	—	—
Warrants exercised	—	—	—	—	—	—
Warrants expired	(14,701)	6.17	(50,000)	3.12	(28,180)	8.74

Warrants outstanding, end of year	-0-	N/A	14,701	$6.17	64,701	$3.82

Exercise price of warrants outstanding	N/A	N/A	$5.81-$6.38		$3.12-$6.38

The following table summarizes information relating to currently outstanding and exercisable stock options as of December 31, 2004:

	Weighted Average
	Remaining
Range of	Contractual Life		Weighted Average		Weighted Average
Exercise Prices	(in years)	Options Outstanding	Exercise Price	Options Exercisable	Exercise Price
$0.28-$1.49	7	1,601,833	$0.52	1,185,562	$0.50
$1.50-$4.99	4	1,089,788	2.52	1,008,038	2.51
$5.00-$10.41	4	653,682	6.30	606,082	6.04

	6	3,345,303	$2.30	2,799,682	$2.42

9. SALES INFORMATION

Sales to two customers were approximately $3,687,000 or 33% of the Company’s total sales in 2004. Sales to one of those customers was approximately $1,968,000 or 17% of the Company’s total sales in 2003 and sales to another customer were approximately $1,609,000 or 14% of the Company’s total sales in 2002.

10. INCOME TAXES

The income tax provision includes the following:

	2004	2003	2002
Current income tax expense:
Federal	$—	$—	$—
State	—	—	—

	$—	$—	$—

Deferred income tax provision (benefit):
Federal	(290,768)	(242,166)	(519,823)
State	(21,240)	(17,795)	(93,224)
Increase in valuation allowance	312,008	259,961	613,047

	$—	$—	$—

The income tax provision differs from those computed using the statutory federal tax rate of 34%, due to the following:

	2004	2003	2002
Tax benefit at statutory federal rate	(38,610)	$100,278	$(682,871)
State taxes, net of federal tax benefit	(3,407)	(17,795)	(93,224)
Increase in valuation allowance	312,008	259,960	613,047
Other	—	8,686	(7,703)
Nondeductible expenses	4,618	—	—
Deferred tax adjustment-fixed assets	(284,847)	(332,187)
Deferred tax adjustment-net operating loss	44,237	—	—
General business credits	(33,999)	(18,942)	170,751

	$—	$—	$—

Deferred income taxes recorded in the consolidated balance sheets results from differences between financial statement and tax reporting of income and deductions. A summary of the composition of the deferred income tax assets (liabilities) follows:

	2004	2003
General business credits	1,392,661	$1,357,360
Net operating losses	4,108,860	3,934,386
Deferred compensation	1,843,676	1,660,814

	2004	2003
Alternative minimum tax credits	322,216	322,216
Inventory	344	86,008
Accounts receivable	8,880	24,050
Capitalized software	(931,838)	(672,452)
Fixed assets	169,180	(108,407)
Other	114,118	110,812
New York State ITC	96,202	97,504

	7,124,299	6,812,291
Valuation allowance	(7,124,299)	(6,812,291)

Net deferred asset (liability)	$—	$—

The Company has $11,105,028 of net operating loss carryforwards available as of December 31, 2004. Of that total, $682,000 is limited to a utilization of approximately $100,000 annually. The carryforwards expire in varying amounts in 2011 through 2024. The valuation allowance increased by $312,008 during the year ended December 31, 2004.

The Company’s tax credit carryforwards as of December 31, 2003 are as follows:

Description	Amount	Expiration Dates
General business credits	$1,392,661	2005 – 2024

New York State investment tax credits	$96,202	2005 – 2019

Alternative minimum tax credits	$322,216	No expiration date

Cash paid for income taxes during the years ended December 31, 2004, 2003 and 2002 totaled $35,774, $2,882, and $1,568 respectively.

11. COMMITMENTS AND CONTINGENCIES

Lease Obligations - The Company leases current manufacturing and office facilities and certain equipment under operating leases, which expire at various dates through 2008. Rent expense under all operating leases (exclusive of real estate taxes and other expenses payable under the leases) was approximately $470,000, $558,000, and $615,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

Minimum lease payments as of December 31, 2004 under operating leases are as follows:

Year Ending December 31,	Operating Leases
2005	$545,210
2006	532,835
2007	386,528
2008	693
Thereafter	-0-

$1,465,266

Legal Matters - The Company is subject to litigation from time to time in the ordinary course of business. In the opinion of management, such liability will not have a material adverse effect on the Company’s financial condition or results of operations.

12. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Summarized quarterly financial information for the years ended December 31, 2004 and 2003 is as follows:

	Three Months Ended
	March 31	June 30	September 30	December 31
2004
Net sales	$2,673,698	$2,567,599	$2,781,986	$3,012,683
Gross profit	$2,293,211	$2,091,967	$2,295,204	$2,591,489

Net income (loss)	$25,538	$(521,386)	$(33,759)	$416,047
Net income (loss) per common share
- Basic	$0.00	$(0.06)	$0.00	$0.05
- Diluted	$0.00	$(0.06)	$0.00	$0.04

2003
Net sales	$2,750,021	$2,952,514	$2,917,179	$2,844,153
Gross profit	$2,289,444	$2,523,269	$2,458,847	$2,487,342

Net income (loss)	$(205,078)	$(75,451)	$109,528	$465,935
Net income (loss) per common share
- Basic	$(0.02)	$(0.01)	$0.01	$0.05
- Diluted	$(0.02)	$(0.01)	$0.01	$0.05

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

Item 10 Directors and Executive Officers of the Registrant

     Information relating to the officers and directors of the Company and the Committees of the Company’s Board of Directors is incorporated herein by reference to portions of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held May 17, 2005, under the headings “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

     The following lists the names and ages of all executive officers of the Company, all persons chosen to become executive officers, all positions and offices with the Company held by such persons, and the business experience during the past five years of such persons. All officers and directors were re-elected to their present positions for terms ending on May 17, 2005, with the exception of Mr. Moylan, who was appointed to the Board of Directors in September 2004, until their respective successors are elected and qualified.

MANAGEMENT

Directors and Executive Officers of the Registrant

     The Directors and executive officers of Veramark are as follows:

Name	Age	Position
David G. Mazzella	64	Chairman of the Board, President and CEO

William J. Reilly	56	Director

Name	Age	Position
Charles A. Constantino	65	Director

John E. Gould	60	Director

Andrew W. Moylan	65	Director

James R. Scielzo	62	Director

Ronald C. Lundy	53	Treasurer

Douglas F. Smith	60	Vice President – Operations

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

     William J. Reilly has been a Director of Veramark since June 1997. Since September 2004, Mr. Reilly has been President and Chief Executive Officer of Realtime Media, an online Relationship Marketing firm to the Pharmaceutical and Consumer Packaged Goods markets. From September 2001 until September 2004, Mr. Reilly also served as a Principal in the consulting firm ChesterBrook Growth Partners. From 1989 until September, 2003, Mr. Reilly was Chief Operating Officer of Checkpoint Systems, Inc., (NYSE:CKP) a global manufacturer and distributor of automatic identification, pricing, and retail security systems.

     Charles A. Constantino has been a Director of Veramark since May, 2002. Mr. Constantino has also been a Director and Executive Vice President of PAR Technology Corporation (NYSE:PTC) for more than five years. PTC develops, manufactures, markets, installs and services microprocessor-based transaction processing systems for the restaurant and industrial market places and also designs software. Their government business segment provides the United State Department of defense, and other federal and state government organizations, with a wide range of technical products and services. Mr. Constantino is also a Director and Past Chairman of the Board of Trustees of St. John Fisher College, and a Director of Adirondack Bank.

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

Gould is also Chairman of the American Geographical Society and a Director of the Gerber Life Insurance Company.

     Andrew W. Moylan was appointed to the Board of Directors of Veramark in September 2004. Mr. Moylan is currently the President, Chief Operating Officer and Director of MarketDataInsite, as well as a consultant for Deloitte & Touche, LLP. Prior to his current position, Mr. Moylan was a senior Partner in the Deloitte management consulting practice in New York for more than 20 years. Mr. Moylan earned a BA and an MBA from the City University of New York.

     James R. Scielzo was appointed to the Board of Directors of Veramark in March 1998. From 1994, until his retirement in 1999, Mr. Scielzo held the position of Senior Vice President and Chief Technology Officer for Young & Rubicam, Inc., a global corporate communications, advertising and public relations firm. Prior to that, he was Senior vice President/Chief Technology Officer at Wundermann Cato Johnson, the direct response advertising subsidiary of Young & Rubicam, and the Director of systems Development for Young & Rubicam.

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

5O

     The Company has adopted a Code of Business Conduct and Ethics for all principal executive officers, directors, and employees of the Company. A copy of this code is incorporated by reference to portions of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held May 17, 2005, as “Exhibit F.” A copy of the Code of Business Conduct and Ethics is available, without charge, upon written request to the Company’s Treasurer at the Company’s corporate offices.

Item 11 Executive Compensation

     Information relating to executive compensation is incorporated by reference portions of to the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held May 17, 2005, under the heading “Executive Compensation.”

Item 12 Security Ownership of Certain Beneficial Owners and Management

     Information relating to the security holdings of more than five percent holders and directors and officers of the Company is incorporated herein by reference to portions of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held May 17, 2005, under the headings “Executive Compensation” and “Stock Options.”

Item 13 Certain Relationships and Related Transactions

     Information related to certain relationships and related transactions of the Company, are incorporated herein by reference to portions of the Company’s Proxy Statement, for the Annual Meeting of Shareholders to be held May 17, 2005, under the heading “Certain Relationships and Related Transactions.”

PART IV

Item 14 Principal Accounting Fees and Services

Information relating to accounting fees and services incurred by and provided to the Company are incorporated herein by reference to portions of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held May 17, 2005, under the heading “Audit Fees and Services.”

Item 15 Exhibits, Consolidated Financial Statement Schedule and Reports on Form 8-K

(a)	Financial Statements as set forth under Item 8 of this report on Form 10-K

(b)	Reports on Form 8-K

1.	On February 17, 2004, the Company filed a Current Report on Form 8-K reporting that the Company issued a press release announcing the Company’s financial results for the year ended December 31, 2003, a copy of such press release, which was attached as Exhibit 99.1.

2.	On May 14, 2004, the Company filed a Current Report on Form 8-K reporting that the Company issued a press release announcing the Company’s financial results for the quarter ended March 31, 2004, a copy of such press release, which was attached as Exhibit 99.1.

3.	On May 12, 2004, the Company filed a current report on Form 8-K reporting that the accounting firm of Deloitte and Touche LLP was ceasing its client-auditor relationship with the Company effective with completion of the review of the Company’s interim financial statements for the quarter ended March 31, 2004.

4.	On June 7, 2004, the Company filed a current report on Form 8-K announcing that the audit Committee of the Board of Directors approved, on June 2, 2004, the accounting firm of Rotenberg and Company LLP as independent accountants for the year ending December 31, 2004.

5.	On August 13, 2004, the Company filed a current report on Form 8-K reporting that the Company issued a press release announcing the Company’s financial results for the quarter ended June 30, 2004, a copy of such press release, which was attached as Exhibit 99.1.

6.	On September 2, 2004, the Company filed a current report on Form 8-K reporting the election of Mr. Andrew W. Moylan to the Board of Directors.

7.	On November 15, 2004, the Company filed a current report on Form 8-K reporting that the Company issued a press release announcing the Company’s financial results for the quarter ended September 30, 2004, a copy of such press release, which was attached as Exhibit 99.1.

(c)	Exhibits required to be filed by Item 601 of Regulations S-K

(11.1)	Calculation of earnings per share

(31.1)	CEO Certification Pursuant to Rule 13a-14(a) and 15d-14(a), as adopted to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Treasurer Certification Pursuant to Rule 13a-14(a) and 15d-14(a), as adopted to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Action of 2002.

(32.2)	Treasurer Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Action of 2002.

(99)	Valuation and Qualifying Accounts

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
Dated: March 24, 2005

/s/ Ronald C. Lundy
Ronald C. Lundy, Treasurer, Principal Accounting Officer
Dated: March 24, 2005

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

Signature	Capacity	Date

/s/ David G. Mazzella David G. Mazzella	Chairman of the Board, Director	March 24, 2005

/s/ John E. Gould John E. Gould	Director	March 24, 2005

/s/ William J. Reilly William J. Reilly	Director	March 24, 2005

/s/ James R. Scielzo James R. Scielzo	Director	March 24, 2005

/s/ Charles A. Constantino Charles A. Constantino	Director	March 24, 2005

/s/ Andrew W. Moylan Andrew W. Moylan	Director	March 24, 2005