Form 10-Q
period 2005-03-31
VERAMARK TECHNOLOGIES INC
filed 2005-05-13
CIK 747605

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Quarterly Report Under Section 13 or 15 (d)
of the Securities Exchange Act of 1934

For Quarter Ended March 31, 2005

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

YES ☐ NO ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of March 31, 2005

     Common stock, par value $.10                                         8,694,954 shares

     This report consists of 26 pages.

PART I – FINANCIAL INFORMATION

VERAMARK TECHNOLOGIES, INC.

CONDENSED BALANCE SHEETS

	(Unaudited)
	March 31,	December 31,
	2005	2004
ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$590,902	$722,020
Investments	387,360	381,237
Accounts receivable, trade (net of allowance for doubtful accounts of $25,000 and $24,000, respectively)	1,350,159	1,276,204
Inventories, net	36,385	30,717
Prepaid expenses and other current assets	145,467	109,809

Total Current Assets	2,510,273	2,519,987

PROPERTY AND EQUIPMENT

Cost	5,743,894	5,740,535
Less accumulated depreciation	(4,893,000)	(4,846,475)

Property and Equipment (Net)	850,894	894,060

OTHER ASSETS:

Software development costs (net of accumulated amortization of $1,708,040 and $1,506,777, respectively)	2,597,673	2,518,482
Pension and related assets	2,802,304	2,778,482
Deposits and other assets	797,745	797,745

Total other assets	6,197,722	6,094,709

TOTAL ASSETS	$9,558,889	$9,508,756

The accompanying notes are an integral part of these financial statements.

VERAMARK TECHNOLOGIES, INC.

CONDENSED BALANCE SHEETS

	(Unaudited)
	March 31,	December 31,
	2005	2004
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$278,059	$298,063
Accrued compensation and related taxes	447,750	557,805
Deferred revenue	2,676,591	2,572,120
Other accrued liabilities	171,330	187,977

Total Current Liabilities	3,573,730	3,615,965

Pension obligation	4,600,367	4,439,398

Total Liabilities	8,174,097	8,055,363

STOCKHOLDERS’ EQUITY:
Common Stock, par value $.10; shares authorized, 40,000,000; shares issued and outstanding 8,775,179 and 8,749,179	877,518	874,918
Additional paid-in capital	21,757,517	21,744,969
Accumulated deficit	(20,880,414)	(20,795,128)
Treasury stock (80,225 shares, at cost)	(385,757)	(385,757)
Accumulated other comprehensive income	15,928	14,391

Total Stockholders’ Equity	1,384,792	1,453,393

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,558,889	$9,508,756

The accompanying notes are an integral part of these financial statements.

VERAMARK TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
	March 31,
	2005	2004
NET SALES
Product Sales	$954,583	$943,099
Service Sales	1,671,789	1,730,599

Total Net Sales	2,626,372	2,673,698

COSTS AND OPERATING EXPENSES:
Cost of sales	440,051	380,487
Engineering and software development	301,792	238,048
Selling, general and administrative	1,971,107	2,039,191

Total Costs and Operating Expenses	2,712,950	2,657,726

INCOME (LOSS) FROM OPERATIONS	(86,578)	15,972

NET INTEREST INCOME	1,292	9,566

INCOME (LOSS) BEFORE INCOME TAXES	(85,286)	25,538

INCOME TAXES	—	—

NET INCOME (LOSS)	$(85,286)	$25,538

NET INCOME (LOSS) PER SHARE
Basic	$(0.01)	$0.00

Diluted	$(0.01)	$0.00

The accompanying notes are an integral part of these financial statements.

VERAMARK TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2005	2004
OPERATING ACTIVITIES:
Net income (loss)	$(85,286)	$25,538
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities
Depreciation and amortization	269,018	171,911
Provision for bad debts	(5,512)	(12,207)
Loss on disposal of fixed assets	—	11,548
Compensation expense-stock options	4,043	15,248
Increase in cash surrender value of company-owned life insurance policies	(23,822)	(23,823)

Changes in assets and liabilities
Accounts receivable	(68,443)	90,282
Inventories	(5,668)	(27,711)
Prepaid expenses and other current assets	(35,658)	19,349
Deposits and other assets	—	39,930
Accounts payable	(20,004)	147,888
Accrued compensation and related taxes	(110,055)	(28,480)
Deferred revenue	104,471	(149,114)
Other accrued liabilities	(16,647)	(67,642)
Pension obligation	160,969	102,218

Net cash flows provided by operating activities	167,406	314,935

INVESTING ACTIVITIES:
Sale (purchase) of investments	(4,586)	18,114
Capitalized software development costs	(280,454)	(458,476)
Additions to property and equipment	(24,589)	(53,786)

Net cash flows used by investing activities:	(309,629)	(494,148)

FINANCING ACTIVITY:
Exercise of Stock Options	11,105	—
Repayment of capital lease obligation	—	(1,842)

Net cash flows provided (used) by financing activities	11,105	(1,842)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(131,118)	(181,055)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	722,020	644,005

CASH AND CASH EQUIVALENTS, END OF PERIOD	$590,902	$462,950

	Three Months Ended March 31,
	2005	2004
SUPPLEMENTAL CASH FLOW INFORMATION
Cash Transactions:
Income taxes paid (received), net	$(3,000)	$25,123
Interest paid	$—	$53

The accompanying notes are an integral part of these financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

(1)	GENERAL

     The accompanying unaudited financial statements include all adjustments of a normal and recurring nature which, in the opinion of Company’s management, are necessary to present fairly the Company’s financial position as of March 31, 2005 and the results of its operations and cash flows for the three months ended March 31, 2005 and 2004.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed financial statements should be read in conjunction with the financial statements and related notes contained in the Company’s annual report on Form 10-K to the Securities and Exchange Commission for the year ended December 31, 2004.

     The results of operations and cash flows for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year’s operation.

(2)	PROPERTY AND EQUIPMENT

The major classifications of property and equipment at March 31, 2005, and December 31, 2004 were:

	March 31,	December 31,
	2005	2004
Machinery and equipment	$794,314	$794,314
Computer hardware and software	1,939,344	1,935,985
Furniture and fixtures	1,627,677	1,627,677
Leasehold improvements	1,382,559	1,382,559

	$5,743,894	$5,740,535

For the quarter ended March 31, 2005, the Company recorded depreciation expense of $67,755. Depreciation expense for the quarter ended March 31, 2004 was $68,697.

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

		Three Months Ended
		March 31,
		2005	2004

Net income (loss)	As reported	$(85,286)	$25,538

Add: total stock-based compensation expense included in net income, net of related tax effects		4,044	15,248

Deduct: total stock-based compensation expense determined under fair value, net of related tax effects		(35,546)	(106,986)

	Pro forma	$(116,788)	$(66,200)

Net income (loss) per common share	As reported
	Basic	$(0.01)	$0.00
	Diluted	$(0.01)	$0.00

	Pro forma
	Basic	$(0.01)	$(0.01)
	Diluted	$(0.01)	$(0.01)

For purposes of the disclosure above, the fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2005 and 2004:

	2005	2004

Dividend yield	—	—

Expected volatility	147.56%	144.43%

Risk-free interest rate	3.89%	3.27%

Expected life	5 years	5 years

During the quarter ending March 31, 2005, no options were granted

(4)	TOTAL COMPREHENSIVE INCOME (LOSS)

Total comprehensive income (loss) for the first quarter of 2005 and 2004 was as follows:

	Three Months Ended March 31,
	2005	2004

Net income (loss)	$(85,286)	$25,538
Accumulated other comprehensive income	1,537	4,665

Total comprehensive income (loss)	$(83,749)	$30,203

(5)	NET INCOME (LOSS) PER SHARE (EPS)

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

Calculations of Earnings (Loss) Per Share

	Three Months Ended
	March 31,
	2005	2004
Basic

Net income (loss)	$(85,286)	$25,538

Weighted average common shares outstanding	8,673,998	8,562,829

Net income (loss) per common share	$(0.01)	$0.00

Diluted

Net income (loss)	$(85,286)	$25,538

Weighted average common shares outstanding	8,673,998	8,562,829

Additional dilutive effect of stock options and warrants after application of treasury stock method	— (1)	1,254,428

Weighted average dilutive shares outstanding	8,673,998	9,817,257

Net income (loss) per common share assuming full obligation	$(0.01)	$0.00

(1)	There were no dilutive effects of stock options in 2005, as the effect would be anti-dilutive due to the net loss incurred.

(6)	INDEMNIFICATION OF CUSTOMERS

Our agreements with customers generally require us to indemnify the customer against claims that our software infringes third party patent, copyright, trademark or other proprietary rights. Such indemnification obligations are generally limited in a variety of industry-standard respects, including our right to replace an infringing product. As of March 31, 2005 we had not experienced any material losses related to these indemnification obligations and no material claims with respect thereto were outstanding. We do not expect significant claims related to these indemnification obligations, and consequently, we have not established any related reserves.

(7)	BENEFIT PLANS

The Company sponsors an employee incentive savings plan under Section 401(k) for all eligible employees. The Company’s contributions to the plan are discretionary. There were no contributions to the plan for the three months ended March 31, 2005 and 2004.

The Company also sponsors an unfunded Supplemental Executive Retirement Program (“SERP”), which is a non-qualified plan that provides certain key employees defined pension benefits. Periodic pension expense for the three months ended March 31, 2005 and 2004 consists of the following:

	Three Months Ended March 31,
	2005	2004
Current Service Cost	$114,248	$74,693
Amortization of Prior Service Cost	22,650	21,721
Interest Cost	65,605	47,337

Pension Expense	$202,503	$143,751

The Company paid pension obligations of $41,534 for both the three months ended March 31, 2005 and 2004.

The discount rate used in determining the actuarial present value of the projected benefit obligation was 6% for the three months ended March 31, 2005 and 2004.

The Company maintains life insurance covering certain key employees under its Supplemental Executive Retirement Program with the Company named as beneficiary. The Company intends to use the death benefits of these policies, as well as loans against the accumulating cash surrender value of the policies, to fund the pension obligation. The total death benefit associated with these policies is $10.2 million, with an associated accumulated cash surrender value of approximately $2,237,000 at March 31, 2005. The accumulated cash surrender values of these policies at December 31, 2004 was approximately $2,214,000.

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

     Sales for Veramark’s first quarter ended March 31, 2005 were $2,626,000 a decrease of 2% from sales of $2,674,000 for the first quarter of 2004. The net loss incurred for the quarter ended March 31, 2005 was $85,000 or $0.01 per share, which compares with a net profit of $26,000, or $0.00 per diluted share for the quarter ended March 31, 2004.

     The change in net income for the quarter ended March 31, 2005, versus the prior year, is primarily attributable to a reduction in the amounts of engineering and development expenses capitalized. For the quarter ended March 31, 2005, we capitalized $281,000 of development costs as opposed to $459,000 of capitalization for the same quarter of 2004. Amounts capitalized for the second and third quarters of 2005 are expected to increase as we continue the development efforts of VeraSMART® version 4.0, currently scheduled for release in the third quarter of this year.

     While recent reports state that general economic conditions appear favorable, we remain concerned with the current levels of capital equipment spending particularly in the Telecom Industry. We continue to see a significant number of customers delaying major purchases, and/or upgrades to their telecommunication networks, the result of which has impacted sales of VeraSMART, our enterprise-level product.

     For the quarter ended March 31, 2005, sales of VeraSMART and its predecessor product, Quantum Series ® decreased 9% from the quarter ended March 31, 2004. In addition, although new proposal activity remains strong, the sales cycle, from initial proposal to final implementation, continues to lengthen. For example, a number of new orders, that we had anticipated receiving during the first quarter of 2005, were delayed to at least the second quarter of the year.

     In January of 2005, we released VeraSMART version 3.0. This most recent version of VeraSMART incorporates a series of invoice management tools that allows companies to collect their billing data from a wide range of service providers, and once collected, allows them to review, approve and budget more efficiently.

     Sales of telemanagement products and their associated services have been less affected by economic conditions. For the quarter ended March 31, 2005 revenues generated by eCAS™ the Company’s core telemanagement product, increased 2% from the same quarter of 2004, accounting for 63% of total sales versus 61% of total sales a year ago.

     Additionally, we realized a 5% increase in sales generated by our Outsourced Solutions Group for the first quarter of 2005 from the same quarter a year ago. A number of new outsourcing proposals were made during the quarter, which we have hopes of finalizing during the second and third quarters of 2005. Revenues from Outsourced Solutions accounted for 5% of total sales for the quarter ended March 31, 2005, up from 4% for the first quarter of 2004.

     The Company earned a gross margin (defined as sales less cost of sales) of $2,186,000, or 83% of sales for the quarter ended March 31, 2005. For the same period a year ago, we earned a gross margin of $2,293,000 or 86% of sales. The lower margin is attributable to an $87,000 increase in the amortization of previously capitalized software development costs, attributable to VeraSMART versions 2.0 and 3.0. These amortization costs are charged directly to cost of sales.

     Net engineering and development expenses of $302,000 for the quarter ended March 31, 2005 increased 27% from the first quarter of 2004 due to the reduced level of software capitalization referred to earlier, which offset a reduction of $115,000 in actual gross expenses for engineering and development from the prior year. The table below details gross expenses incurred in engineering and development, amounts capitalized and amortized, and the overall impact of engineering and development efforts on the Company’s Statement of Operations for the quarters ended March 31, 2005 and 2004.

	Three Months Ended March 31,
	2005	2004
Gross expenditures for engineering and software development	$582,246	$696,524

Less: Software development costs capitalized	(280,454)	(458,476)

Net expenses for engineering and software development included in the Company’s statement of operations	301,792	238,048

Plus: Software development costs amortized and charged to cost of sales	201,263	103,214

Total Expense Recognized	$503,055	$341,262

     During the first quarter of 2005, our engineering and development team began work on VeraSMART version 4.0. This version of VeraSMART will contain additional functionality to our operational support modules, and a new module for work orders. The addition of these improvements will compliment the billing elements currently available in VeraSMART and allow us to enter markets outside of our traditional telecom environment.

     Selling, general, and administrative expenses incurred of $1,971,000 for the quarter ended March 31, 2005 decreased 3% from $2,039,000 for the quarter ended March 31, 2004. The reduction in expense was attributable to lower payroll and benefit expenses incurred as a result of a lower average employment level from a year ago, particularly in the marketing and customer support functions. We do, however, continue to expand our direct sales force in an effort to reach additional VeraSMART opportunities, as well as expand our penetration of new and existing distribution channels associated with sales of our core telemanagement products.

Liquidity and Capital Resources

     For the quarter ended March 31, 2005, net cash decreased by $125,000 from $1,103,000 at December 31, 2004 to $978,000 at March 31, 2005. Net cash consists of cash and cash equivalents plus short-term investments. The reduction in net cash primarily resulted from reducing our trade accounts payable and the payment of accrued compensation due to employees from December 31, 2004 balances.

     Accounts receivable at March 31, 2005 of $1,350,000 increased 6% from the December 31, 2004 balance of $1,276,000. The increase in receivables is a function of the timing of payments from customers and does not reflect any change in the historical payment patterns of major customers.

     Prepaid expenses of $145,000 increased from $110,000 at December 31, 2004 due to the first quarter renewal of the Company’s general business insurance policies for 2005. It is expected that prepaid expenses will increase again in the second quarter as the remaining policies pertaining for 2005 coverages come up for renewal.

     During the quarter ended March 31, 2005, the Company purchased $25,000 of capital equipment largely related to upgrades to our internal communication network infrastructure. Additionally we wrote off approximately $22,000 of obsolete equipment during the quarter, all of which had been fully depreciated in past years.

     The carrying value of capitalized software related to the Company’s software development efforts increased from $2,518,000 at December 31, 2004 to $2,598,000 at March 31, 2005. During the first quarter of 2005, we capitalized $280,000 of current software development costs, all related to further VeraSMART® expansion, and amortized $201,000 of development costs capitalized in previous years.

     Pension and related assets increased $24,000 during the first quarter of 2005 to $2,802,000, reflecting an increase in the cash surrender values of Company-owned life insurance policies. The death benefit and accumulated cash values of these policies are intended to fund future pension obligations of the Company. The accumulated cash surrender values, referred to above, are also available to fund current operations of the Company in the event that should become necessary.

     Accounts payable were reduced by $20,000 during the quarter to $278,000, from $298,000 at December 31, 2004. There have been no significant changes in our payment policies with vendors and suppliers, and it is expected that the level of accounts payable will remain stable throughout the balance of the year.

     Accrued compensation at March 31, 2005 is $448,000, down $110,000 from $558,000 at December 31, 2004. The reduction is the result of the January 2005 payment of $105,000 in sales commissions and incentives earned by members of our sales force during the fourth quarter of 2004.

     Total stockholders equity of $1,385,000 at March 31, 2005 decreased from $1,453,000 at December 31, 2004. The change in equity includes the first quarter 2005 loss of $85,000, partially offset by $11,000 of proceeds received from employees of the Company from the exercise of 26,000 stock options.

     The Company believes, given current cash and investment levels, combined with the access to cash surrender values of company-owned life insurance policies, that more than sufficient liquidity exists to fund operations for the next twelve months and beyond.

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

2)	In November 2002, the Emerging Issues Task Force reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” Issue 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of Issue 00-21 applied to revenue arrangements entered into in periods beginning after June 15, 2003. The adoption of Issue 00-21 did not have a material effect on the Company’s financial position or results of operations.

3)	In December 2004, the FASB issued SFAS 123(R), which replaces SFAS 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123(R) requires compensation costs relating to share-based payment transactions be recognized in financial statements. The pro forma disclosure previously permitted under SFAS 123 will no longer be an acceptable alternative to recognition of expenses in the financial statements. SFAS 123(R) is effective as of the beginning of the first reporting period that begins after June 15, 2006, with early adoption encouraged. We currently measure compensation costs related to share-based payments under APB 25, as allowed by SFAS 123, and provide disclosure in notes to financial statements as required by SFAS 123. We are required to adopt SFAS 123(R) starting from the first fiscal quarter of 2006. We expect the adoption of SFAS 123(R) will have a material adverse impact on our net income and net income per share. We are currently in the process of evaluating the extent of such impact.

4)	In December 2004, FASB issued SFAS 153, “Exchanges of Nonmonetary Assets—an amendment to APB Opinion No. 29”. This statement amends APB 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. Adoption of this statement is not expected to have a material impact on our results of operations or financial condition.

Critical Accounting Policies

     The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported therein. The most significant of these involving difficult or complex judgments in 2005 include:

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

Item 4 Controls and Procedures

     Based upon an evaluation as of the end of the period covered by this report, the Company’s Chief Executive Officer and the Company’s Treasurer (Chief Accounting Officer) concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There have been no changes in the Company’s internal controls over financial reporting, that occurred during the period covered by this report, that have materially affected, or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

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

PART II – OTHER INFORMATION

Item 5: Certification of Chief Executive Officer and Chief Accounting Officer

The Company’s Chief Executive Officer and the Company’s Chief Accounting Officer have provided the certifications with respect to this Form 10-Q that are required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. These certifications have been filed as Exhibits 31.1 and 31.2 and Exhibits 32.1 and 32.2, respectively.

Item 6: Exhibits and Reports on Form 8-K

(a)	Exhibits required by Item 601 of Regulation S-K

(I) Registrant’s Condensed Financial Statements for the three months ended March 31, 2005 and 2004 are set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.

(II) Calculation of income (loss) per share for the three months ended March 31, 2005 and 2004, as set forth as “Exhibit II”.

(31.1) CEO Certification Pursuant to Rule 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2) Treasurer Certification Pursuant to Rule 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1) CEO Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)Treasurer Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports filed on 8-K during quarter for which report is filed

(1)	On January 19, 2005, the Company filed a current report on Form 8-K reporting that the Company had modified the method of compensation to be paid to non-executive directors. A copy of such plan detailing non-executive director compensation was attached at Exhibit 10.1.

(2)	On February 11, 2005, the Company filed a current report on Form 8-K reporting that the Company issued a press release announcing the company’s financial results for the quarter and year ended December 31, 2004. A copy of such press release, was attached as Exhibit 99.1.

(3)	On March 17, 2005, the Company filed a current report on Form 8-K announcing that the Company’s Board of Directors had adopted a Directors Deferred Compensation Plan. A copy of such plan was attached as Exhibit 10.1.

(4)	On March 31, 2005, the Company filed a current report on Form 8-K announcing that the Company had entered into an Amended and Restated Employment Agreement with David G. Mazzella, effective as of January 31, 2005. A copy of such plan was attached as Exhibit 10.1

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERAMARK TECHNOLOGIES, INC.

REGISTRANT

Date: May 13, 2005

/s/ David G. Mazzella

David G. Mazzella President and CEO

Date: May 13, 2005
/s/ Ronald C. Lundy

Ronald C. Lundy Treasurer (Chief Accounting Officer)