Form 10-Q
period 2005-06-30
VERAMARK TECHNOLOGIES INC
filed 2005-08-15
CIK 747605

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Quarterly Report Under Section 13 or 15 (d)
of the Securities Exchange Act of 1934
For Quarter Ended June 30, 2005
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
YES ☑               NO ☐
Indicate by check mark whether the Registrant is an accelerated filer (as defined by Rule 12b-2 of the Act).
YES ☐               NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of June 30, 2005

Common stock, par value $.10	8,770,904 shares

This report consists of 29 pages.

PART I — FINANCIAL INFORMATION
VERAMARK TECHNOLOGIES, INC.
CONDENSED BALANCE SHEETS

	(Unaudited)
	June 30,	December 31,
	2005	2004
ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$688,919	$722,020
Investments	391,381	381,237
Accounts receivable, trade (net of allowance for doubtful accounts of $25,000 and $24,000, respectively)	1,383,382	1,276,204
Inventories, net	40,702	30,717
Prepaid expenses and other current assets	136,289	109,809

Total Current Assets	2,640,673	2,519,987

PROPERTY AND EQUIPMENT

Cost	5,718,365	5,740,535
Less accumulated depreciation	(4,910,087)	(4,846,475)

Property and Equipment (Net)	808,278	894,060

OTHER ASSETS:

Software development costs (net of accumulated amortization of $1,909,303 and $1,506,777, respectively)	2,772,575	2,518,482
Pension and related assets	2,849,467	2,778,482
Deposits and other assets	797,745	797,745

Total other assets	6,419,787	6,094,709

TOTAL ASSETS	$9,868,738	$9,508,756

The accompanying notes are an integral part of these financial statements.

VERAMARK TECHNOLOGIES, INC.
CONDENSED BALANCE SHEETS

	(Unaudited)
	June 30,	December 31,
	2005	2004
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$234,526	$298,063
Accrued compensation and related taxes	449,232	557,805
Deferred revenue	2,672,741	2,572,120
Other accrued liabilities	178,282	187,977

Total Current Liabilities	3,534,781	3,615,965

Pension obligation	4,761,333	4,439,398

Total Liabilities	8,296,114	8,055,363

STOCKHOLDERS’ EQUITY:
Common Stock, par value $.10; shares authorized, 40,000,000; shares issued and outstanding 8,851,129 and 8,749,179	885,113	874,918
Additional paid-in capital	21,684,196	21,744,969
Accumulated deficit	(20,630,691)	(20,795,128)
Treasury stock (80,225 shares, at cost)	(385,757)	(385,757)
Accumulated other comprehensive income	19,763	14,391

Total Stockholders’ Equity	1,572,624	1,453,393

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,868,738	$9,508,756

The accompanying notes are an integral part of these financial statements.

VERAMARK TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
NET SALES
Product Sales	$880,053	$794,358	$1,834,636	$1,737,457
Service Sales	1,781,303	1,773,241	3,453,092	3,503,840

Total Net Sales	2,661,356	2,567,599	5,287,728	5,241,297

COSTS AND OPERATING EXPENSES:
Cost of sales	439,884	475,632	879,935	856,119
Engineering and software development	178,995	573,653	480,787	811,701
Selling, general and administrative	1,797,889	2,032,556	3,768,996	4,071,747

Total Costs and Operating Expenses	2,416,768	3,081,841	5,129,718	5,739,567

INCOME (LOSS) FROM OPERATIONS	244,588	(514,242)	158,010	(498,270)

NET INTEREST INCOME (Expense)	5,135	(7,144)	6,427	2,422

INCOME (LOSS) BEFORE INCOME TAXES	249,723	(521,386)	164,437	(495,848)

INCOME TAXES	—	—	—	—

NET INCOME (LOSS)	$249,723	$(521,386)	$164,437	$(495,848)

NET INCOME (LOSS) PER SHARE
Basic	$0.03	$(0.06)	$0.02	$(0.06)

Diluted	$0.03	$(0.06)	$0.02	$(0.06)

The accompanying notes are an integral part of these financial statements.

VERAMARK TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2005	2004
OPERATING ACTIVITIES:
Net income (loss)	$164,437	$(495,848)
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities
Depreciation and amortization	537,725	388,630
Provision for bad debts	(5,776)	(7,707)
Loss on disposal of fixed assets	—	11,548
Compensation expense-stock options	(98,039)	9,200
Increase in cash surrender value of company-owned life insurance policies	(70,985)	(70,985)

Changes in assets and liabilities
Accounts receivable	(101,402)	92,645
Inventories	(9,985)	1,592
Prepaid expenses and other current assets	(26,480)	30,410
Deposits and other assets	—	40,929
Accounts payable	(63,537)	130,315
Accrued compensation and related taxes	(108,573)	(125,905)
Deferred revenue	100,621	(117,470)
Other accrued liabilities	(9,695)	(55,635)
Pension obligation	321,935	204,435

Net cash flows provided by operating activities	630,246	36,154

INVESTING ACTIVITIES:
Sale (purchase) of investments	(4,772)	436,123
Capitalized software development costs	(656,619)	(589,061)
Additions to property and equipment	(49,417)	(85,006)

Net cash flows used by investing activities:	(710,808)	(237,944)

FINANCING ACTIVITY:
Exercise of stock options	47,461	22,980
Repayment of capital lease obligation	—	(2,472)
Proceeds from employee stock purchase plan	—	7,455

Net cash flows provided by financing activities	47,461	27,963

NET DECREASE IN CASH AND CASH EQUIVALENTS	(33,101)	(173,827)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	722,020	644,005

CASH AND CASH EQUIVALENTS, END OF PERIOD	$688,919	$470,178

	Six Months Ended June 30,
	2005	2004
SUPPLEMENTAL CASH FLOW INFORMATION
Cash Transactions:
Income taxes paid (received), net	$(3,000)	$25,123
Interest paid	$9	$755
     The accompanying notes are an integral part of these financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(1)	GENERAL
     The accompanying unaudited financial statements include all adjustments of a normal and recurring nature which, in the opinion of Company’s management, are necessary to present fairly the Company’s financial position as of June 30, 2005 the results of its operations for the three and six months ended June 30, 2005 and 2004, and cash flows for the six months ended June 30, 2005 and 2004.
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
     The results of operations and cash flows for the three and six months ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year’s operation.
(2)	PROPERTY AND EQUIPMENT
     The major classifications of property and equipment at June 30, 2005, and December 31, 2004 were:

	June 30,	December 31,
	2005	2004
Machinery and equipment	$794,314	$794,314
Computer hardware and software	1,913,815	1,935,985
Furniture and fixtures	1,627,677	1,627,677
Leasehold improvements	1,382,559	1,382,559

	$5,718,365	$5,740,535

For the three and six months ended June 30, 2005, the Company recorded depreciation expense of $67,444 and $135,199. Depreciation expense for the three and six months ended June 30, 2004 were $72,615 and $141,312.

(3)	STOCK-BASED COMPENSATION

In 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” This standard provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, the standard also requires prominent disclosures in the Company’s financial statements about the method of accounting used for stock-based employee compensation, and the effect of the method used when reporting financial results.

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

		Three Months Ended		Six Months Ended
		June 30,		June 30,
		2005	2004	2005	2004

Net income (loss)	As reported	$249,723	$(521,386)	$164,437	$(495,848)

Add: total stock-based compensation expense included in net income, net of related tax effects		(102,082)	(6,047)	(98,038)	9,201

Deduct: total stock-based compensation expense determined under fair value, net of related tax effects		(460)	(77,729)	(36,006)	(184,715)

	Pro forma	$147,181	$(605,162)	$30,393	$(671,362)

Net income (loss) per common share	As reported
	Basic	$0.03	$(0.06)	$0.02	$(0.06)
	Diluted	$0.03	$(0.06)	$0.02	$(0.06)

	Pro forma
	Basic	$0.02	$(0.07)	$0.00	$(0.08)
	Diluted	$0.02	$(0.07)	$0.00	$(0.08)

For purposes of the disclosure above, the fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2005 and 2004:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Dividend yield	—	—	—	—
Expected volatility	149.79%	144.43%	149.79%	144.43%
Risk-free interest rate	N/A	N/A	N/A	3.27%
Expected life	5 years	5 years	5 years	5 years
For the six months ended June 30, 2005, no stock options have been granted.

(4)	TOTAL COMPREHENSIVE INCOME (LOSS)
     Total comprehensive income (loss) for the three and six months ended June 30, 2005 and 2004 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Net income (loss)	$249,723	$(521,386)	$164,437	$(495,848)
Accumulated other comprehensive income	3,835	(6,193)	5,372	(1,528)

Total comprehensive income (loss)	$253,558	$(527,579)	$169,809	$(497,376)

(5)	NET INCOME (LOSS) PER SHARE (EPS)

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

Calculations of Earnings (Loss) Per Share

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Basic

Net income (loss)	$249,723	$(521,386)	$164,437	$(495,848)

Weighted average common shares outstanding	8,731,852	8,578,431	8,702,925	8,570,630

Net income (loss) per common share	$0.03	$(0.06)	$.02	$(.06)

Diluted

Net income (loss)	$249,723	$(521,386)	$164,437	$(495,848)

Weighted average common shares outstanding	8,731,852	8,578,431	8,702,925	8,570,630

Additional dilutive effect of stock options and warrants after application of treasury stock method	635,728	— (1)	758,647	— (1)

Weighted average dilutive shares outstanding	9,367,580	8,578,431	9,461,572	8,570,630

Net income (loss) per common share assuming full obligation	$0.03	$(0.06)	$0.02	$(0.06)

(1)	There were no dilutive effects of stock options in 2004, as the effect would have been anti-dilutive due to the net loss incurred.
(6)	INDEMNIFICATION OF CUSTOMERS

Our agreements with customers generally require us to indemnify the customer against claims that our software infringes third party patent, copyright, trademark or other proprietary rights. Such indemnification obligations are generally limited in a variety of industry-standard respects, including our right to replace an infringing product. As of June 30, 2005 we had not experienced any material losses related to these indemnification obligations and no material claims with respect thereto were outstanding. We do not expect significant claims related to these indemnification obligations, and consequently, we have not established any related reserves.

(7)	BENEFIT PLANS

The Company sponsors an employee incentive savings plan under Section 401(k) for all eligible employees. The Company’s contributions to the plan are discretionary. There were no contributions to the plan for the six months ended June 30, 2005 and 2004.

The Company also sponsors an unfunded Supplemental Executive Retirement Program (“SERP”), which is a non-qualified plan that provides certain key employees defined pension benefits. Periodic pension expense for the three and six months ended June 30, 2005 and 2004 consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Current Service Cost	$114,244	$74,693	$228,492	$149,386
Amortization of Prior Service Cost	22,650	21,721	45,300	43,442
Interest Cost	65,605	47,337	131,210	94,674

Pension Expense	$202,499	$143,751	$405,002	$287,502

The Company paid pension obligations of $83,067 for both the six months ended June 30, 2005 and 2004.

The discount rate used in determining the actuarial present value of the projected benefit obligation was 6% for the three and six months ended June 30, 2005 and 2004.

The Company maintains life insurance covering certain key employees under its Supplemental Executive Retirement Program with the Company named as beneficiary. The Company intends to use the death benefits of these policies, as well as loans against the accumulating cash surrender value of the policies, to fund the pension obligation. The total death benefit associated with these policies is $10.2 million, with an associated accumulated cash surrender value of approximately $2,285,000 at June 30, 2005. The accumulated cash surrender values of these policies at December 31, 2004 was approximately $2,214,000.

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
Overview
     Sales for the company’s second quarter ended June 30, 2005 were $2,661,000, an increase of 4% from sales of $2,568,000 for the second quarter of 2004. Sales for the six months ended June 30, 2005 of $5,288,000 increased 1% from sales of $5,241,000 for the first six months of 2004.
     Our net income of $250,000, or $0.03 per diluted share, earned for the three months ended June 30, 2005 was an improvement from the net loss of $521,000, or $0.06 per share, incurred for the same quarter of 2004. For the six months ended June 30, 2005 we have realized a net income of $164,000, or $0.02 per diluted share. For the six months ended June 30, 2004 we had incurred a net loss of $496,000, or $0.06 per share. The increased net income for both the three and six months ended June 30, 2005 versus the same periods of 2004 results from the combination of increased sales, reductions in operating expense levels, and an increase in the capitalization of software development costs.
     Orders booked for the second quarter of 2005 increased 18% from orders booked for the first quarter of 2005, with the majority of that increase attributable to orders of our VeraSMART enterprise level product. Major orders for VeraSMART received during the second quarter included Wells Fargo Financial, Orange County Info Systems in Orlando Florida, Tiffany and Company, Highmark Blue Cross/Blue Shield of Pittsburgh, The University of Texas MD Anderson Cancer Center and Ameriquest Loan Services. Revenues associated with these orders are expected to extend into the third and fourth quarters of the year, and beyond.
     In terms of liquidity, we generated a positive cash flow of $103,000 for quarter ended June 30, 2005 and realized an increase of $33,000 in accounts receivable from March 31, 2005. As compared with June 30, 2004, total cash and receivables have increased by $190,000.
Sales
     Sales of enterprise level products, consisting of new software and service revenues from VeraSMART and the ongoing maintenance revenue from Quantum, VeraSMART’s predecessor enterprise product increased 30% for the three months ended June 30, 2005 as compared with the same three month period ended June 30, 2004. For the six months ended June 30, 2005, sales and service revenues from VeraSMART and Quantum increased 8% from the first six months of 2004. Quote activity for the VeraSMART product has increased markedly from the levels seen in the first quarter of this year and we remain optimistic of increasing revenues from VeraSMART for the balance of 2005. Current development efforts on VeraSMART 4.0 which will further expand the VeraSMART offering by encompassing a series of new operational support modules, including Work Order capability, continues on schedule for a late third quarter 2005 release. With the release of VeraSMART 4.0, we will have the ability to penetrate markets and provide business solutions outside of what has been our traditional telemanagement-related area of focus. Sales of enterprise level products and services accounted for 35% of second quarter revenues and 33% of year to date revenues, up from 27% and 32%, respectively, from the same three and six month periods of 2004.
     Sales and service revenues generated by our eCAS telemanagement products decreased slightly from prior year levels, down 4% for the three months ended June 30, 2005 and 1% for the six months ended June 30, 2005 from the respective three and six months period of 2004. The decrease in sales was attributable to a 20% decrease in direct sales to Avaya Inc. for the second quarter and 18% for the first half of this year as compared with the prior year due to organization changes within Avaya. We have been successful however, in increasing our sales to Avaya master distributor channels as well as through other non-Avaya channels, nearly offsetting the reduction in sales to Avaya on a direct basis. Sales of telemanagement products and services accounted for 60% of second quarter revenues and 62% of total revenues for the six months ended June 30, 2005 as compared with 65% and 63% of total revenues for the same three and six months ended June 30, 2004.
     Revenues from our Outsourced Solutions Group decreased 18% for the first six months of 2005 as compared with the first six months of 2004 due to the loss of a major customer through a merger /consolidation. Several new quotes for hosted solutions are currently outstanding and we are hopeful of adding at least one new client during the third quarter.
Cost of Sales
     For the quarter ended June 30, 2005 we earned a gross margin (defined as sales minus cost of sales) of $2,221,000, or 83% of sales. This compared with a gross margin of $2,092,000, or 81% of sales, for the three months ended June 30, 2004. The higher margin for the quarter reflects a decrease of $51,000 in direct product costs for the current quarter as compared to the prior year. For the six months ended June 30, 2005 our gross margin of $4,408,000, or 83% of sales, compares with a gross margin of $4,385,000, or 84% of sales for the six months ended June 30, 2004. The slightly lower margin, as a percentage of sales, is the result of an increase in the amortization costs related to past software development efforts.
Operating Expenses
     Engineering and software development expenses, net of capitalization, of $179,000 and $481,000 for the three and six months ended June 30 2005 decreased 69% and 41% respectively, from net engineering and software development expenses of $574,000 and $812,000 for the three and six months ended June 30, 2004. The decrease in gross engineering and software development expenses, before the effects of capitalization, was also significant, representing 21% and 19% for the three and six month periods ended June 30, 2005 as compared with the same periods of 2004. The table below summarizes gross expenditures for engineering and software development expenses, amounts capitalized, and amortized, and the overall impact of our engineering and development efforts on the Company’s statements of operations for the three and six months ended June 30, 2005 and 2004:

	Three Months Ended		Six Months Ended
	June 30		June 30,
	2005	2004	2005	2004
Gross expenses for engineering and software development	$555,160	$704,238	$1,137,406	$1,400,762

Less: Software development costs capitalized	(376,165)	(130,585)	(656,619)	(589,061)

Net expenses for engineering and software development included in the Company’s statements of operations	178,995	573,653	480,787	811,701

Plus: Software development costs amortized and charged to cost of sales	201,263	144,464	402,526	247,678

Total Expense Recognized	$380,258	$718,117	$883,313	$1,059,379

     The decrease in engineering and software development expense levels results from a lower staffing requirement brought about by a reduced level of ongoing engineering support and test required of the eCAS and VeraSMART product lines, due to the inherent quality of the products. As a result, salary and benefit expenses have been reduced from the prior year.
     Selling, general, and administrative expenses of $1,798,000 for the three months ended June 30, 2005 decreased 12% from expenses of $2,033,000 for the three months ended June 30, 2004. For the six months ended June 30, 2005 selling, general and administrative expenses of $3,769,000 decreased 7% from $4,072,000 for the six months ended June 30, 2004. While we continue to strengthen our sales teams by adding personnel in strategic locations throughout the country, we have, at the same time, been able to significantly reduce our customer support and service expenses as a result of the quality and ease of use of our eCAS and VeraSMART products referred to above, the result of which has been a significantly reduced level of service calls from our customers.

Liquidity and Capital Resources
     For the quarter ended June 30, 2005 the Company’s net cash position, consisting of cash in the bank and the value of short term investments, increased by $103,000 from $978,000 at March 31, 2005 to $1,081,000. While our overall cash position has remained stable over the last five quarters we are hopeful of further increases in liquidity over the second half of the year as we anticipate an increase in sales of VeraSMART coupled with a lower expense base than we had in place a year ago.
     Accounts receivable of $1,383,000 at June 30, 2005 have increased from $1,276,000 at December 31, 2004 and $ 1,353,000 at March 31, 2005. We continue to encounter virtually no collection problems with major customers. The reserve for bad debts at March 31, 2005 is $25,000, virtually unchanged from a reserve of $24,000 at December 31, 2004.
     Prepaid expenses of $136,000 at June 30, 2005 have increased by $26,000 from $110,000 at December 31, 2004, reflecting the first quarter 2005 renewal of a series of business insurance policies. The value of prepaid expenses is expected to decrease over the second half of the year as economic value of these policies are utilized.
     For the first six months of 2005 we invested $49,000 in the purchase of new capital equipment. The majority of these purchases have been to upgrade our internal network infrastructure. It is not currently expected that we will be increasing our capital spending significantly during the second half of 2005.
     The value of capitalized software emanating from the company’s software development efforts and included in other assets on our Balance Sheet at June 30, 2005 is $2,773,000, up from $2,518,000 at December 31, 2004. For the six months ended June 30, 2005 we have capitalized $657,000 of development costs, all related to VeraSMART versions 3.0 and 4.0, and amortized $402,000 development costs previously capitalized. The Company’s normal policy is to amortize product development costs over 5 years.
     Pension and related asset increased from $2,778,000 at December 31, 2004 to $2,850,000 at June 30, 2005 with the increase reflecting a growth in the cash surrender values of Company-owned life insurance policies. The death benefit and accumulated cash values of these policies are intended to cover future pension obligations of the Company. The cash surrender values attached to these policies is also available to fund current operations in the event that should become necessary. Management has no plans at this time nor anticipates the need in the near future to access these funds to meet current operating requirements.
     Current liabilities of $3,535,000 at June 30, 2005 decreased 2% from $3,616,000 at December 31, 2004 despite an increase of just over $100,000 in deferred revenues. Deferred revenues represent services such as training, installation, and maintenance and support services for which the Company has billed customers, but for which it has not yet performed the actual services. All such services currently deferred are expected to be provided over the next twelve months and recorded as sales revenue at the time the actual service is provided or rendered.
     The increase in deferred revenues offset decreases in accounts payable of $63,000 and accrued compensation and related taxes of $109,000 from the December 31, 2004 balances.
     Stockholders equity of $1,573,000 at June 30, 2005 increased from $1,453,000 at December 31, 2004. The increase in stockholders equity includes the net income earned of $164,000 for the first six months of 2005 plus proceeds received by the Company of $47,000 from the exercise of stock option by employees. These gains were partially offset by a reduction in equity resulting from the cancellation of approximately 235,000 unexercised stock option grants to employees no longer with the Company.
     It is management’s belief that given its current liquidity position, the access to cash surrender values of company-owned life insurance policies, current operating expense levels, and the absence of debt, that the Company has sufficient liquidity to fund operation and development schedules for the next twelve months and beyond.

Accounting Pronouncements
1)	In December 2003, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” which updates the guidance in SAB No. 101, integrates the related set of Frequently Asked Questions, and recognizes the role of EITF 00-21. The adoption of SAB No. 104 did not have a material effect on the Company’s consolidated financial statements.

2)	In November 2002, the Emerging Issues Task Force reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” Issue 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of Issue 00-21 applied to revenue arrangements entered into in periods beginning after June 15, 2003. The adoption of Issue 00-21 did not have a material effect on the Company’s financial position or results of operations.

3)	In December 2004, the FASB issued SFAS 123(R), which replaces SFAS 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123(R) requires compensation costs relating to share-based payment transactions be recognized in financial statements. The pro forma disclosure previously permitted under SFAS 123 will no longer be an acceptable alternative to recognition of expenses in the financial statements. SFAS 123(R) is effective as of the beginning of the first reporting period that begins after June 15, 2005, with early adoption encouraged. We currently measure compensation costs related to share-based payments under APB 25, as allowed by SFAS 123, and provide disclosure in notes to financial statements as required by SFAS 123. We are required to adopt SFAS 123(R) starting from the first fiscal quarter of 2006. The adoption of SFAS 123(R) could have an adverse impact on our net income and net income per share. We are currently in the process of evaluating the extent of such impact.

4)	In December 2004, FASB issued SFAS 153, “Exchanges of Nonmonetary Assets—an amendment to APB Opinion No. 29”. This statement amends APB 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. Adoption of this statement is not expected to have a material impact on our results of operations or financial condition.

5)	In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. These requirements apply to all voluntary changes and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 is effective for fiscal years beginning after December 15, 2005. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2006. The Company is currently evaluating the impact of SFAS 154 on its financial statements.

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
Revenue Recognition
     The Company’s revenue consists of revenues from the licensing of software to resellers and end user customers; fees for services rendered to include installation, training, implementation, and customer maintenance contracts; and the outsourcing or hosting of services.
     The Company recognizes software license revenue under Statement of Position No 97-2 “Software Revenue Recognition” as amended by Statement of Position No. 98-9, “Software Revenue Recognition With Respect to Certain Transactions”, Emerging Issues Task Force 00-21, “Revenue Arrangements with Multiple Deliverables”, and related interpretations
     Sales of licensed software sold directly to an end user customer are recognized as revenue upon delivery and installation of the software at the customer site. Sales of licensed software to a reseller are recognized as revenue when delivery is made to the reseller. Regardless of the form of sale no revenue is recognized without persuasive evidence of an arrangement existing. Persuasive evidence is determined to be a signed purchase order received from the customer or an equivalent form for those customers lacking a formalized purchase order system. In the case of VeraSMART sales, a software license agreement signed by both parties is required in addition to a purchase order or equivalent. Additionally revenue is only recognized when a selling price is fixed or determinable and collectibility of the receivable is deemed to be probable.
     Service revenues such as training, installation and implementation are recognized when the service is complete and acknowledged by the customer, regardless at to whether the sale is on a direct basis or through a reseller arrangement.
     Fees charged to customers for Post-contract Customer Support are recognized ratably over the term of the contract. Costs related to maintenance obligation are expensed as incurred.
     The Company revenues generated through hosting solutions are recognized using the proportional performance method. Revenues are recognized in the month services are rendered and earned under service agreements with clients where service fees are fixed or determinable. Contracts can be terminated with 90 days written notice. All services provided by us through the date of cancellation are due and payable under the contract terms.

     The Company believes its revenue recognition policies are appropriate, in all circumstances, and that its policies are reflective of complexities arising from customer arrangements involving such features as maintenance, warranty agreements, license agreements, and other normal course of business arrangements.
Capitalization of Software Development Costs
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
Allowance for Doubtful Accounts
     The Company maintains allowances for doubtful accounts for estimated losses resulting from the potential inability of its customers to make required payments. Management specifically analyzes accounts receivable, historical bad debts, credit concentrations and customer payment terms when evaluating the adequacy of the allowance for doubtful accounts.
Pension Liability
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
Intellectual Property Rights
Veramark regards its software as proprietary and attempts to protect it with a combination of copyright, trademark and trade secret protections, employee and third-party non-disclosure agreements and other methods of protection. Despite those precautions, it may be possible for unauthorized third parties to copy certain portions of Veramark’s products, reverse engineer or obtain and use information that Veramark regards as proprietary. In addition, Veramark sometimes use “click-wrap” licenses, under which it licenses its products, which may be unenforceable under the laws of certain jurisdictions. Also, the laws of some foreign countries do not protect Veramark’s proprietary rights to the same extent as the laws of the United States. Any misappropriation of Veramark’s intellectual property could have a material adverse effect on its business and results of operations. Furthermore, although Veramark takes steps to prevent unlawful infringement of other’s intellectual property, there can be no assurance that third parties will not assert infringement claims against Veramark in the future with respect to current or future products. Any such assertion could require Veramark to enter into royalty arrangements or result in costly litigation.
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

(I) Registrant’s Condensed Financial Statements for the three and six months ended June 30, 2005 and 2004 are set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.

(II) Calculation of income (loss) per share for the three and six months ended June 30, 2005 and 2004, as set forth as “Exhibit II”.

(31.1) CEO Certification Pursuant to Rule 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2) Treasurer Certification Pursuant to Rule 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.1) CEO Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(31.2) Treasurer Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports filed on 8-K during quarter for which report is filed
(1)	On May 13, 2005, the Company filed a current report on Form 8-K reporting that the Company issued a press release announcing the company’s financial results for the quarter ended March 31, 2005. A copy of such press release, was attached as Exhibit 99.1.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
VERAMARK TECHNOLOGIES, INC.
REGISTRANT
Date: August 12, 2005

/s/ David G. Mazzella
David G. Mazzella
President and CEO

Date: August 12, 2005

/s/ Ronald C. Lundy
Ronald C. Lundy
Treasurer (Chief Accounting Officer)