Form 10-Q
period 2005-09-30
VERAMARK TECHNOLOGIES INC
filed 2005-11-14
CIK 747605

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Quarterly Report Under Section 13 or 15 (d)
of the Securities Exchange Act of 1934
For Quarter Ended September 30, 2005
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
YES ☐       NO ☑
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).
YES ☐       NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of September 30, 2005

Common stock, par value $.10	8,820,500 shares
     This report consists of 28 pages.

PART I — FINANCIAL INFORMATION
VERAMARK TECHNOLOGIES, INC.
CONDENSED BALANCE SHEETS

	(Unaudited)
	September 30,	December 31,
	2005	2004
ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$859,545	$722,020
Investments	397,384	381,237
Accounts receivable, trade (net of allowance for doubtful accounts of $27,580 and $24,000, respectively)	1,398,681	1,276,204
Inventories, net	41,617	30,717
Prepaid expenses and other current assets	150,544	109,809

Total Current Assets	2,847,771	2,519,987

PROPERTY AND EQUIPMENT

Cost	5,755,891	5,740,535
Less accumulated depreciation	(4,972,680)	(4,846,475)

Property and Equipment (Net)	783,211	894,060

OTHER ASSETS:

Software development costs (net of accumulated amortization of $2,110,566 and $1,506,777, respectively)	2,831,725	2,518,482
Pension and related assets	2,898,985	2,778,482
Deposits and other assets	797,745	797,745

Total other assets	6,528,455	6,094,709

TOTAL ASSETS	$10,159,437	$9,508,756

The accompanying notes are an integral part of these financial statements.

VERAMARK TECHNOLOGIES, INC.
CONDENSED BALANCE SHEETS

	(Unaudited)
	September 30,	December 31,
	2005	2004
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$209,432	$298,063
Accrued compensation and related taxes	408,042	557,805
Deferred revenue	2,972,435	2,572,120
Other accrued liabilities	118,224	187,977

Total Current Liabilities	3,708,133	3,615,965

Pension obligation	4,922,299	4,439,398

Total Liabilities	8,630,432	8,055,363

STOCKHOLDERS’ EQUITY:
Common Stock, par value $.10; shares authorized, 40,000,000; shares issued and outstanding. 8,900,725 and 8,749,179	890,073	874,918
Additional paid-in capital	21,686,467	21,744,969
Accumulated deficit	(20,679,098)	(20,795,128)
Treasury stock (80,225 shares, at cost)	(385,757)	(385,757)
Accumulated other comprehensive income	17,320	14,391

Total Stockholders’ Equity	1,529,005	1,453,393

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,159,437	$9,508,756

The accompanying notes are an integral part of these financial statements.

VERAMARK TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
NET SALES
Product Sales	$963,216	$1,079,564	$2,797,851	$2,817,021
Service Sales	1,705,605	1,702,422	5,158,698	5,206,262

Total Net Sales	2,668,821	2,781,986	7,956,549	8,023,283

COSTS AND OPERATING EXPENSES:
Cost of sales	454,053	486,782	1,333,988	1,342,901
Engineering and software development	265,597	330,476	746,384	1,142,177
Selling, general and administrative	2,001,741	1,996,384	5,770,737	6,068,131

Total Costs and Operating Expenses	2,721,391	2,813,642	7,851,109	8,553,209

INCOME (LOSS) FROM OPERATIONS	(52,570)	(31,656)	105,440	(529,926)

NET INTEREST INCOME (EXPENSE)	4,163	(2,103)	10,590	319

INCOME (LOSS) BEFORE INCOME TAXES	(48,407)	(33,759)	116,030	(529,607)

INCOME TAXES	—	—	—	—

NET INCOME (LOSS)	$(48,407)	$(33,759)	$116,030	$(529,607)

NET INCOME (LOSS) PER SHARE
Basic	$(0.01)	$0.00	$0.01	$(0.06)

Diluted	$(0.01)	$0.00	$0.01	$(0.06)

The accompanying notes are an integral part of these financial statements.

VERAMARK TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2005	2004
OPERATING ACTIVITIES:
Net income (loss)	$116,030	$(529,607)
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities
Depreciation and amortization	805,961	621,777
Provision for bad debts	(2,776)	(5,086)
Loss on disposal of fixed assets	—	(1,983)
Compensation expense-stock options	(113,545)	(27,136)
Increase in cash surrender value of company-owned life insurance policies	(120,503)	(141,615)

Changes in assets and liabilities
Accounts receivable	(119,701)	143,504
Inventories	(10,900)	157
Prepaid expenses and other current assets	(40,735)	21,954
Deposits and other assets	—	40,930
Accounts payable	(88,631)	68,462
Accrued compensation and related taxes	(149,763)	(35,194)
Deferred revenue	400,315	(271,192)
Other accrued liabilities	(69,753)	(33,788)
Pension obligation	482,901	306,653

Net cash flows provided by operating activities	1,088,900	157,836

INVESTING ACTIVITIES:
Sale (purchase) of investments	(13,218)	531,802
Capitalized software development costs	(917,032)	(926,829)
Additions to property and equipment	(91,323)	(122,185)
Proceeds from sale of equipment	—	13,531

Net cash flows used by investing activities:	(1,021,573)	(503,681)

FINANCING ACTIVITY:
Exercise of stock options	63,841	48,554
Repayment of capital lease obligation	—	(2,472)
Proceeds from employee stock purchase plan	6,357	7,455

Net cash flows provided by financing activities	70,198	53,537

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	137,525	(292,308)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	722,020	644,005

CASH AND CASH EQUIVALENTS, END OF PERIOD	$859,545	$351,697

	Nine Months Ended September 30,
	2005	2004
SUPPLEMENTAL CASH FLOW INFORMATION
Cash Transactions:
Income taxes paid, net	$4,756	$34,624
Interest paid	$20	$755
The accompanying notes are an integral part of these financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(1)	GENERAL
       The accompanying unaudited financial statements include all adjustments of a normal and recurring nature which, in the opinion of Company’s management, are necessary to present fairly the Company’s financial position as of September 30, 2005, the results of its operations for the three and nine months ended September 30, 2005 and 2004, and cash flows for the nine months ended September 30, 2005 and 2004.
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
       The results of operations and cash flows for the three and nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year’s operation.
(2)	PROPERTY AND EQUIPMENT

The major classifications of property and equipment at September 30, 2005, and December 31, 2004 were:

	September 30,	December 31,
	2005	2004
Machinery and equipment	$794,314	$794,314
Computer hardware and software	1,951,341	1,935,985
Furniture and fixtures	1,627,677	1,627,677
Leasehold improvements	1,382,559	1,382,559

	$5,755,891	$5,740,535

For the three and nine months ended September 30, 2005, the Company recorded depreciation expense of $66,973 and $202,172. Depreciation expense for the three and nine months ended September 30, 2004 was $68,057 and $209,369.

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

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
		2005	2004	2005	2004

Net income (loss)	As reported	$(48,407)	$(33,759)	$116,030	$(529,607)

Add: total stock-based compensation expense included in net income, net of forfeitures and related tax effects		(15,506)	(36,337)	(113,545)	(27,136)

Deduct: total stock-based compensation expense determined under fair value, net of forfeitures and related tax effects		(15,724)	113,771	(51,729)	(70,944)

	Pro forma	$(79,637)	$43,675	$(49,244)	$(627,687)

Net income (loss) per common share	As reported
	Basic	$(0.01)	$0.00	$0.01	$(0.06)
	Diluted	$(0.01)	$0.00	$0.01	$(0.06)

	Pro forma
	Basic	$(0.01)	$0.01	$(0.01)	$(0.07)
	Diluted	$(0.01)	$0.01	$(0.01)	$(0.07)
For purposes of the disclosure above, the fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2005 and 2004:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Dividend yield	—	—	—	—
Expected volatility	151.33%	146.14%	151.33%	145.05%
Risk-free interest rate	N/A	3.33%	N/A	3.29%
Expected life	5 years	5 years	5 years	5 years

For the nine months ended September 30, 2005, no stock options have been granted.
(4)	TOTAL COMPREHENSIVE INCOME (LOSS)
Total comprehensive income (loss) for the three and nine months ended September 30, 2005 and 2004 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Net income (loss)	$(48,407)	$(33,759)	$116,030	$(529,607)
Accumulated other comprehensive income (loss)	(2,443)	10,852	2,929	9,324

Total comprehensive income (loss)	$(50,850)	$(22,907)	$118,959	$(520,283)

(5)	NET INCOME (LOSS) PER SHARE (EPS)

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

Calculations of Earnings (Loss) Per Share

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Basic

Net income (loss)	$(48,407)	$(33,759)	$116,030	$(529,607)

Weighted average common shares outstanding	8,793,951	8,637,328	8,733,267	8,592,863

Net income (loss) per common share	$(0.01)	$0.00	$.01	$(.06)

Diluted

Net income (loss)	$(48,407)	$(33,759)	$116,030	$(529,607)

Weighted average common shares outstanding	8,793,951	8,637,328	8,733,267	8,592,863

Additional dilutive effect of stock options and warrants after application of treasury stock method	— (1)	— (1)	652,450	— (1)

Weighted average dilutive shares outstanding	8,793,951	8,637,328	9,385,717	8,592,863

Net income (loss) per common share assuming full obligation	$(0.01)	$0.00	$0.01	$(0.06)

(1)	There were no dilutive effects of stock options, as the effect would have been anti-dilutive due to the net loss incurred.
(6)	INDEMNIFICATION OF CUSTOMERS

Our agreements with customers generally require us to indemnify the customer against claims that our software infringes third party patent, copyright, trademark or other proprietary rights. Such indemnification obligations are generally limited in a variety of industry-standard respects, including our right to replace an infringing product. As of September 30, 2005 we had not experienced any material losses related to these indemnification obligations and no material claims with respect thereto were outstanding. We do not expect significant claims related to these indemnification obligations, and consequently, we have not established any related reserves.

(7)	BENEFIT PLANS

The Company sponsors an employee incentive savings plan under Section 401(k) for all eligible employees. The Company’s contributions to the plan are discretionary. There were no contributions to the plan for the nine months ended September 30, 2005 and 2004.

The Company also sponsors an unfunded Supplemental Executive Retirement Program (“SERP”), which is a non-qualified plan that provides certain key employees defined pension benefits. Periodic pension expense for the three and nine months ended September 30, 2005 and 2004 consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Current Service Cost	$114,244	$74,693	$342,736	$224,079
Amortization of Prior Service Cost	22,650	21,721	67,950	65,163
Interest Cost	65,605	47,337	196,815	142,011

Pension Expense	$202,499	$143,751	$607,501	$431,253

The Company paid pension obligations of $124,600 for both the nine months ended September 30, 2005 and 2004.
The discount rate used in determining the actuarial present value of the projected benefit obligation was 6% for the three and nine months ended September 30, 2005 and 2004.
The Company maintains life insurance covering certain key employees under its Supplemental Executive Retirement Program with the Company named as beneficiary. The Company intends to use the death benefits of these policies, as well as loans against the accumulating cash surrender value of the policies, to fund the pension obligation. The total death benefit associated with these policies is $10.2 million, with an associated accumulated cash surrender value of approximately $2,334,000 at September 30, 2005. The accumulated cash surrender values of these policies at December 31, 2004 was approximately $2,214,000.

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
Overview
Sales for the Company’s third quarter ended September 30, 2005 of $2,669,000 compared with sales of $2,782,000 for the third quarter ended September 30, 2004. For the nine months ended September 30, 2005 sales of $7,957,000 decreased 1% from sales of $8,023,000 for the first nine months of 2004.
Our net loss incurred for the three months ended September 30, 2005 of $48,000, or $0.01 per share, compared with net loss of $34,000, or $0.00 per share, for the same three months of 2004. For the nine months ended September 30, 2005 the net income of $116,000, or $0.01 per diluted share, represents an improvement of $646,000 in net income when compared with the net loss of $530,000, or $0.06 per share, incurred for the same nine month period of 2004.
The improvement in net income results from a 9% reduction in operating expenses for the first nine months of 2005, or approximately $700,000, as compared with the same period a year ago. The decrease in operating expenses is a result of lower employment levels in 2005 versus 2004, which has reduced salary, benefit, travel and facility expenses significantly.
Orders booked for the quarter ended September 30, 2005 of $2,856,000 increased 5% from orders booked for the second quarter of 2005, and includes a 15% increase in orders for the Company’s VeraSMART enterprise level product from the prior quarter. Major VeraSMART orders were received during the third quarter from North Carolina Baptist Hospital, NCS Pearson, CVS, American Intercontinental, and the California County of Ventura.
For the quarter ended September 30, 2005 we generated a positive cash flow of $176,000, and the September 30, 2005 cash position of $1,257,000 is $446,000, or 51% higher than the cash position at September 30, 2004. The increase in cash was primarily a result of increases in deferred revenues related to maintenance contracts generated from sales of the eCAS product.
Sales
For the three months ended September 30, 2005 sales derived from our enterprise product offerings which include VeraSMART in addition to the ongoing maintenance revenue stream from Quantum, VeraSMART’s predecessor product, decreased 2% from the same quarter of 2004. For the nine months ended September 30, 2005 enterprise level sales have increased 4% from the prior year and account for 34% of total sales revenues. On September 26, we announced the general availability of VeraSMART 4.0, which introduces SMART Work Order, a module that provides flexible workflow and helpdesk management tools. With this latest release the VeraSMART platform now includes integrated modules for Directory, Allocation, Call Accounting, Invoice Management, Work Order, Wireless management, and Online Directory, all of which enable an enterprise to design a solution that accommodates their specific business needs. Additionally the continued expansion of the VeraSMART platform allows Veramark to address business environments outside of the telemanagement related applications that we have traditionally addressed.
Sales and service revenues provided by eCAS our telemanagement product, decreased 4% and 2% respectively, for the three and nine month periods ended September 30, 2005 as compared to the same three and nine month periods of 2004, primarily due to a decrease in direct sales to Avaya, Inc. We have continued, however, to increase sales to Avaya’s master distributor channels, which have increased 6% for the first nine months of 2005 from prior year levels, but that increase has not been sufficient to offset the decrease in direct sales to Avaya.
Revenues generated from our Outsourced Solutions Group for the first nine months of 2005 have been adversely impacted by the first quarter loss of a major client through a merger/consolidation, and as a result are 19% less than the revenues achieved for the first nine months of 2004. During the third quarter we added a new client to our Outsourced Group, Sony Corporation of America. Veramark will perform all server administration and data collection for Sony as well as provide application modules which will allow Sony to manage their call accounting, allocation, invoice management, on-line directory and work order requirements. The initial contract is for a three year term with a minimum of $175,000 of revenue guaranteed over the term of the agreement.
Cost of Sales
For the three months ended September 30, 2005 gross margin (defined as sales minus cost of sales) was 83% of sales, up from 82% of sales for the same three month period of 2004. For both the nine months ended September 30, 2005 and 2004 gross margins were 83% of sales. Cost of sales includes both the direct and indirect product costs associated with current sales revenues in addition to the amortization expense associated with software developments costs capitalized in prior periods.
Operating Expenses
Engineering and software development expenses of $266,000, net of capitalization, decreased 20% or $64,000 for the three months ended September 30, 2005 from $330,000 for the same three months of 2004. For the nine months ended September 30, 2005 net engineering and software development expenses of $746,000 decreased 35% from the same nine month period of 2004. The decrease in expense is attributable to lower payroll costs in 2005 resulting from a reduction in overall staffing levels required. The table below summarizes gross expenditures for engineering and software development expenses, costs capitalized, costs amortized, and the resulting impact on the Company’s statements of operations for both the three and nine months ended September 30, 2005 and 2004.

	Three Months Ended		Nine Months Ended
	September 30		September 30,
	2005	2004	2005	2004
Gross expenses for engineering and software development	$526,010	$668,244	$1,663,416	$2,069,006

Less: Software development costs capitalized	(260,413)	(337,768)	(917,032)	(926,829)

Net expenses for engineering and software development included in the Company’s statements of operations	265,597	330,476	746,384	1,142,177

Plus: Software development costs amortized and charged to cost of sales	201,263	165,089	603,789	412,767

Total Expense Recognized	$466,860	$495,565	$1,350,173	$1,554,944

Throughout the balance of 2005 and moving forward into 2006 we will continue to focus our engineering and development efforts on the continued expansion of the VeraSMART and eCAS platforms in terms of additional features and functionality.
Selling, general and administrative expenses of $2,002,000 for the three months ended September 30, 2005 were virtually unchanged from the $1,996,000 of selling, general and administrative expenses incurred for the three months ended September 30, 2004. For the nine months ended September 30, 2005, selling, general and administrative expenses of $5,771,000 decreased $297,000, or 5% from the total expense of $6,068,000 for the first nine months of 2004. The decrease in year to date expenses versus the prior year is primarily due to 23% reductions in both marketing, and customer service and support costs from prior year levels.
Liquidity and Capital Resources
The Company’s net cash position (which includes cash in the bank plus the value of short term investments) of $1,257,000 at September 30, 2005 increased 16% from the June 30, 2005 balance of $1,081,000, and is 14% higher than the cash balance of $1,103,000 at December 31, 2004. The increased cash position includes a deposit of $86,000 received in the third quarter from a single customer for product to be delivered in 2006.
Accounts receivable at September 30, 2005 total $1,399,000, an increase of 10% from the December 31, 2004 balance of $1,276,000. The reserve for bad debts at September 30, 2005 is $27,580 which compares with a reserve balance of $25,000 at December 31, 2004. We continue to experience an excellent credit history with our customers as evidenced by total write-offs for the first nine months of 2005 amounting to less than $3,000.

Prepaid expenses of $151,000 at September 30, 2005 representing primarily the unutilized portion of business insurances and maintenance contracts have increased from $109,000 at December 31, 2004. The value of prepaid expenses is expected to decrease during the fourth quarter as the economic value of these policies and contracts expire.
For the quarter ended September 30, 2005 we purchased $42,000 of new capital equipment, primarily computer equipment and related accessories. For the nine months ended September 30, 2005 we have purchased $91,000 of capital equipment.
During the quarter ended September 30, 2005 we capitalized $260,000 of software development costs, bringing year to date capitalization to $917,000. In addition we amortized $201,000 of costs previously capitalized. For the nine months ended September 30, 2005 we have now amortized $604,000 of development costs all of which has been charged to cost of sales. As a result, software development costs capitalized and carried on the company’s balance sheet at September 30, 2005 total $2,832,000, an increase of $314,000 from the December 31, 2004 total.
Pension and related assets at September 30, 2005 are $2,899,000 versus $2,778,000 at December 31, 2004. The change is attributable to an increase in the cash surrender values of Company-owned life insurance policies. The death benefit and accumulated cash values of these policies are intended to fund future pension obligations of the company. The cash surrender values of these policies, which approximates $2,334,000 at September 30 2005 is also available to fund current operations in the event that should become necessary. Management has no current plans, nor anticipates the need in the near future, to access these funds to meet operating requirements.
Current liabilities of $3,708,000 at September 30, 2005 have increased 3% from the December 31, 2004 balance of $3,616,000. The change in liabilities results from an increase of $400,000 in the value of deferred revenues from $2,572,000 at December 31, 2004 to $2,972,000 at September 30, 2005. Deferred revenue consists of services such as training, installation, and maintenance and support for which the company has billed customers, but for which it has not yet performed the actual service. The largest component of the increase in deferred revenues is derived from maintenance contracts generated from sales of the eCAS product. The increase in deferred revenues offset decreases of $89,000 in accounts payable, $150,000 in accrued compensation, and $70,000 in other accrued liabilities.
The September 30, 2005 Stockholder’s equity total of $1,529,000 compares with stockholders equity of $1,453.000 at December 31, 2004. The change in equity for the nine months ended September 30, 2005 includes the year to date net income of $116,000, proceeds received from the exercise of 142,950 employee stock options totaling $64,000, and proceeds received from the purchase of 8,596 shares of stock through the employee stock purchase plan.
It is management’s opinion that, given our current cash position, the access to cash surrender values of company-owned life insurance policies, current operating expense levels, and the absence of debt, the Company has sufficient liquidity to fund operation and development schedules for the next twelve months and beyond.

Accounting Pronouncements
1)	In December 2003, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” which updates the guidance in SAB No. 101, integrates the related set of Frequently Asked Questions, and recognizes the role of EITF 00-21. The adoption of SAB No. 104 did not have a material effect on the Company’s consolidated financial statements.

2)	In November 2002, the Emerging Issues Task Force reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” Issue 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of Issue 00-21 applied to revenue arrangements entered into in periods beginning after June 15, 2003. The adoption of Issue 00-21 did not have a material effect on the Company’s financial position or results of operations.

3)	In December 2004, the FASB issued SFAS 123(R), which replaces SFAS 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123(R) requires compensation costs relating to share-based payment transactions be recognized in financial statements. The pro forma disclosure previously permitted under SFAS 123 will no longer be an acceptable alternative to recognition of expenses in the financial statements. SFAS 123(R) is effective as of the beginning of the first annual reporting period that begins after June 15, 2005, with early adoption encouraged. We currently measure compensation costs related to share-based payments under APB 25, as allowed by SFAS 123, and provide disclosure in notes to financial statements as required by SFAS 123. We are required to adopt SFAS 123(R) starting from the first fiscal quarter of 2006. The adoption of SFAS 123(R) is not expected to have an adverse impact on our net income and net income per share.

4)	In December 2004, FASB issued SFAS 153, “Exchanges of Nonmonetary Assets—an amendment to APB Opinion No. 29”. This statement amends APB 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. Adoption of this statement is not expected to have a material impact on our results of operations or financial condition.

5)	In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. These requirements apply to all voluntary changes and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 is effective for fiscal years beginning after December 15, 2005. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2006. The Company does not expect that the adoption of SFAS 154 to have a significant impact on it’s financial statements.

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
     Service revenues such as training, installation and implementation are recognized when the service is complete and acknowledged by the customer, regardless as to whether the sale is on a direct basis or through a reseller arrangement.
     Fees charged to customers for post-contract Customer Support are recognized ratably over the term of the contract. Costs related to maintenance obligations are expensed as incurred.
     Sales which constitute a multiple-element arrangement are accounted for by determining if the elements can be accounted for as separate accounting units, and if so, by applying values to those units for which there is vendor specific objective evidence of their fair value. We use the residual method to apply any remaining balance to the remaining elements of the arrangement. More specifically, this methodology applies when there is embedded maintenance (post-contract customer support) involved in the sale of a software license, or when the sale of a software license is made in conjunction with installation services. In the latter case, the recognition of the software license is deferred until installation is completed.
     The Company’s revenues generated through hosting solutions are recognized using the proportional performance method. Revenues are recognized in the month services are rendered and earned under service agreements with clients where service fees are fixed or determinable. Contracts can be terminated with 90 days written notice. All services provided by us through the date of cancellation are due and payable under the contract terms.
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
(I) Registrant’s Condensed Financial Statements for the three and nine months ended September 30, 2005 and 2004 are set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.
(II) Calculation of income (loss) per share for the three and nine months ended September 30, 2005 and 2004, as set forth as “Exhibit II”.
(31.1) CEO Certification Pursuant to Rule 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(31.2) Treasurer Certification Pursuant to Rule 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32.1) CEO Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(32.2) Treasurer Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(b)	Reports filed on 8-K during quarter for which report is filed
(1)	On August 11, 2005, the Company filed a current report on Form 8-K reporting that the Company issued a press release announcing the company’s financial results for the quarter ended June 30, 2005. A copy of such press release, was attached as Exhibit 99.1.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
VERAMARK TECHNOLOGIES, INC.
REGISTRANT
Date: November 14, 2005

/s/ David G. Mazzella
David G. Mazzella
President and CEO
Date: November 14, 2005

/s/ Ronald C. Lundy
Ronald C. Lundy
Treasurer (Chief Accounting Officer)