Form 10-K
period 2005-12-31
VERAMARK TECHNOLOGIES INC
filed 2006-03-30
CIK 747605

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
Annual Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2005
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
Common Stock, $.10 Par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐      NO ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐       NO ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑       NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐                     Accelerated filer ☐                      Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
     The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 28, 2006 was $8,481,910.
     The number of shares of Common Stock, $.10 par value, outstanding on February 28, 2006 was 8,839,365.

DOCUMENTS INCORPORATED BY REFERENCE

PART I -		None

PART II -		None

	Item 10	Portions of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held May 1, 2006, under the headings “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

	Item 11	Portions of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held May 1, 2006, under the heading “Executive Compensation.”

	Item 12	The tables contained in portions of the information under the headings of “Election of Directors” and “Stock Options” of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held May 1, 2006.

	Item 13	Portions of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held May 1, 2006, under the heading “Certain Relationships and Related Transactions.”

	Item 14	Portion of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held May 1, 2006, under the heading “Audit Fees and Services.”

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
     For over 20 years, Veramark (www.veramark.com) has set the industry standard for communication cost control solutions by delivering technological excellence, application experience and process expertise. Veramark’s completely web-based software architecture integrates communications management software with operation support systems (OSS) software. These integrated solutions include Telemanagement, Work Flow management, and Directory / Information Management – a broad portfolio of products and services that allows enterprises to measurably reduce communications expenses, optimize network performance, increase productivity and improve enterprise security. Veramark solutions are available as premise-based solutions or as a totally managed solution based on an Application Service Provider (ASP) model.
Veramark’s totally web-based software architecture leverages leading edge technology to consistently deliver enterprise spend management solutions that are easy-to-use, install and maintain. The company’s leadership position is demonstrated by relationships with telecom’s elite – Avaya®, Cisco Systems®, Aastra® Intecom, Nortel Networks®, NEC® America, AT&T Inc., Sprint®, and other customers that range from the Fortune 500, to the public sector, and small businesses.
Products and Services
VeraSMART®
     Our enterprise-level software solution, VeraSMART®, is a highly modular solution that takes advantage of its totally web-based design to quickly and effectively deliver business-critical information to the people who need it. The modularity of the system allows clients to purchase the modules they need today, while providing an option to expand the system through future purchases as needed.
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
     The VeraSMART 2.0 software, released in the second quarter of 2004, brought even more ease and power to enterprise cost management. VeraSMART 2.0 featured enhancements to SMART Directory and SMART Call Accounting, as well as introducing three new modules: SMART Allocation, SMART Invoice Management and SMART Online Directory. Each new module was designed to expand the VeraSMART platform beyond management of telecom use, to include the management of telecom assets, infrastructure, fixed costs, and ultimately wireless device costs; presenting a more robust management tool to enterprise customers. The SMART Online Directory solution, a natural extension of the SMART Directory core, allows large enterprise clients to put frequently needed contact information (extension number, cell phone or pager numbers, email and traditional mailing addresses, and more) on the desktop of any network connected user, effectively expanding the application’s appeal and more tightly linking it to the day-to-day operations of the enterprise. VeraSMART 2.0 also introduced EZ-Share™, Veramark’s exclusive data configuration and export solution, which facilitates much tighter integration of VeraSMART into enterprise back-office systems, like general ledgers and enterprise resource management systems.
     VeraSMART 3.0 software, released in the first quarter of 2005, provided numerous enhancements to the existing suite of modules and introduced Electronic Billing Format (EBF) which allows customers to electronically import third-party product and service invoices, thereby streamlining the spend management process.
     VeraSMART 4.0, generally available since September 2005, is the most current release of Veramark’s enterprise platform. VeraSMART 4.0 added flexible workflow and helpdesk management functionality with the introduction of SMART Work Order and Online Ticket Manager. SMART Work Order allows customers to take control of their work flow management environments by allowing administrators to configure rules which define and enforce corporate policies. Online Ticket Manager reduces administrative overhead by providing an online ticket request mechanism to any network connected user, complete with an up-to-date online ticket status.
     Today’s VeraSMART consists of these modules:
•	SMART Directory, the central repository for personnel and organization data. It provides a complete personnel profile that includes location and affiliation to cost centers within the corporate structure. It also provides the tools for system-wide configuration, security, reports, and database/system-wide diagnostic utilities.

•	SMART Online Directory, which provides quick, customizable desktop access to key contacts and personnel information contained in the SMART Directory module. Corporate users can maintain their own phone listings, which may consist of any company entries plus personal numbers they might wish to add.

•	SMART Call Accounting provides the ability to control usage-based charges. SMART Call Accounting connects to business telephone systems (PBXs, IP-PBXs, Key Systems, etc.) to collect, store, and rate information on every telephone call made or received.

•	SMART Allocation, which allows the user to accurately distribute fixed charges on a one-time, recurring and pro-rated basis for equipment, services, and more to any individual or group. Because it has the ability to distribute any charges, it can provide a complete picture of all telecom costs.

•	SMART Invoice Management, which allows the allocation of outside vendor charges by individual, logical functional group or customized distribution list. SMART Invoice Management gives you the power to track and analyze all your communications costs, helping you prevent overpayments, while identifying areas for potential savings. Electronic Billing Format (EBF) gives you the ability to import third-party vendor invoices, saving you valuable time and assuring an unprecedented degree of accuracy.

•	SMART Work Order, provides the user with the ability to gain control over their workflow management environment. SMART Work Order can effectively track issues, work requests, directory updates and support calls and manage OSS process (such as helpdesk, bug tracking, and facilities management) according to highly configurable, easy to use process rules.

•	SMART Wireless Management, provides the ability to generate reports that show actual costs for each wireless device by airtime, roaming, toll charges, surcharges, taxes, and more. It then identifies your carrier’s optimum plan for each wireless device, even those in pooled-minute or shared plans.
     Going forward Veramark plans to continue increasing VeraSMART’s functionality. Additional functionality being considered for the VeraSMART platform include: Asset/Inventory Management, and Cable Management.
eCAS®
     Veramark’s totally web-based eCAS Call Accounting software system connects to business telephone systems (PBXs, IP-PBXs, Key Systems, etc.) to collect, store, and rate information on every telephone call made or received.
     eCAS clients can significantly reduce, through heightened awareness and proactive management, their telecommunications costs. As a result, the cost of an eCAS system can generally be recovered through direct expense reduction in less than one year. In addition, eCAS, addresses the problem of theft of telephone service through PBX “hacking” and employee abuse. Using user-defined criteria, that is generally indicative of fraud/abuse, clients are immediately alerted to potential problems and are able to take corrective action to minimize loss.
     In today’s business climate, in addition to telecom costs, issues like productivity and security are top concerns. Veramark’s eCAS gives small and mid-size businesses (SME) a cost-effective method to measure productivity, improve business security, reduce fraud, and optimize network utilization. By capturing statistical details on every incoming and outgoing call, and delivering that information to the desktop as easy-to-use reports, eCAS delivers essential information to management, while retaining employee privacy, because the actual content of phone conversations is not captured.
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
     In 2005, Veramark released eCAS 3.1. Highlights of the new version included enhanced rating capabilities, security enhancements, support for new VoIP switches and the release of Online Directory, which provides access to contact information contained in the eCAS directory.
     The software is installed on the client’s network and is accessed entirely through a standard Internet browser, such as Microsoft Internet Explorer or Netscape Navigator. This architecture allows clients to administer the system from virtually anywhere, without the added cost and inconvenience of additional client software. The system’s high-performance reporting engine delivers all reports electronically to the Internet browser or via email, allowing the user to readily view and manipulate the information and apply it for understanding telecommunications cost, usage, security, and productivity trends.
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
Outsourced Solutions Group
     For companies that recognize the benefits of communications spend management, but lack the means or desire to utilize internal staff and equipment to perform it, Veramark’s Outsourcing team provides completely hosted or partially hosted (e.g., Application Service Provider) solutions. Using the same expense management software developed by Veramark for licensing, Veramark can remotely poll, process, and report on telecommunications activity and data, then provide comprehensive reports and analysis to remote clients in a variety of formats. Outsourced Solution customers can access their data remotely and securely by Internet login, email, fax, or CD-ROM. Clients that opt for outsourced solutions generally sign multi-year contracts and pay for services monthly based on total call records processed and delivery of other value-added services.
Professional Services and Maintenance
     To varying degrees, all of the Company’s products offer an opportunity to provide professional services to customers on a fee basis. These sales typically include installation, implementation, and training services, and often include software customization and data conversion services. Veramark provides software support and maintenance for an annual fee. Software support and maintenance includes post warranty support via telephone or modem as well as new software service pack releases. Annual fees for maintenance range from 15–20% of the original software license fee, depending upon the hours and priority of support and whether a distributor plays an intermediary support role.
Marketing and Sales
     Veramark’s marketing and sales personnel are located at its headquarters in Pittsford, New York, and 8 locations throughout the United States.
     Veramark has separate marketing and distribution strategies for its enterprise and SME markets. Because of the size and complexity of its enterprise platform, Veramark’s marketing and distribution strategy for VeraSMART is focused primarily on direct sales. On the other hand, the strategy for its SME product, eCAS, is founded on building mutually beneficial relationships with companies that have established distribution networks. The nature of these relationships vary, depending on the product and market. Some sell privately labeled, customized products developed and manufactured by Veramark to their defined specifications, while others resell Veramark-labeled products.
A partial listing of companies privately labeling or reselling Veramark products follows:
     Telecommunications Equipment Manufacturers
•	Avaya
Distributors
•	Graybar

•	Jenne Communications

•	Scan Source® (Catalyst Telecom®)

•	Sprint (North Supply)

•	Westcon Group, Inc. (Comstor and Voda One)
     Resellers
•	Altura Communication Solutions

•	Carousel Industries

•	Consultedge, Inc.

•	Cross Telecom

•	Juma Technology, LLC.

•	NetTeam Corporation

•	PhoneXtra, Inc.
     Telephone Service Providers
•	AT&T Inc.

•	Cincinnati Bell
New Product Development
     Software development costs, meeting recoverability tests, are capitalized in accordance with Statement of Financial Accounting Standards No. 86 when technological feasibility has been established for the software. The costs capitalized are amortized on a product-by-product basis over their estimated life, or the ratio of current revenues to current and anticipated revenues from such software, whichever provides the greater amortization. The Company periodically records adjustments to write down certain capitalized costs to their net realizable value.
Backlog
     At December 31, 2005, Veramark had a backlog of $3,426,052, the majority of which is expected to be recognized as revenue during 2006. Backlog as of December 31, 2004 was $1,651,569. Backlog is not deemed to be a material indicator of 2006 revenues.
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
Employees
     As of February 28, 2006 Veramark employed 89 full-time personnel. Veramark’s employees are not represented by any labor unions.
Item 2 Properties
     The Company’s principal administrative office and manufacturing facility is located in a one-story building in Pittsford, New York. Veramark presently leases approximately 65,000 square feet of the building, of which approximately 8,600 square feet is currently sub-let. The term of the lease expires on October 31, 2007. Under the terms of that agreement the Company has the option to renew the existing lease for an additional three years through October 31, 2010.
     The Company also occupies 2,429 square feet of a building in Westlake Village, California, pursuant to a lease that expires on March 31, 2007.
Item 3 Legal Proceedings
     There are no material pending legal proceedings to which the Company is currently a party or of which any of its property is the subject.
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
Quarters Ended

	March 31		June 30		September 30		December 31
	High	Low	High	Low	High	Low	High	Low
2005	$1.60	$0.84	$1.38	$0.61	$0.90	$0.65	$0.80	$0.50
2004	$2.36	$1.70	$2.15	$1.20	$1.50	$0.91	$1.65	$0.82
As of February 28, 2006, there were 550 holders of record of the Company’s Common Stock and approximately 1,500 additional beneficial holders.
The Company last paid a dividend on common stock in January 1996. No dividend is planned for 2006.
Item 6 Selected Financial Data

	Year Ended December 31,
	2005	2004	2003	2002	2001

Net Sales	$10,858,871	$11,035,966	$11,463,867	$11,141,507	$12,512,690

Net Income (Loss)	$381,733	$(113,560)	$294,934	$(2,008,443)	$(1,802,457)

Net Income (Loss) per Diluted Share	$0.04	$(0.01)	$0.03	$(0.24)	$(0.22)

Weighted Average Diluted Shares Outstanding	9,309,888	8,606,759	9,061,134	8,343,155	8,242,615

Total Assets	$10,123,366	$8,943,920	$8,700,212	$8,106,824	$9,322,065

Long-Term Obligations	$4,424,304	$3,874,562	$3,356,844	$2,892,512	$2,668,438

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
2005 Compared with 2004
Overview
Veramark’s sales for the fourth quarter ended December 31, 2005 of $2,902,000 represented an increase of 9% from the sales achieved for the third quarter of 2005. Sales for the fourth quarter of 2004 were $3,013,000. For the twelve months ended December 31, 2005 sales of $10,859,000 compared with sales of $11,036,000 for the twelve months ended December 31, 2004.
For the fourth quarter ended December 31, 2005 our net income of $266,000, or $0.03 per diluted share compared with a net income of $416,000, or $0.04 per diluted share for the same quarter of 2004. For the twelve months ended December 31, 2005, net income of $382,000 or $0.04 per diluted share, represents an improvement of $496,000 from the net loss of $114,000, or $0.01 per share, incurred for the twelve months ended December 31, 2004.
During 2005 we realized an increase in orders booked for each fiscal quarter, with orders increasing from approximately $2.3 million for the first quarter of the year to over $2.9 million for the fourth quarter of 2005. The steady growth in orders was primarily attributable to new orders for VeraSMART, our enterprise level platform, which we have continued to expand in terms of features and functionality since its inception in 2003. In late September of 2005 we announced the release of VeraSMART 4.0. This latest version of VeraSMART introduced SMART Work Order, a module that provides flexible workflow and helpdesk management tools to the overall platform. With this release, VeraSMART now encompasses integrated modules for Help Desk/Trouble Ticket, Work order, Directory, Allocation, Call Accounting, Invoice Management, Wireless Management and On-Line Directory. The continued expansion of the capabilities of VeraSMART is integral to the success of our strategy to address business opportunities and provide network and work flow solutions to customers beyond the telemanagement applications on which the Company had traditionally been focused for much of its history.
In addition to the quarterly increases in orders booked for 2005 our balance sheet was significantly strengthened by the generation of positive cash flows throughout the year. From a total cash and investment position of $978,000 at March 31 of this year, we were able to increase total cash and investments to $1,081,000 at June 30, $1,257,000 at September 30 and to $1,512,000 at December 31. This increase in cash and investment position was achieved through careful monitoring of operating expenses and staffing levels. For the full year ended December 31 2005, total gross operating expenses of $9,791,000 were 8% lower than operating expenses incurred for the year ended December 31, 2004 of $10,670,000.
During 2005 we capitalized $1,175,000 of software development costs associated with versions 3.0 and 4.0 of VeraSMART, down from $1,279,000 of software capitalization during 2004. The development of version 5.0 of VeraSMART, which will introduce a state-of-the-art Inventory and Assets module, is currently in development with product launch expected late in the second quarter of 2006.
Sales
Sales of VeraSMART increased 43% for the year ended December 31, 2005 as compared with prior year results, accounting for 22% and 18% of total sales for the three and twelve months ended December 31, 2005 respectively. Additionally Veramark continues to earn revenue from VeraSMART’S predecessor product, The Quantum Series, primarily in the form of maintenance contracts. Though maintenance revenues derived from Quantum are declining as sales of that product were discontinued in 2003, new sales of VeraSMART product and services are providing growth to the overall sales of enterprise level products. For the year ended December 31, 2005 total enterprise revenues increased 13% from 2004 results accounting for 36% of total 2005 revenue, up from 31% of total revenues for 2004.
Sales of the Company’s core telemanagement product, eCAS, decreased 3% for the twelve months ended December 31, 2005 as compared with the twelve months ended December 31, 2004. eCAS continues to be sold primarily on a direct basis to Avaya Inc, or through Avaya’s master distributor channels. For the year ended December 31, 2005 direct sales to Avaya decreased 17% from 2004 levels and sales to Avaya’s master distributor channels decreased 2%. We continue our efforts to expand sales of eCAS through alternative channels of distribution, and though experiencing some success, those newer channels have not as yet provided sufficient sales volumes to make up for the shortfall. In total, sales of eCAS products and services were 3% lower than a year ago and accounted for 59% of total revenues for 2005 versus 60% of total revenues for 2004.
Veramark also offers an Outsourced Solutions Group for companies that recognize the benefits of better managing their telecommunication and network management needs but lack either the means or desire to utilize internal staff or equipment to perform the function. Veramark’s Outsourcing Group provides completely hosted or partially hosted solutions. Revenues derived from the outsourced solutions group decreased 21% in 2005 as compared with 2004 results due to the loss of a major client through its acquisition early in the year. Despite the reduced revenues in 2005 the Company views the providing of outsourced solutions as a major growth area for the future. In the last four months of 2005 we began providing outsourced services to new two clients, including SONY Corporation of America, which signed an initial three year agreement under which Veramark will manage their call accounting, allocation, invoice management , on-line directory and work order requirements.

Cost of Sales
For the quarter ended December 31, 2005 our gross margin (defined as sales minus cost of sales) was $2,348,000 representing 81% of sales. For the fourth quarter of 2004 gross margin totaled $2,592,000, or 86% of sales. For the twelve months ended December 31, 2005 and 2004 gross margins were $8,971,000 and $9,272,000 representing 83% and 84% of sales respectively. The decrease in gross margin earned as a percentage of sales for both the three and twelve months ended December 31, 2005 as compared with the same periods of 2004 is primarily attributable to an increase in the amortization expense associated with software development costs capitalized in prior periods. Amortization costs of $263,000 for the fourth quarter of 2005 were 59% higher than those incurred for the fourth quarter of 2004 and amortization costs of $867,000 for the year ended December 31, 2005 were 50 % higher than the previous year.
Engineering and Software Development Expenses
Net engineering and software development expenses of $1,021,000 for the year ended December 31, 2005 decreased 28% from the net engineering and software development expenses of $1,415,000 for the year ended December 31, 2004. Gross expenses, prior to the effects of software capitalization decreased as well, from $2,694,000 for the year ended December 31, 2004 to $2,197,000 for the year ended December 31, 2005, a reduction of 18%. The table below summarizes our engineering and software development efforts for the years ended December 31, 2005 and 2004 in terms of gross expenses incurred, costs capitalized, the resulting net engineering and software development expenses, and costs amortized and charged to cost of sales.

	2005	2004
Gross Expenditures for Engineering and Software Development	$2,196,619	$2,693,900

Less: Software Development Costs Capitalized	(1,175,281)	(1,278,900)

Net Expenditures for Engineering and Software Development	1,021,338	1,415,000

Plus: Software Development Costs Amortized and Charged to Cost of Sales	867,119	577,856

Total Expense Recognized	$1,888,457	$1,992,856

The reductions in expense, both on a gross and net of capitalization basis reflect lower staffing levels required in 2005 as opposed to 2004. For 2005 average employment in the engineering and software development group totaled 21 employees versus an average of 27 employees for 2004 resulting in reductions to both salary and benefit expenses.

Selling, General, and Administrative Expenses
For the year ended December 31, 2005 selling, general and administrative expenses of $7,594,000 decreased 5% from expenses of $7,976,000 for the year ended December 31, 2004. Our selling, general and administrative expenses are separated into four separate functions. Those four functions and a comparison of 2005 and 2004 expenses levels are as follows.

	2005	2004
Marketing and Product Management	$709,000	$903,000
Direct Sales	2,321,000	2,422,000
Sales Support and Service	1,825,000	2,316,000
Corporate Administration	2,739,000	2,335,000

	$7,594,000	$7,976,000

The decrease in expenses associated with marketing, direct sales and support and service, as was the case with engineering and software development costs, is attributable to reductions in staffing levels during 2005 versus 2004. Much of the opportunity to reduce staffing levels reflects the diminished level of resources required to support the Quantum Series, VeraSMART’s predecessor product, as former Quantum customers have been successfully transitioned to the VeraSMART platform which requires significantly lower levels of support and maintenance resources.
The company expects that expenditures for selling and marketing costs will increase during 2006 as we are currently in the process of recruiting additional staff for those particular functions.
The increase in Administrative expense for 2005 over 2004 reflect higher costs for professional fees and services, legal and accounting costs, and business insurance coverages.
2004 Compared with 2003
OVERVIEW
     For the quarter ended December 31, 2004, Veramark’s sales of $3,013,000 increased 8% from the third quarter of 2004, and 6% from sales of $2,844,000 for the same quarter of 2003. Sales for the fourth quarter of 2004 were the highest quarterly sales achieved since the second quarter of 2002. Veramark recorded a net income of $416,000, or $0.04 per diluted share, for the quarter ended December 31, 2004, versus a net income of $466,000, or $0.05 per diluted share for the fourth quarter of 2003.
     For the twelve months ended December 31, 2004, Veramark’s sales were $11,036,000, or 4% less than sales of $11,464,000 for the twelve months ended December 31, 2003. The Company incurred a net loss of $114,000, or $0.01 per share for the year ended December 31, 2004 as compared to a net income of $295,000, or $0.03 per diluted share for the year ended December 31, 2003.
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
     Primarily as a result of these development efforts, we incurred, as expected, a net cash and investment outflow (which totaled approximately $543,000 for the full year ended December 31, 2004). However the Company did generate a net positive cash inflow of approximately $272,000 for the fourth quarter ended December 31, 2004, primarily as a result of increased sales of VeraSMART. With the latest version of VeraSMART now available, though we expect to realize positive cash flows throughout 2005, we will continue to keep a careful watch on current order and sales levels, as well as operating expenses.
     During 2004 the Company capitalized approximately $1,279,000 of software development costs attributable to the VeraSMART product, encompassing product releases 2.0 and 3.0. During 2003 the Company capitalized approximately $682,000 of developments costs. Capitalized development costs are amortized on a product-by-product basis over its estimated life, or the ratio of current revenues to current and anticipated revenues from such software, whichever provides the greater amortization.
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
ENGINEERING AND SOFTWARE DEVELOPMENT
     Net engineering and development expenses for the year ended December 31, 2004 of $1,415,000 decreased significantly from the $1,820,000 of engineering and development expenses incurred for 2003. This decrease is entirely the result of a higher percentage of engineering expenses being capitalized in 2004, when compared to 2003.
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
Selling, General and Administrative Expenses
     For the year ended December 31, 2004, selling, general and administrative (SG&A) expenses were $7,976,000. This represents an increase of 4% from the SG&A expenses incurred of $7,666,000 for the year ended December 31, 2003. Total SG&A expenses encompass four functional areas of our corporate structure. Those four areas are Marketing and Product Management, Direct Sales, Sales Support and Service, and Corporate Administration. A breakdown of expenses by functional area for 2004 versus 2003 follows:

	2004	2003
Marketing and Product Management	$903,000	$793,000
Direct Sales	2,422,000	2,075,000
Sales Support and Service	2,315,000	2,427,000
Corporate Administration	2,336,000	2,371,000

	$7,976,000	$7,666,000

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
Liquidity and Capital Resources
Veramark’s total cash and investment position, which consists of cash in the bank plus the value of short term investments, increased 37% from the cash and investment position of $1,103,000 at December 31, 2004 to $1,512,000 at December 31, 2005. The increase in total cash and investment position results from the combination of lower gross operating expenses incurred in 2005 as opposed to 2004, and an increase in deferred revenues realized in 2005. Deferred revenues, which include the value of maintenance contracts are generally paid for in advance and therefore accelerate cash flows.
Accounts receivable of $1,522,000 at December 31, 2005 increased 19%, or $246,000 from the balance of $1,276,000 at December 31, 2004. The increase in accounts receivable reflects merely the timing of when payments are received from customers rather than any discernable change in the payment habits of our customers. Write-offs of accounts receivable were immaterial in 2005 and though no write-offs of significance are expected from the receivables at year end, we have increased our reserve for bad debts from $24,000 at December 31, 2004 to $32,000 at December 31, 2005 as a result of the higher total accounts receivable balance consistent with company policy.

Prepaid expenses of $161,000 at December 31, 2005 increased from $110,000 at December 31, 2004 as a result of an increase in the value of prepaid commissions paid our sales force for orders received through December 31, 2005 which will ultimately ship and be recorded as revenue in 2006, and an increase of prepaid rent for our facility.
The cost value of property and equipment at December 31, 2005 is $5,796,000 which compares with a cost value of property and equipment of $5,741,000, at December 31, 2004. For the year ended December 31, 2005 new capital purchases totaled $147,000, consisting primarily of upgrades to existing internal networks and equipment utilized in the Company’s product development efforts. Throughout 2005 we disposed of approximately $91,000 of obsolete equipment, all of which had been fully depreciated.
The value of the Company’s software development efforts capitalized and carried on the balance sheet at December 31, 2005 is $2,827,000. At December 31, 2004 capitalized software was $2,518,000. We capitalize our software development efforts in accordance with SFAS No.86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” Amortization is determined on a product-by-product basis over their economic life, ranging from three to five years, or the ratio of current revenues to current and anticipated revenues from such software, whichever provides the greater amortization in a particular period. During 2005 we capitalized $1,175,000 of software development costs, down from $1,278,000 for 2004. Amortization of prior capitalized costs for 2005 amounted to $867,000, which compared with the amortization of $578,000 of software development costs in 2004.
Pension assets increased from $2,214,000 at December 31, 2004 to $2,502,000 at December 31, 2005. The increase is attributable to an increase in the cash surrender values of company owned life insurance policies designed to fund future pension obligations of the company. The cash surrender values are available to fund current operations of the Company if necessary, though there are no such intentions currently exist. The accumulated death benefits associated with these policies are $10.2 million.
Accounts payable at December 31, 2005 total $276,000, a decrease of $22,000 from $298,000 at December 31, 2004. There have been no significant changes in payment patterns in 2005 nor any disputes with our suppliers.
Accrued compensation and related taxes at December 31, 2005 are $565,000, a decrease of 1% from total accrued compensation of $558,000 at December 31, 2004. Accrued compensation consists primarily of accrued salaries, vacation time, and accrued commissions due employees at year end that will be paid in the first quarter of 2006.
Deferred revenues of $2,936,000 at December 31, 2005 increased $364,000, or 14% from the December 31, 2004 balance of $2,572,000. Deferred revenues consist of services such as training, installation, and maintenance and support services for which the Company has billed customers, but for which it has not yet performed the actual contracted services. The increase in deferred revenues for 2005 was generated through growth in the number of eCAS maintenance customers, and new maintenance contracts and follow-on services stemming from the increased level of VeraSMART sales.

Other accrued liabilities at December 31, 2005 of $135,000 were reduced from a balance of $188,000 at December 31, 2004 due to reductions in accruals required for legal and accounting fees and expenses.
As of December 31, 2005 the Company’s total present value of its pension obligation totals $4,424,000 as compared with a total obligation of $3,875,000 at December 31, 2004. For further detail regarding the Company’s Supplemental Executive Retirement Plan please refer to the section below titled “Off Balance Sheet Arrangements” and to Note 7 of the accompanying financial statements.
Stockholders equity at December 31, 2005 is $1,786,000, an increase of 23% from the total equity of $1,453,000 at December 31, 2004 primarily reflecting the 2005 net income of $382,000. During 2005 employees of the Company exercised 148,450 stock options and purchased an additional 20,211 shares of common stock through the Employee Stock Purchase Plan. Proceeds to the Company from those transactions totaled approximately $79,000.
It is management’s opinion that, given our current cash and investment position, the access to cash surrender values of company-owned life insurance policies, current operating expense levels, and the absence of debt, that the Company has sufficient liquidity to fund operations and development schedules for the next twelve months and beyond.
Off Balance Sheet Arrangements
     Pension Obligations — The Company sponsors a non-qualified, unfunded, Supplemental Executive Retirement Plan (SERP), which provides certain key employees with a defined pension benefit. The Company believes that the SERP is an important part of its compensation package, necessary for the recruitment and retention of qualified employees.
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
     Recovery of 100% of projected SERP costs is designed through a program of Company-owned life insurance (COLI). Recovery for the imputed time value of the money, plus all costs associated with the COLI premium payments, and benefit obligations, are included in this program. The Company currently owns 14 separate life insurance contracts on selected current and former employees, not all of who will ultimately qualify for participation in the plan. The cumulative death benefit attached to these policies is $10.2 million and is not included in the Company’s Consolidated Balance Sheet as of December 31, 2005.
     The cash surrender values of these policies at December 31, 2005 totaled approximately $2,502,000 and are included in the Company’s consolidated balance sheets under the caption of “Pension Assets.”

     The projected future pension benefits expected to be paid under this plan are as follows, assuming retirement at 65 and a life expectancy of 80 years for all participants:

Year Ending December 31,
2006	$159,767
2007	207,767
2008	405,767
2009	447,692
2010	498,886
2011-2015	2,652,307
     The net present value of these projected pension obligations at December 31, 2005, totals $4,424,000, and is included in the liability section of the Company’s consolidated balance sheets under the caption under “Pension Obligation.”
     Lease Obligations – The Company leases current office facilities and certain equipment under operating leases, which expire at various dates through 2008. Rent expense under all operating leases (exclusive of real estate taxes and other expenses payable under the leases) was approximately $409,000, $470,000, and $558,000 for the years ended December 31, 2005, 2004 and 2003, respectively.
Minimum lease payments as of December 31, 2005 under operating leases are as follows:

Year Ending December 31,	Operating Leases
2006	$500,412
2007	378,516
2008	693

$879,621

The current term of the Company’s lease on its facility expire October 31, 2007. Under the terms of that agreement the Company has the option to renew the existing lease for an additional three years through October 31, 2010.
     Purchase Commitments – The Company has no purchase commitment contracts in place as of December 31, 2005.
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
     The Company recognizes software license revenue under Statement of Position No 97-2 “Software Revenue Recognition” as amended by Statement of Position No. 98-9, “Software Revenue Recognition With Respect to Certain Transactions”, Emerging Issues Task Force 00-21, “Revenue Arrangements with Multiple Deliverables”, and related interpretations.
     Sales of licensed software sold directly to an end user customer are recognized as revenue upon delivery and installation of the software at the customer site. Sales of licensed software to a reseller are recognized as revenue when delivery is made to the reseller. Regardless of the form of sale no revenue is recognized without persuasive evidence of an arrangement existing. Persuasive evidence is determined to be a signed purchase order received from the customer or an equivalent form for those customers lacking a formalized purchase order system. In the case of VeraSMART sales, a software license agreement signed by both parties is often required in addition to a purchase order or equivalent. Additionally, revenue is only recognized when a selling price is fixed or determinable and collectibility of the receivable is deemed to be probable.
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
     As set forth in Note 7 – Benefit Plans, the Company sponsors an unfunded Supplemental Executive Retirement Program (SERP), which is a nonqualified plan that provides certain key employees a defined pension benefit. In order to properly record the net present value of future pension obligations a number of assumptions are required to be made by Company’s management. These assumptions include years of service, life expectancies, and projected future salary increases for each participant. In addition, management must make assumptions with regard to the proper long-term interest and liability discount rates to be applied to these future obligations.
     Should the Company need to alter any of these assumptions, there is the potential for significant adjustments to future projected pension liabilities.

Accounting Pronouncements
1)	In December 2003, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” which updates the guidance in SAB No. 101, integrates the related set of Frequently Asked Questions, and recognizes the role of EITF 00-21. The adoption of SAB No. 104 did not have a material effect on the Company’s financial statements.

2)	In November 2002, the Emerging Issues Task Force reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” Issue 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of Issue 00-21 applied to revenue arrangements entered into in periods beginning after June 15, 2003. The adoption of Issue 00-21 did not have a material effect on the Company’s financial position or results of operations.

3)	In December 2004, the FASB issued SFAS 123(R), “Share-Based Payment”, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires an issuer to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and the recording of such expense in the consolidated financial statements. This eliminates the exception to account for such awards using the intrinsic value method previously allowable under Accounting Principles Board (APB) Opinion No. 25. Pro forma disclosure of fair value recognition will no longer be an alternative. In addition, the adoption of SFAS No. 123(R) will require additional accounting related to the income tax effects and disclosure regarding the cash flow effects resulting from share-based payment arrangements.
SFAS 123(R) permits public companies to adopt its requirements using one of two methods:
Modified prospective method: Compensation cost is recognized beginning with the effective date of adoption (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date of adoption and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of adoption that remain unvested on the date of adoption.
Modified retrospective method: Includes the requirements of the modified prospective method described above, but also permits restatement using amounts previously disclosed under the pro forma provisions of SFAS No. 123 either for (a) all periods presented or (b) prior interim periods of the year of adoption. In March 2005, the SEC released Staff Accounting Bulletin (SAB) 107, “Share-Based Payment”, which expresses views of the SEC Staff about the application of SFAS No. 123(R). In April 2005, the SEC issued a rule that SFAS No. 123(R) will be effective for annual reporting periods beginning on or after June 15, 2005.
SFAS 123(R) will be effective for our first quarter of fiscal 2006 and we expect to use the modified prospective method. We have selected the Black-Scholes option-pricing model as the most appropriate fair-value method for our awards and will recognize compensation cost on a straight-line basis over our awards’ vesting periods. Although the adoption of SFAS No.

123(R) will have no adverse impact on our balance sheet or total cash flows, it is expected to adversely affect our net income and earnings per share for 2006 by approximately $50,000. The actual effects of adopting SFAS No. 123(R) will depend on numerous factors including the amounts of share-based payments granted in the future, our stock price volatility, estimated forfeiture rates and employee stock option exercise behavior. See Note 1 for the effect on reported net income and earnings per share if we had accounted for our stock option plan using the fair value method.
4)	In December 2004, FASB issued SFAS 153, “Exchanges of Nonmonetary Assets—an amendment to APB Opinion No. 29.” This statement amends APB 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. Adoption of this statement is not expected to have a material impact on our results of operations or financial condition.

5)	In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. These requirements apply to all voluntary changes and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 is effective for fiscal years beginning after December 15, 2005. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2006. Adoption of SFAS 154 is not expected to have a significant impact on the Company’s financial statements.
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
     At December 31, 2005 and 2004 the carrying value of investments approximated fair market value. Investments at December 31, 2005 and 2004 consisted of the following:

	2005	2004
Bond Funds	$340,092	$271,981
US Government Securities	260,232	109,256

	$600,324	$381,237

Item 8	Index to Consolidated Financial Statements and Supplementary Data

Page
REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS	29 - 30

Balance sheets	31 - 32

Statements of operations	33

Statements of stockholders’ equity	34

Statements of cash flows	35

Notes to financial statements	36 - 51

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors
  and Stockholders
Veramark Technologies, Inc.
     We have audited the accompanying balance sheets of Veramark Technologies, Inc. as of December 31, 2005 and 2004, and the related statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Veramark Technologies, Inc. as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
/s/ Rotenberg & Co. LLP
Rotenberg & Co., llp
Rochester, New York
February 3, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Veramark Technologies, Inc.
Rochester, New York
We have audited the accompanying consolidated statements of operations, stockholders’ equity, and cash flows of Veramark Technologies, Inc. and subsidiary for the year ended December 31, 2003. Our audit also included the financial statement schedule for the year ended December 31, 2003 listed in the Index at item 15(c). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audit.
We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of Veramark Technologies, Inc. and subsidiary for the year ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, such financial statement schedule, when considered in relation to the base consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
/s/ Deloitte & Touche LLP
March 22, 2004
Rochester, New York

VERAMARK TECHNOLOGIES, INC.
BALANCE SHEETS
DECEMBER 31, 2005 AND 2004

	2005	2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$911,310	$722,020
Investments	600,324	381,237
Accounts receivable, trade (net of allowance for doubtful accounts of $32,000 and $24,000)	1,522,190	1,276,204
Inventories, net	31,724	30,717
Prepaid expenses and other current assets	161,127	109,809

Total current assets	3,226,675	2,519,987

PROPERTY AND EQUIPMENT:
Cost	5,796,427	5,740,535
Less accumulated depreciation	(5,025,761)	(4,846,475)

Property and equipment, net	770,666	894,060

OTHER ASSETS:
Software development costs (net of accumulated amortization of $2,373,896 and $1,506,777)	2,826,644	2,518,482
Pension assets	2,501,636	2,213,646
Deposits and other assets	797,745	797,745

Total other assets	6,126,025	5,529,873

TOTAL ASSETS	$10,123,366	$8,943,920

     The accompanying notes are an integral part of these financial statements.

VERAMARK TECHNOLOGIES, INC.
BALANCE SHEETS
DECEMBER 31, 2005 AND 2004

	2005	2004
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$275,756	$298,063
Accrued compensation and related taxes	565,096	557,805
Deferred revenue	2,936,466	2,572,120
Other accrued liabilities	135,430	187,977

Total current liabilities	3,912,748	3,615,965

Pension obligation	4,424,304	3,874,562

Total liabilities	8,337,052	7,490,527

STOCKHOLDERS’ EQUITY:
Common stock, par value, $0.10; shares authorized, 40,000,000; 8,917,840 shares and 8,749,179 shares issued	891,784	874,918
Additional paid-in capital	21,686,152	21,744,969
Accumulated deficit	(20,413,395)	(20,795,128)
Treasury stock (80,225 shares at cost)	(385,757)	(385,757)
Accumulated other comprehensive income	7,530	14,391

Total stockholders’ equity	1,786,314	1,453,393

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,123,366	$8,943,920

     The accompanying notes are an integral part of these financial statements.

VERAMARK TECHNOLOGIES, INC.
STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

	2005	2004	2003
NET SALES
Product Sales	$3,877,889	$4,066,110	$4,255,870
Service Sales	6,980,982	6,969,856	7,207,997

Total Net Sales	10,858,871	11,035,966	11,463,867

COSTS AND OPERATING EXPENSES:
Cost of sales	1,888,006	1,764,095	1,704,965
Engineering and software development	1,021,338	1,415,000	1,819,889
Selling, general and administrative	7,594,473	7,975,746	7,666,338

Total costs and operating expenses	10,503,817	11,154,841	11,191,192

INCOME (LOSS) FROM OPERATIONS	355,054	(118,875)	272,675

INTEREST INCOME	26,679	5,315	22,259

INCOME (LOSS) BEFORE INCOME TAXES	381,733	(113,560)	294,934

INCOME TAXES	—	—	—

NET INCOME (LOSS)	$381,733	$(113,560)	$294,934

NET INCOME (LOSS) PER SHARE
Basic	$0.04	$(0.01)	$0.03

Diluted	$0.04	$(0.01)	$0.03

WEIGHTED AVERAGE SHARES OUTSTANDING (BASIC)	8,755,916	8,606,759	8,448,797

WEIGHTED AVERAGE SHARES OUTSTANDING (DILUTED)	9,309,888	8,606,759	9,061,134

     The accompanying notes are an integral part of these financial statements.

VERAMARK TECHNOLOGIES, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

			Additional			Accumulated	Total
	Common Stock		Paid in	Accumulated	Treasury	Comprehensive	Stockholders’
	Shares	Par Value	Capital	Deficit	Stock	Income	Equity

BALANCE — December 31, 2002	8,390,734	$847,096	$21,686,196	$(20,976,502)	$(385,757)	$-0-	$1,171,033

Change in other comprehensive income	—	—	—	—	—	$8,136	$8,136
Net income	—	—	—	294,934	—	—	294,934

Total comprehensive Income				294,934		8,136	303,070

Stock purchase plan	36,245	3,624	12,344	—	—	—	15,968
Exercise of stock options	135,850	13,585	45,208	—	—	—	58,793
Compensation expenses – stock options	—	—	(40,177)	—	—	—	(40,177)

BALANCE — December 31, 2003	8,562,829	$864,305	$21,703,571	$(20,681,568)	$(385,757)	$8,136	$1,508,687

Change in other comprehensive income	—	—	—		—	$6,255	$6,255
Net loss	—	—	—	(113,560)	—	—	(113,560)

Total comprehensive Income	—	—	—	(113,560)	—	6,255	(107,305)

Stock purchase plan	24,938	2,494	18,285	—	—	—	20,779
Exercise of stock options	81,187	8,119	41,851	—	—	—	49,970
Compensation expenses – stock options	—	—	(18,738)	—	—	—	(18,738)

BALANCE — December 31, 2004	8,668,954	$874,918	$21,744,969	$(20,795,128)	$(385,757)	$14,391	$1,453,393

Change in other comprehensive income	—	—	—	—	—	(6,861)	(6,861)
Net income	—	—	—	381,733	—	—	381,733

Total comprehensive Income	—			381,733		(6,861)	374,872

Stock purchase plan	20,211	2,021	11,247	—	—	—	13,268
Exercise of stock options	148,450	14,845	51,286	—	—	—	66,131
Compensation expenses – stock options	—	—	(121,350)	—	—	—	(121,350)

BALANCE — December 31, 2005	8,837,615	$891,784	$21,686,152	$(20,413,395)	$(385,757)	$7,530	$1,786,314

     The accompanying notes are an integral part of these financial statements.

VERAMARK TECHNOLOGIES, INC.
STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

	2005	2004	2003
OPERATING ACTIVITIES:
Net income (loss)	$381,733	$(113,560)	$294,934
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,137,098	855,376	776,225
Expense (Recovery) of bad debts	2,753	(35,269)	(19,151)
Compensation expense, net of forfeitures – stock options	(121,350)	(18,738)	(40,177)
Provision for inventory obsolescence	—	—	37,494
(Gain) Loss on disposal of fixed assets	—	(1,983)	1,003
Realized Gain (Losses) on sale of investments	(6,861)	6,255	8,136
Pension assets	(287,990)	(313,874)	(391,351)
Changes in assets and liabilities:
Accounts receivable	(248,739)	83,859	(169,867)
Inventories	(1,007)	12,466	11,599
Prepaid expenses and other current assets	(51,318)	20,700	52,121
Accounts payable	(22,307)	85,403	(52,524)
Accrued compensation and related taxes	7,291	65,957	99,040
Deferred revenue	364,346	(346,217)	(281,808)
Other accrued liabilities	(52,547)	(21,387)	41,556
Pension obligation	549,742	517,718	471,732

Net cash provided by operating activities	1,650,844	796,706	838,962

INVESTING ACTIVITIES:
(Purchase) Sale of investments	(219,087)	620,684	(77,239)
Additions to property and equipment	(146,585)	(142,283)	(111,320)

Capitalized software development costs	(1,175,281)	(1,278,900)	(682,091)
Proceeds from sale of equipment	—	13,531	—

Net cash used in by investing activities	(1,540,953)	(786,968)	(870,650)

FINANCING ACTIVITIES:
Repayment of capital lease obligation	—	(2,472)	(22,262)
Exercise of stock options and warrants	66,131	49,970	58,793
Employee stock purchase plan	13,268	20,779	15,968

Net cash provided by financing activities	79,399	68,277	52,499

NET INCREASE IN CASH AND CASH EQUIVALENTS	189,290	78,015	20,811

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	722,020	644,005	623,194

CASH AND CASH EQUIVALENTS, END OF YEAR	$911,310	$722,020	$644,005

     The accompanying notes are an integral part of these financial statements.

VERAMARK TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of business – Veramark Technologies, Inc., (the “Company”) designs and produces communications management and operation support software for users and providers of telecommunication services in the global market. The Company operates in one segment.
Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Cash and cash equivalents - The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. The fair value of the Company’s cash and cash equivalents approximates carrying value, which, due to the relatively short maturities and variable interest rates of the instruments, approximates current market rates.
Investments - The Company records its investments in accordance with Statement of Financial Account Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Certain Debt and Equity Securities.” As of December 31, 2005 and 2004, the Company has classified its portfolio as available-for-sale securities. These securities are recorded at fair value, based on quoted market prices in an active market, with net unrealized holding gains and losses reported in stockholders’ equity as accumulated other comprehensive income. At December 31, 2005 and 2004 the carrying value of investments approximated fair market value.
Investments at December 31, 2005 and 2004 consisted of the following:

	2005	2004
Bond Funds	$340,092	$271,981
US Government Securities	260,232	109,256

	$600,324	$381,237

The contractual maturities of the Company’s investments as of December 31, 2005 are primarily due within one year.
Accounts receivable and allowance for doubtful accounts - The Company extends credit to its customers in the normal course of business and collateral is generally not required for trade receivables. Exposure to credit risk is controlled through the use of credit approvals, credit limits and monitoring procedures. Accounts receivable are reported net of an allowance for doubtful accounts. The Company estimates the allowance based on its analysis of specific balances, taking into consideration the age of the past due

\

account and anticipated collections resulting from legal issues. An account is considered past due after thirty (30) days from the invoice date. Based on these factors, there was an allowance for doubtful accounts of $32,000 and $24,000 at December 31, 2005 and 2004, respectively. Changes to the allowance for doubtful accounts are charged to expense and reduced by charge-offs, net of recoveries.
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
The Company’s customers are not concentrated in any specific geographic region, but are concentrated in the telecommunications industry. As of December 31, 2005, two customers in this industry accounted for approximately $521,000 of the total accounts receivable balance. As of December 31, 2004, another single customer accounted for approximately $189,000 of the total accounts receivable balance. The Company performs ongoing credit evaluations of its customers’ financial conditions but does not require collateral to support customer receivables. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. Such losses to date have been within managements’ expectations.
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
Prepaid Expenses consist of cash outlays made by the Company for economic benefits to be realized in future periods. These benefits typically include the unutilized portions of current business insurances and maintenance contracts on Company-owned equipment. Prepaid expenses are generally expensed on a straight-line basis over the corresponding life of the underlying asset, with the exception of prepaid commissions which are expensed at the time the revenue that gave rise to the commission is recognized.
Property and equipment is recorded at cost and depreciated on a straight-line basis using the following useful lives:

Computer hardware and software	3-5 years
Machinery and equipment	4-7 years
Furniture and fixtures	5-10 years
Leasehold improvements	Term of lease or useful life
All maintenance and repair costs are charged to operations as incurred. The cost and accumulated depreciation for property and equipment sold, retired, or otherwise disposed of are removed from the accounts, and the resulting gains or losses are reflected in earnings.
Long-lived assets — In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company tests long-lived assets for recoverability whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No impairment charges were recorded in 2005, 2004, or 2003.

Software development costs meeting recoverability tests are capitalized, under SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed,” and amortized on a product-by-product basis over their economic life, ranging from three to five years, or the ratio of current revenues to current and anticipated revenues from such software, whichever provides the greater amortization in a particular period. The Company capitalized $1,175,000 of development costs in 2005, and $1,279,000 of development costs in 2004. The Company amortized $867,000 of development costs in 2005, and $557,856 of development costs in 2004. The Company periodically reviews the carrying value of capitalized software development costs and impairments are recognized in the results of operations when the expected future undiscounted operating cash flow derived from the capitalized software is less than its carrying value. No charges for impairment were required in 2005 or 2004.
Fair Value of Financial Instruments – Statement of Financial Accounting Standards (“SFAS”) No. 107, “Disclosure About Fair Value of Financial Instruments,” requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. SFAS No. 107 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At December 31, 2005 and 2004, the carrying value of certain financial instruments (accounts receivable, accounts payable, and current portion of capital lease obligations) approximates fair value due to the short-term nature of the instruments or interest rates, which are comparable with current rates. At December 31, 2005 and 2004, the Company has no long-term debt.
Revenue recognition – The Company’s revenue consists of revenues from the licensing of software to resellers and end user customers; fees for services rendered to include installation, training, implementation, and customer maintenance contracts; and the outsourcing or hosting of services.
The Company recognizes software license revenue under Statement of Position No 97-2 “Software Revenue Recognition” as amended by Statement of Position No. 98-9, “Software Revenue Recognition With Respect to Certain Transactions”, Emerging Issues Task Force 00-21, “Revenue Arrangements with Multiple Deliverables”, and related interpretations.
Sales of licensed software sold directly to an end user customer are recognized as revenue upon delivery and installation of the software at the customer site. Sales of licensed software to a reseller are recognized as revenue when delivery is made to the reseller. Regardless of the form of sale no revenue is recognized without persuasive evidence of an arrangement existing. Persuasive evidence is determined to be a signed purchase order received from the customer or an equivalent form for those customers lacking a formalized purchase order system. In the case of VeraSMART sales, a software license agreement signed by both parties is often required in addition to a purchase order or equivalent. Additionally, revenue is only recognized when a selling price is fixed or determinable and collectibility of the receivable is deemed to be probable.
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
Net income (or loss) per common share (“EPS”) is computed in accordance with the provisions of SFAS No. 128, “Earnings Per Share.” Basic EPS is computed by dividing net income (loss) by weighted average shares outstanding. Diluted EPS includes the dilutive effect of stock options and warrants issued. Included in diluted earnings per share in 2005 are 553,972 shares, representing the dilutive effect of stock options issued. There were no dilutive effects of stock options in 2004, as the effect would have been anti-dilutive, due to net loss incurred for that year. Included in diluted earnings per share in 2003 are 612,337 shares, representing the dilutive effect of stock options and warrants issued.
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

		2005	2004	2003

Net income (loss), as reported		$381,733	$(113,560)	$294,934

Add: Stock-based compensation expense included in net income (loss), net of related forfeitures and tax effects.		(121,350)	(18,738)	(40,177)

Deduct: Total stock-based compensation expense determined under fair value, net of forfeitures and related tax effects		(73,442)	(138,631)	(627,948)

Pro forma net income (loss)		$186,941	$(270,929)	$(373,191)

Net income (loss) per common share	As reported:
	Basic	$0.04	$(0.01)	$0.03
	Diluted	$0.04	$(0.01)	$0.03

	Pro forma:
	Basic	$0.02	$(0.03)	$(0.04)
	Diluted	$0.02	$(0.03)	$(0.04)
For purposes of the disclosure above, the fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2005, 2004 and 2003.

	2004	2003

Dividend yield	—	—

Expected volatility	148.09%	142.71%

Risk-free interest rate	3.29%	2.73%

Expected life	5 years	5 years
There were no options granted during the year ended December 31, 2005.
Reclassification – Certain amounts in the prior year financial statements have been reclassified to conform with current year presentation.

Accounting Pronouncements
1)	In December 2003, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” which updates the guidance in SAB No. 101, integrates the related set of Frequently Asked Questions, and recognizes the role of EITF 00-21. The adoption of SAB No. 104 did not have a material effect on the Company’s financial statements.

2)	In November 2002, the Emerging Issues Task Force reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” Issue 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of Issue 00-21 applied to revenue arrangements entered into in periods beginning after June 15, 2003. The adoption of Issue 00-21 did not have a material effect on the Company’s financial position or results of operations.

3)	In December 2004, the FASB issued SFAS 123(R), “Share-Based Payment”, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires an issuer to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and the recording of such expense in the consolidated financial statements. This eliminates the exception to account for such awards using the intrinsic value method previously allowable under Accounting Principles Board (APB) Opinion No. 25. Pro forma disclosure of fair value recognition will no longer be an alternative. In addition, the adoption of SFAS No. 123(R) will require additional accounting related to the income tax effects and disclosure regarding the cash flow effects resulting from share-based payment arrangements.

SFAS 123(R) permits public companies to adopt its requirements using one of two methods:
Modified prospective method: Compensation cost is recognized beginning with the effective date of adoption (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date of adoption and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of adoption that remain unvested on the date of adoption.
Modified retrospective method: Includes the requirements of the modified prospective method described above, but also permits restatement using amounts previously disclosed under the pro forma provisions of SFAS No. 123 either for (a) all periods presented or (b) prior interim periods of the year of adoption.
In March 2005, the SEC released Staff Accounting Bulletin (SAB) 107, “Share-Based Payment”, which expresses views of the SEC Staff about the application of SFAS No. 123(R). In April 2005, the SEC issued a rule that SFAS No. 123(R) will be effective for annual reporting periods beginning on or after June 15, 2005.
SFAS 123(R) will be effective for our first quarter of fiscal 2006 and we expect to use the modified prospective method. We have selected the Black-Scholes option-pricing model as the most appropriate fair-value method for our awards and will recognize compensation cost on a straight-line basis over our awards’ vesting periods. Although the adoption of SFAS No. 123(R) will have no adverse impact on our balance sheet or total cash flows, it is expected to adversely affect our net income and earnings per share for 2006 by approximately $50,000. The actual effects of adopting SFAS No. 123(R) will depend on numerous factors including the amounts of share-based payments granted in the future, our stock price volatility, estimated forfeiture rates and employee stock option exercise behavior. See Note 1 for the effect on reported net income and earnings per share if we had accounted for our stock option plan using the fair value method.
4)	In December 2004, FASB issued SFAS 153, “Exchanges of Nonmonetary Assets—an amendment to APB Opinion No. 29.” This statement amends APB 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. Adoption of this statement is not expected to have a material impact on our results of operations or financial condition.

5)	In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. These requirements apply to all voluntary changes and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 is effective for fiscal years beginning after December 15, 2005. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2006. The Adoption of SFAS 154 is not expected to have a significant impact on the Company’s financial statements.
Stock Purchase Plans – Under the Company’s Employee’s Stock Purchase Plan (“ESPP”), employees can purchase Veramark stock at a 15% discount to the lesser of the market price at the beginning or ending date of the six-month periods ending approximately June 30th and December 31st. Employees may elect to make after-tax payroll deduction of 1% to 10% of compensation as defined by the plan to the extent that his or her rights to purchase stock under this plan does not exceed Twenty-Five Thousand Dollars ($25,000) worth of stock (determined at the full market value of the shares at the time such option is granted), and only to the extent that, immediately after the grant, such employee would not own or hold outstanding options to purchase stock, such that his or her combined voting power would exceed 5% of all classes of capital stock of the Company. The ESPP is intended to meet the requirements of section 423 of the Internal Revenue Code of 1986, as amended, and, based upon the guidance in APB 25 and related interpretations, is considered a non-compensatory plan. Accordingly, the Company records no compensation expense for the ESPP. Employee payroll deductions are for six-month period beginning approximately each January 1 And July 1. Shares of the Company’s common stock are purchased on or about June 30 or December 31 unless the participant has either elected to withdraw from the plan or was terminated. Purchased shares are restricted for sale or transfer for a six-month period. All participants funds received prior to the ESPP purchase dates are held as Company liabilities without interest or other increment. No dividends are paid on employee contributions until shares are purchased. Plan participants purchased 20,211 shares at an average purchase price of $0.66 in 2005, 24,938 shares at an average purchase price of $0.83 in 2004 and 36,245 shares at an average purchase price of $0.44 in 2003.

2. PROPERTY AND EQUIPMENT
The major classifications of property and equipment as of December 31, 2005 and 2004 are:

	2005	2004

Machinery and equipment	$794,314	$794,314
Computer hardware and software	1,991,877	1,935,985
Furniture and fixtures	1,627,677	1,627,677
Leasehold improvements	1,382,559	1,382,559

	$5,796,427	$5,740,535

Depreciation expense was approximately $270,000, $278,000 and $322,000 for the years ended December 31, 2005, 2004 and 2003, respectively.
3. ENGINEERING AND SOFTWARE DEVELOPMENT EXPENDITURES
Engineering and software development costs incurred during the years ended December 31, 2005, 2004 and 2003 were recorded as follows:

	2005	2004	2003

Engineering and software development expenses included in the consolidated statements of operations	$1,021,338	$1,415,000	$1,819,889

Amounts capitalized and included in the consolidated balance sheets	1,175,281	1,278,900	682,091

Total costs for engineering and software development	$2,196,619	$2,693,900	$2,501,980

Additionally, the Company recorded amortization of capitalized software development costs of approximately $867,000, $578,000, and $455,000 for the years ended December 31, 2005, 2004 and 2003, respectively. Such amortization is included in cost of sales in the consolidated statements of operations. Estimated aggregate minimum amortization expenses for each of the next five years is:

2006	$884,512
2007	574,872
2008	574,872
2009	409,870
2010	152,228

4. COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss) for years ended December 31, 2005, 2004 and 2003 was as follows:

	2005	2004	2003

Net income (loss)	$381,733	$(113,560)	$294,934

Other comprehensive income unrealized gain, (loss) on investments	(6,861)	6,255	8,136

Comprehensive income (loss)	$374,872	$(107,305)	$303,070

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

	Year Ended December 31,
	2005	2004	2003

Basic

Net income (loss)	$381,733	$(113,560)	$294,934

Weighted average common shares outstanding	8,755,916	8,606,759	8,448,797

Net income (loss) per common share	$0.04	$(0.01)	$0.03

Diluted

Net income (loss)	$381,733	$(113,560)	$294,934

Weighted average common shares outstanding	8,755,916	8,606,759	8,448,797

Additional dilutive effect of stock options & warrants after application of treasury stock method	553,972	— (1)	612,337

Weighted average dilutive shares outstanding	9,309,888	8,606,759	9,061,134

Net income (loss) per common share assuming dilution	$0.04	$(0.01)	$0.03

(1)	There were no dilutive effects of stock options and warrants in 2004, as the effect would have been anti-dilutive due to the net loss.
6. INDEMNIFICATION OF CUSTOMERS
The Company’s agreements with customers generally require us to indemnify the customer against claims that its software infringes third party patent, copyright, trademark or other proprietary rights. Such indemnification obligations are generally limited in a variety of industry-standard respects, including our right to replace an infringing product. As of December 31, 2005, the Company had not experienced any material losses related to these indemnification obligations and no material claims with respect thereto were outstanding. The Company does not expect significant claims related to these indemnification obligations, and consequently, the Company has not established any related reserves.
7. BENEFIT PLANS
The Company sponsors an employee incentive savings plan under section 401(k) for all eligible employees. The Company’s contributions to the plan are discretionary. There have been no contributions to the plan since 1999.
The Company also sponsors an unfunded Supplemental Executive Retirement Program (“SERP”), which is a nonqualified plan that provides certain key employees defined pension benefits. For the years ended December 31, 2005 and 2004, changes to the benefit obligation consisted of the following:

	2005	2004

Benefit obligation-beginning of year	$4,439,398	$4,009,849

Current service cost-benefits earned during the period	376,627	323,006
Interest cost on projected benefit obligation	263,139	276,472
Plan amendments	4,578	(3,795)
Benefits paid	(159,764)	(166,134)

Benefit obligation-end of year	$4,923,978	$4,439,398

The annual measurement date for the pension benefit obligation is October 1. A reconciliation of the SERP plan’s funded status with amounts recognized in the Company’s balance sheets is as follows:

	2005	2004

Actuarial present value of projected benefit obligation	$4,923,978	$4,439,398

Plan assets	—	—

Projected benefit obligation in excess of plan assets	4,923,978	4,439,398

Prior service cost not yet recognized in net periodic pension cost	(499,674)	(564,836)

Net amount recognized	$4,424,304	$3,874,562

The discount rate used in determining the actuarial present value of the projected benefit obligation was 6% for 2005 and 2004. The rate of increase in future compensation levels used in determining the projected benefit obligation ranged from 0% to 3% for 2005 and 2004.

Pension expense for the years ended December 31, 2005 and 2004 consisted of the following.

	2005	2004	2003
Current service cost	$376,627	$323,006	$252,155
Amortization of prior service cost	65,161	88,169	86,883
Interest costs	263,139	276,472	238,409

Total pension expense	$704,927	$687,647	$577,447

The Company maintains life insurance covering certain key employees under its Supplemental Executive Retirement Program with the Company named as beneficiary. The Company intends to use the death benefits of these policies, as well as loans against the accumulating cash surrender value of the policies, to fund the pension obligation. The total death benefit associated with these policies is $10.2 million, with an associated accumulated cash surrender value of approximately $2,502,000 at December 31, 2005. The accumulated cash surrender values of these policies at December 31, 2004, was approximately $2,214,000. All of the current accumulated cash surrender values are available to meet current pension obligations, or to fund current general operations of the Company in the event that should become necessary.

The projected future pension benefits under this plan are as follows, assuming a retirement age of 65 and a life expectancy of 80 years for all participants:
Year Ending December 31,

2006	$159,767
2007	207,767
2008	405,767
2009	447,692
2010	498,886
2011-2015	2,652,307
8.	STOCKHOLDERS’ EQUITY

The Company has reserved 4,500,000 shares of its common stock for issuance under its 1998 Stock Option Plan. As of December 31, 2005, 1,854,678 shares of common stock were available for future grants. The plan provides for options, which may be issued as nonqualified or qualified incentive stock options. All options granted are exercisable in increments of 20 — 100% per year beginning one year from the date of grant. All options granted to employees have a ten year term.

A summary of stock option and warrant transactions for the years ended December 31, 2005, 2004 and 2003 is shown below:

	2005		2004		2003
		WEIGHTED		WEIGHTED		WEIGHTED
		AVERAGE		AVERAGE		AVERAGE
	SHARES	PRICE	SHARES	PRICE	SHARES	PRICE
Options

Shares under option, beginning of year	3,345,303	$2.30	3,547,470	$2.32	3,428,835	$2.59

Options granted	—	—	91,833	1.31	497,500	0.60
Options exercised	(148,450)	0.45	(81,187)	0.62	(135,850)	0.43
Options terminated	(331,825)	2.56	(212,813)	2.77	(243,015)	3.75

Shares under option, end of year	2,865,028	$2.37	3,345,303	$2.30	3,547,470	$2.32

Shares exercisable	2,714,253	$2.47	2,799,682	$2.42	2,533,175	$2.24

Weighted average fair value of options granted	$0.00		$1.37		$0.63

Exercise price of options outstanding	$0.28-$10.41		$0.28-$10.41		$0.28-$10.41

Warrants

Warrants outstanding, beginning of year	—	—	14,701	$6.17	64,701	$3.82
Warrants granted	—	—	—	—	—	—
Warrants exercised	—	—	—	—	—	—
Warrants expired	—	—	(14,701)	6.17	(50,000)	3.12

Warrants outstanding, end of year	—	—	—	—	14,701	$6.17

Exercise price of warrants outstanding	—	—	—	—	$5.81-$6.38

The following table summarizes information relating to currently outstanding and exercisable stock options as of December 31, 2005:

	Weighted
	Average
	Remaining
	Contractual		Weighted		Weighted
Range of	Life	Options	Average	Options	Average
Exercise Prices	(in years)	Outstanding	Exercise Price	Exercisable	Exercise Price
$0.28-$1.49	6	1,278,133	$0.51	1,133,733	$0.50
$1.50-$4.99	3	997,710	2.52	991,335	2.53
$5.00-$10.41	2	589,185	6.14	589,185	6.14

	4	2,865,028	$2.37	2,714,253	$2.47

9.	SALES INFORMATION

Sales to two customers were approximately $3,812,000 or 35% of the Company’s total sales in 2005. Sales to these same two customers were approximately $3,687,000 or 33% of the Company’s total sales in 2004 and sales to one of these customers was approximately $1,968,000 or 17% of the Company’s total sales in 2003.

10.	INCOME TAXES

The income tax provision includes the following:

	2005	2004	2003

Current income tax expense:
Federal	$—	$—	$—
State	3,600	—	—

	$3,600	$—	$—

Deferred income tax provision (benefit):
Federal	65,363	(290,768)	(242,166)
State	15,846	(21,240)	(17,795)
Change in valuation allowance	(81,209)	312,008	259,961

	$—	$—	$—

The income tax provision differs from those computed using the statutory federal tax rate of 34%, due to the following:

	2005	2004	2003

Tax expense (benefit) at statutory federal rate	$129,789	$(38,610)	$100,278
State tax, net of federal tax expense (benefit)	11,452	(3,407)	(17,795)
Change in valuation allowance	(81,209)	312,008	259,960
Other	—	—	8,686
Nondeductible expenses	6,284	4,618	—
Deferred tax adjustment-fixed assets	24,519	(284,847)	(332,187)
Deferred tax adjustment-net operating loss	23,811	44,237	—
General business credits	(114,646)	(33,999)	(18,942)

	$—	$—	$—

Deferred income taxes recorded in the balance sheets results from differences between financial statement and tax reporting of income and deductions. A summary of the composition of the deferred income tax assets (liabilities) follows:

	2005	2004

General business credits	$1,507,272	$1,392,661
Net operating losses	3,915,203	4,108,860
Deferred compensation	1,995,936	1,843,676
Alternative minimum tax credits	322,216	322,216
Inventory	211	344
Accounts receivable	11,840	8,880
Capitalized software	(1,045,858)	(931,838)
Fixed assets	149,265	169,180
Other	90,767	114,118
New York State ITC	96,237	96,202

	7,043,089	7,124,299
Valuation allowance	(7,043,089)	(7,124,299)

Net deferred asset (liability)	$—	$—

The Company has $10,581,631 of net operating loss carryforwards available as of December 31, 2005. Of that total, $682,000 is limited to a utilization of approximately $100,000 annually. The carryforwards expire in varying amounts in 2012 through 2025. The valuation allowance decreased by $81,209 during the year ended December 31, 2005.
The Company’s tax credit carryforwards as of December 31, 2005 are as follows:

Description	Amount	Expiration Dates
General business credits	$1,507,272	2006 – 2025

New York State investment tax credits	$96,237	2006 – 2020

Alternative minimum tax credits	$322,216	No expiration date
Cash paid for income taxes during the years ended December 31, 2005, 2004 and 2003 totaled $9,423, $22,556, and $2,882 respectively.

11.	COMMITMENTS AND CONTINGENCIES

Lease Obligations - The Company leases current manufacturing and office facilities and certain equipment under operating leases, which expire at various dates through 2008. Rent expense under all operating leases (exclusive of real estate taxes and other expenses payable under the leases) was approximately $409,000, $470,000, and $558,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

Minimum lease payments as of December 31, 2005 under operating leases are as follows:

Year Ending December 31,	Operating Leases
2006	$500,412
2007	378,516
2008	693
Thereafter	-0-

$879,621

The current term of the Company’s lease on its Pittsford facility expires October 31, 2007. Under the terms of that agreement the Company has the option to renew that lease for an additional three years through October 31, 2010.

Legal Matters — The Company is subject to litigation from time to time in the ordinary course of business. In the opinion of management, such liability will not have a material adverse effect on the Company’s financial condition or results of operations.

12.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Summarized quarterly financial information for the years ended December 31, 2005 and 2004 is as follows:

	Three Months Ended
	March 31	June 30	September 30	December 31
2005
Net sales	$2,626,372	$2,661,356	$2,668,821	$2,902,322
Gross profit	$2,186,321	$2,221,472	$2,214,768	$2,348,304

Net income (loss)	$(85,286)	$249,723	$(48,407)	$265,703
Net income (loss) per common share
- Basic	$(0.01)	$0.03	$(0.01)	$0.03
- Diluted	$(0.01)	$0.03	$(0.01)	$0.03

2004
Net sales	$2,673,698	$2,567,599	$2,781,986	$3,012,683
Gross profit	$2,293,211	$2,091,967	$2,295,204	$2,591,489

Net income (loss)	$25,538	$(521,386)	$(33,759)	$416,047
Net income (loss) per common share
- Basic	$0.00	$(0.06)	$0.00	$0.05
- Diluted	$0.00	$(0.06)	$0.00	$0.04

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

Item 10 Directors and Executive Officers of the Registrant
     Information relating to the officers and directors of the Company and the Committees of the Company’s Board of Directors is incorporated herein by reference to portions of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held May 1, 2006, under the headings “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance.”
     The following lists the names and ages of all executive officers of the Company, all persons chosen to become executive officers, all positions and offices with the Company held by such persons, and the business experience during the past five years of such persons. All officers and directors were re-elected to their present positions for terms ending on May 1, 2006, and until their respective successors are elected and qualified.
MANAGEMENT
Directors and Executive Officers of the Registrant
     The Directors and executive officers of Veramark are as follows:

Name	Age	Position
David G. Mazzella	65	Chairman of the Board, President and CEO

William J. Reilly	57	Director

Charles A. Constantino	66	Director

John E. Gould	61	Director

Andrew W. Moylan	66	Director

James R. Scielzo	63	Director

Ronald C. Lundy	54	Treasurer

Douglas F. Smith	61	Vice President – Operations
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

     William J. Reilly has been a Director of Veramark since June 1997. Since September 2004, Mr. Reilly has been President and Chief Executive Officer of Realtime Media, an online Relationship Marketing firm to the Pharmaceutical and Consumer Packaged Goods markets. From September 2003 until September 2004, Mr. Reilly also served as a Principal in the consulting firm ChesterBrook Growth Partners. From 1989 until September, 2003, Mr. Reilly was Chief Operating Officer of Checkpoint Systems, Inc., (NYSE:CKP) a global manufacturer and distributor of automatic identification, pricing, and retail security systems.
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
     Andrew W. Moylan has been a Director of Veramark since September 2004. Mr. Moylan is currently the President of BCS plc. North America, a risk management software company. Prior to his current position, Mr. Moylan had served as President, Chief Operating Officer and Director of MarketDataInsite. Mr. Moylan was also a senior Partner in the Deloitte management consulting practice in New York for more than 20 years.
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
The Company has adopted a Code of Business Conduct and Ethics for all principal executive officers, directors, and employees of the Company. A copy of this code is incorporated by reference to portions of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held May 1, 2006, as “Exhibit C.”

A copy of the Code of Business Conduct and Ethics is available, without charge, upon written request to the Company’s Treasurer at the Company’s corporate offices.
Item 11 Executive Compensation
     Information relating to executive compensation is incorporated by reference portions of to the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held May 1, 2006, under the heading “Executive Compensation.”
Item 12 Security Ownership of Certain Beneficial Owners and Management
     Information relating to the security holdings of more than five percent holders and directors and officers of the Company is incorporated herein by reference to portions of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held May 1, 2006, under the headings “Executive Compensation” and “Stock Options.”
Item 13 Certain Relationships and Related Transactions
     Information related to certain relationships and related transactions of the Company, are incorporated herein by reference to portions of the Company’s Proxy Statement, for the Annual Meeting of Shareholders to be held May 1, 2006, under the heading “Certain Relationships and Related Transactions.”

PART IV
Item 14 Principal Accounting Fees and Services
Information relating to accounting fees and services incurred by and provided to the Company are incorporated herein by reference to portions of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held May 1, 2006, under the heading “Audit Fees and Services.”
Item 15 Exhibits, Consolidated Financial Statement Schedule and Reports on Form 8-K
(a)	Financial Statements as set forth under Item 8 of this report on Form 10-K
1)	On November 14, 2005, the Company filed a current report on Form 8-K reporting that the Company issued a press release announcing the company’s financial results for the quarter ended September 30, 2005. A copy of such press release was attached as Exhibit 99.1
(b)	Exhibits required to be filed by Item 601 of Regulation S-K
(11.1)	Calculation of earnings per share

(31.1)	CEO Certification Pursuant to Rule 13a-14(a) and 15d-14(a), as adopted to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Treasurer Certification Pursuant to Rule 13a-14(a) and 15d-14(a), as adopted to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Action of 2002.

(32.2)	Treasurer Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Action of 2002.
(c)	Schedules required to be filed by Regulation S-X.
(99)	Valuation and Qualifying Accounts
All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
VERAMARK TECHNOLOGIES, INC., Registrant
David G. Mazzella, President and CEO
Dated: March 13, 2006
Ronald C. Lundy, Treasurer, Principal Accounting Officer
Dated: March 13, 2006
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

Signature	Capacity	Date

/s/ David G. Mazzella	Chairman of the Board, Director	March 13, 2006

David G. Mazzella

/s/ John E. Gould	Director	March 13, 2006

John E. Gould

/s/ William J. Reilly	Director	March 13, 2006

William J. Reilly

/s/ James R. Scielzo	Director	March 13, 2006

James R. Scielzo

/s/ Charles A. Constantino	Director	March 13, 2006

Charles A. Constantino

/s/ Andrew W. Moylan	Director	March 13, 2006

Andrew W. Moylan