Form 10-Q
period 2006-03-31
VERAMARK TECHNOLOGIES INC
filed 2006-05-15
CIK 747605

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
Quarterly Report Under Section 13 or 15 (d)
of the Securities Exchange Act of 1934
For Quarter Ended March 31, 2006
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
YES ☐ NO ☑
The number of shares of Common Stock, $.10 par value, outstanding as of March 31, 2006 was 8,839,365.

INDEX

Page
PART I FINANCIAL INFORMATION

Item 1 Financial Statements

Condensed Balance Sheets - March 31, 2006 (Unaudited) and December 31, 2005	3 - 4

Condensed Statements of Operations (Unaudited) Three Months Ended March 31, 2006 and 2005	5

Condensed Statements of Cash Flows (Unaudited) Three Months Ended March 31, 2006 and 2005	6 - 7

Notes To Condensed Financial Statements (Unaudited)	8 - 12

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	12 - 20

Item 3 Quantative and Qualitative Disclosures About Market Risk	20

Item 4 Controls and Procedures	20

PART II OTHER INFORMATION

Item 5 Certification of Chief Executive Officer and Chief Accounting Officer	21

Item 6 Exhibits	21

Officers’ Certifications and Signatures	22 - 26

VERAMARK TECHNOLOGIES, INC.
CONDENSED BALANCE SHEETS

	(Unaudited)
	March 31,	December 31,
	2006	2005
ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$824,171	$911,310
Investments	611,459	600,324
Accounts receivable, trade (net of allowance for doubtful accounts of $43,000 and $32,000, respectively)	1,581,928	1,522,190
Inventories, net	57,176	31,724
Prepaid expenses and other current assets	205,735	161,127

Total Current Assets	3,280,469	3,226,675

PROPERTY AND EQUIPMENT

Cost	5,835,171	5,796,427
Less accumulated depreciation	(5,078,552)	(5,025,761)

Property and Equipment (Net)	756,619	770,666

OTHER ASSETS:

Software development costs (net of accumulated amortization of $2,622,409 and $2,373,896, respectively)	2,951,222	2,826,644
Pension assets	2,525,459	2,501,636
Deposits and other assets	797,745	797,745

Total Other Assets	6,274,426	6,126,025

TOTAL ASSETS	$10,311,514	$10,123,366

     The accompanying notes are an integral part of these financial statements.

VERAMARK TECHNOLOGIES, INC.
CONDENSED BALANCE SHEETS

	(Unaudited)
	March 31,	December 31,
	2006	2005
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$224,048	$275,756
Accrued compensation and related taxes	428,314	565,096
Deferred revenue	3,230,144	2,936,466
Other accrued liabilities	143,593	135,430

Total Current Liabilities	4,026,099	3,912,748

Pension obligation	4,547,770	4,424,304

Total Liabilities	8,573,869	8,337,052

STOCKHOLDERS’ EQUITY:
Common Stock, par value $.10; shares authorized, 40,000,000; shares issued and outstanding 8,919,590 and 8,917,840	891,959	891,784
Additional paid-in capital	21,696,910	21,686,152
Accumulated deficit	(20,470,872)	(20,413,395)
Treasury stock (80,225 shares, at cost)	(385,757)	(385,757)
Accumulated other comprehensive income	5,405	7,530

Total Stockholders’ Equity	1,737,645	1,786,314

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,311,514	$10,123,366

     The accompanying notes are an integral part of these financial statements.

VERAMARK TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
	March 31,
	2006	2005
NET SALES
Product sales	$739,644	$954,583
Service sales	1,704,552	1,671,789

Total Net Sales	2,444,196	2,626,372

COSTS AND OPERATING EXPENSES:
Cost of sales	524,339	440,051
Engineering and software development	152,709	301,792
Selling, general and administrative	1,832,639	1,971,107

Total Costs and Operating Expenses	2,509,687	2,712,950

LOSS FROM OPERATIONS	(65,491)	(86,578)

NET INTEREST INCOME	8,014	1,292

LOSS BEFORE INCOME TAXES	(57,477)	(85,286)

INCOME TAXES	—	—

NET LOSS	$(57,477)	$(85,286)

NET LOSS PER SHARE
Basic	$(0.01)	$(0.01)

Diluted	$(0.01)	$(0.01)

     The accompanying notes are an integral part of these financial statements.

VERAMARK TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2006	2005
OPERATING ACTIVITIES:
Net loss	$(57,477)	$(85,286)
Adjustments to reconcile net loss to net cash flows provided by operating activities
Depreciation and amortization	315,707	269,018
Expense (recovery) of bad debts	11,000	(5,512)
Compensation expense-stock options (net of forfeitures)	10,000	4,043
Increase in cash surrender value of company-owned life insurance policies	(23,823)	(23,822)
Realized gain (loss) on sale of investments	(2,125)	1,537

Changes in assets and liabilities
Accounts receivable	(70,738)	(68,443)
Inventories	(25,452)	(5,668)
Prepaid expenses and other current assets	(44,608)	(35,658)
Accounts payable	(51,708)	(20,004)
Accrued compensation and related taxes	(136,782)	(110,055)
Deferred revenue	293,678	104,471
Other accrued liabilities	8,163	(16,647)
Pension obligation	123,466	160,969

Net cash flows provided by operating activities	349,301	168,943

INVESTING ACTIVITIES:
Purchase of investments	(11,135)	(6,123)
Capitalized software development costs	(373,091)	(280,454)
Additions to property and equipment	(53,147)	(24,589)

Net cash flows used by investing activities:	(437,373)	(311,166)

FINANCING ACTIVITY:
Exercise of stock options	933	11,105

Net cash flows provided by financing activities	933	11,105

NET DECREASE IN CASH AND CASH EQUIVALENTS	(87,139)	(131,118)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	911,310	722,020

CASH AND CASH EQUIVALENTS, END OF PERIOD	$824,171	$590,902

	Three Months Ended
	March 31,
	2006	2005
SUPPLEMENTAL CASH FLOW INFORMATION
Cash Transactions:
Income taxes paid (received), net	$500	$(3,000)
Interest paid	$83	$—
The accompanying notes are an integral part of these financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(1)	GENERAL
     The accompanying unaudited financial statements include all adjustments of a normal and recurring nature which, in the opinion of Company’s management, are necessary to present fairly the Company’s financial position as of March 31, 2006, the results of its operations for the three months ended March 31, 2006 and 2005, and cash flows for the three months ended March 31, 2006 and 2005.
     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed financial statements should be read in conjunction with the financial statements and related notes contained in the Company’s annual report on Form 10-K to the Securities and Exchange Commission for the year ended December 31, 2005.
     The results of operations and cash flows for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year’s operation.
(2) PROPERTY AND EQUIPMENT
     The major classifications of property and equipment at March 31, 2006, and December 31, 2005 were:

	March 31,	December 31,
	2006	2005
Machinery and equipment	$795,606	$794,314
Computer hardware and software	2,004,565	1,991,877
Furniture and fixtures	1,652,441	1,627,677
Leasehold improvements	1,382,559	1,382,559

	$5,835,171	$5,796,427

For the quarter ended March 31, 2006, the Company recorded depreciation expense of $67,194. Depreciation expense for the quarter ended March 31, 2005 was $67,755.
(3)	STOCK-BASED COMPENSATION

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the financial statements based on their fair values. That expense will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). We adopted SFAS No. 123R effective beginning January 1, 2006, using the Modified Prospective Application. SFAS No. 123R applies to the new awards modified, repurchased or cancelled after the effective date. The impact of adopting SFAS No. 123R was an increase of $10,000 to operating expenses for three months ended March 31, 2006.

For the three months ended March 31, 2005, the following table includes disclosures required by SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” and illustrates the effect on net earnings and net earnings per share as if we had applied the fair value recognition provisions of SFAS No. 123:

		Three Months Ended
		March 31,
		2005

Net loss	As reported	$(85,286)
Add: total stock-based compensation expense included in net income, net of forfeitures and related tax effects		4,044
Deduct: total stock-based compensation expense determined under fair value, net of forfeitures and related tax effects		(35,546)

	Pro forma	$(116,788)

Net loss per common share	As reported
	Basic	$(0.01)

	Diluted	$(0.01)

	Pro forma
	Basic	$(0.01)

	Diluted	$(0.01)

     Currently, the Company’s primary type of share-based compensation consists of stock options, generally vesting over four years. For the quarters ended March 31, 2006 and 2005, the company did not issue any stock options.
     A summary of the status of the Company’s stock option plan as of March 31, 2006 is presented below:

		Weighted	Weighted
		Average	Average	Remaining
		Exercise	Grant-Date	Contractual	Intrinsic
	Shares	Price	Fair Value	Term (Yrs)	Value
Outstanding as of December 31, 2005	2,865,028	$2.37	$1.93	4.3	$1,198,974
Granted	—	—			—
Exercised	(1,750)	0.53			(170)
Canceled	(5,100)	2.76			(2,489)

Outstanding as of March 31, 2006	2,858,178	$2.37	$1.93	4.1	$1,196,315

Options exercisable at March 31, 2006	2,718,453	$2.46	$2.00	3.9	$1,181,442

As of March 31, 2006, there was $53,900 of total unrecognized compensation cost related to non-vested share-based compensation arrangements related to stock options granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.1 years.
(4)	TOTAL COMPREHENSIVE INCOME (LOSS)
     Total comprehensive loss for the first quarter of 2006 and 2005 was as follows:

	Three Months Ended March 31,
	2006	2005

Net loss	$(57,477)	$(85,286)
Accumulated other comprehensive income (loss)	(2,125)	1,537

Total comprehensive loss	$(59,602)	$(83,749)

(5)	NET INCOME (LOSS) PER SHARE (EPS)

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

Calculations of Earnings (Loss) Per Share

	Three Months Ended
	March 31,
	2006	2005
Basic

Net loss	$(57,477)	$(85,286)

Weighted average common shares outstanding	8,838,373	8,673,998

Net loss per common share	$(0.01)	$(0.01)

Diluted

Net loss	$(57,477)	$(85,286)

Weighted average common shares outstanding	8,838,373	8,673,998

Additional dilutive effect of stock options and warrants after application of treasury stock method	—	—

Weighted average dilutive shares outstanding	8,838,373	8,673,998

Net loss per common share assuming full obligation	$(0.01)	$(0.01)

There were no dilutive effects of stock options in 2006 or 2005, as the effect would be anti-dilutive due to the net losses incurred.
(6)	INDEMNIFICATION OF CUSTOMERS

Our agreements with customers generally require us to indemnify the customer against claims that our software infringes third party patent, copyright, trademark or other proprietary rights. Such indemnification obligations are generally limited in a variety of industry-standard respects, including our right to replace an infringing product. As of March 31, 2006 we had not experienced any material losses related to these indemnification obligations and no material claims with respect thereto were outstanding. We do not expect significant claims related to these indemnification obligations, and consequently, we have not established any related reserves.
(7)	BENEFIT PLANS

The Company sponsors an employee incentive savings plan under Section 401(k) for all eligible employees. The Company’s contributions to the plan are discretionary. There were no contributions to the plan for the three months ended March 31, 2006 and 2005.

The Company also sponsors an unfunded Supplemental Executive Retirement Program (“SERP”), which is a non-qualified plan that provides certain key employees defined pension benefits. Periodic pension expense for the three months ended March 31, 2006 and 2005 consists of the following:

	Three Months Ended March 31,
	2006	2005
Current Service Cost	$69,503	$114,248
Amortization of Prior Service Cost	22,123	22,650
Interest Cost	73,374	65,605

Pension Expense	$165,000	$202,503

The Company paid pension obligations of $41,534 for both the three months ended March 31, 2006 and 2005.
The discount rate used in determining the actuarial present value of the projected benefit obligation was 6% for the three months ended March 31, 2006 and 2005.
The Company maintains life insurance covering certain key employees under its Supplemental Executive Retirement Program with the Company named as beneficiary. The Company intends to use the death benefits of these policies, as well as loans against the accumulating cash surrender value of the policies, to fund future pension obligations. The total death benefit associated with these policies is $10.2 million, with an associated accumulated cash surrender value of approximately $2,525,000 at March 31, 2006. The accumulated cash surrender values of these policies at December 31, 2005 was approximately $2,502,000.
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
Overview
Sales for Veramark’s first quarter ended March 31, 2006 were $2,444,000 which compared with sales of $2,626,000 for the first quarter ended March 31, 2005. The net loss of $57,000, or $0.01 per share, incurred for the quarter ended March 31, 2006 represents a slight improvement from the loss of $85,000, also $0.01 per share, for the same quarter of 2005.

Significant progress was made in terms of filling key sales and marketing positions. During the first quarter we added four new employees to our sales team, two of whom will be focused on channel sales of telemanagement products, primarily eCAS, and two chartered with increasing direct sales of VeraSMART. In addition, our marketing capabilities have been strengthened with the addition of a Director of Business Development and Marketing, and a Director of International Business Development. We will continue our efforts to recruit additional sales and marketing personnel during the remainder of 2006.
Orders booked for the quarter ended March 31, 2006 were $2,643,000, an increase of 14% from orders booked of $2,319,000 for the first quarter of 2005. We are pleased with that increase as the first quarter has traditionally been the weakest quarter in terms of orders for the Company.
For the first quarter of 2006 we did experience a net cash and investment outflow of $76,000. The decrease was primarily the result of a $60,000 increase in accounts receivable combined with an $188,000 decrease in accounts payable and accrued compensation from December 31, 2005 balances.
Sales
For the quarter ended March 31, 2006 sales of VeraSMART, the Company’s enterprise level product increased 20% from sales achieved for the first quarter of 2005. New VeraSMART customers included the Federal Emergency and Management Agency (FEMA), Hearst Corporation, KPMG Peat Marwick LLP, ING Reliastar, and Comcast Cable Communications.
Sales revenues generated from existing maintenance contracts for Quantum, VeraSMART’s predecessor product, declined 17% for the first quarter of 2006 from the prior year. This decrease was anticipated as we continue to phase out support for the discontinued Quantum product line, and encourage the transition of existing Quantum customers to the VeraSMART platform.
Sales of eCAS, our core telemangement product which is sold primarily on a direct basis to Avaya, Inc. or through Avaya’s master distribution channels, declined 29% for the first quarter of 2006 as compared with the first quarter of 2005. We feel that the decreased sales activity in this heavily competitive market segment can be addressed by strengthening our sales and marketing resources from the level that existed during the fourth quarter of 2005 and continuing into the earlier stages of the first quarter of 2006. Subsequent to the end of the first quarter we announced the renewal of our OEM Resellers Agreement with Avaya. Pursuant to the agreement Veramark and Avaya will continue their long established relationship of providing Avaya customers with Veramark’s eCAS call accounting software under the Avaya brand name.
Sales derived from the Company’s Outsourced Solution Group decreased 3% in the first quarter of 2006 from the same quarter of 2005, though increased 6% from the fourth quarter of 2005. The comparison to last years first quarter is inclusive of the loss of a major client at the end of the first quarter of 2005 as a result of a merger/consolidation. Major clients currently served by Veramark’s Outsourced Solutions Group include St.Paul /Travelers Insurance, Sony Corporation, Bank of America/Fleet Bank, and a division of Lockheed Martin.
Cost of Sales
For the quarter ended March 31, 2006 gross margin (defined as sales minus cost of sales) was $1,920,000, or 79% of sales. This compares with a gross margin of $2,186,000, or 83% of sales for the quarter ended March 31, 2005. The reduction in gross margin results from a combination of the lower sales volume in the first quarter of 2006 as compared with the prior year, and an increase in amortization and direct overhead costs charged to cost of sales for those respective periods.
Operating Expenses
Engineering and software development expenses, net of the capitalization of development costs, decreased 49% from $302,000 for first quarter of 2005 to $153,000 for the first quarter of 2006. The below table summarizes for the three months ended March 31, 2006 and 2005 gross engineering costs, development costs capitalized, costs amortized, and the resulting impact on the Company’s Statements of Operations for those respective periods.

	Three Months Ended
	March 31,
	2006	2005
Gross expenditures for engineering and software development	$526,000	$582,000

Less: Software development costs capitalized	(373,000)	(280,000)

Net expenses for engineering and software development included in the Company’s statement of operations	153,000	302,000

Plus: Software development costs amortized and charged to cost of sales	249,000	201,000

Total Expense Recognized	$402,000	$503,000

Engineering and software development efforts throughout the first quarter of 2006 continued to be focused on further expansion of the VeraSMART product, and the continued strengthening of eCAS functionality. In early March of this year we announced the general availability of Release 4.0 of eCAS. This latest release of eCAS includes expanded reporting and graphics packages, improved alerting, more robust data import functionality, and greater auditing capabilities. Development also continues on the next release of VeraSMART which will be a fully integrated Assets/Inventory module, currently scheduled for a fourth quarter 2006 release.
Selling, general and administrative expenses of $1,833,000 for the quarter ended March 31, 2006 decreased 7% or $138,000 from expenses of $1,971,000 for the quarter ended March 31, 2005. Expenses for 2006 versus 2005 declined in all functional areas encompassing Marketing ($60,000), Sales ($26,000), Support and Service ($19,000) and Administration ($34,000). Significant expense reductions were realized in legal and professional costs, trade show expenses incurred and facility costs. It is expected that selling, general, and administrative costs will increase throughout the balance of 2006 due to the additional staffing added during the first quarter of the year, and the anticipated hiring of additional staff contemplated for the remainder of 2006.
Liquidity and Capital Resources
Veramark’s total cash and investment position, consisting of cash in the bank and the value of short term investments, was $1,436,000 at March 31, 2006 which compares with $1,512,000 at December 31, 2005 and $978,000 at March 31, 2005. The decrease in the cash and investment balance from December 31, 2005 was attributable to an increase of $60,000 in accounts receivable and a $188,000 reduction in accounts payable and accrued compensation.
As noted above, accounts receivable increased $60,000 during the first quarter from $1,522,000 at December 31, 2005 to $1,582,000 March 31, 2006. The increase in accounts receivable results from a balance due from a single customer that is over 90 days past due. The company does not expect the ultimate collection of this invoice to be problematic and payment is expected in May. Merely as a precaution and acknowledgement of the higher accounts receivable balance we have increased our reserve for bad debts from $32,000 at December 31, 2005 to $43,000 at March 31, 2006.
Inventories increased from $32,000 at December 31, 2005 to $57,000 at March 31, 2006 due to the purchase of pollable storage devices utilized in the collection and storage of customer call records required of larger customer installations with multi-site locations. It is not expected that inventories will increase by a significant amount over the remainder of 2006.
Prepaid expenses and other current asset total $206,000 at December 31, 2006 increased from $161,000 at December 31, 2005. The increase reflects first quarter premium payments associated with the renewal of a series of business insurance policies, the economic benefit of which will extend through December 31, 2006.
Capital equipment additions for the quarter ended March 31, 2006 totaled $53,000. Capital equipment additions for the first quarter of 2005 totaled $25,000. During the quarter we disposed of $14,000 of outdated equipment, all of which had been fully depreciated.
Software development costs capitalized and carried on the Company’s balance sheet at March 31, 2006 are $2,951,000 versus $2,827,000 at December 31, 2005. During the first quarter of 2006 we capitalized $373,000 of software development costs and amortized $249,000 of previously capitalized development costs. All of the development costs capitalized in the first quarter of 2006 relate to additional functionality being applied to the VeraSMART product suite.
Pension assets of $2,525,000 at March 31, 2006 and $2,502,000 at December 31, 2005 consists of the cash surrender values of company owned life insurance policies, the death benefit and accumulated cash surrender values of which are designed to fund future pension obligations. These cash surrender values are also available to fund current operations of the Company in the event that was deemed appropriate. Management has no current plans, nor does it anticipate the need in the near future to access these funds to meet operating requirements.
Current liabilities total $4,026,000 at March 31, 2006 as compared with $3,913,000 at December 31, 2005. While liabilities for accounts payable and accrued compensation were reduced by a combined total of $188,000 during the first quarter, total current liabilities rose as a result of an increase in deferred revenues of $294,000. Deferred revenues represent services for which we have billed customers but for which we have not yet performed the contracted service, and therefore have not recognized the associated revenue. These services typically include maintenance and support contracts, training and installation. The vast majority of the currently deferred revenues will be recognized as revenue over the next twelve months as those services are provided.
Stockholders Equity of $1,738,000 at March 31, 2006 compares with total stockholders equity of $1,786,000 at December 31, 2005, primarily reflecting the net loss incurred for the quarter of $57,000

It is management’s opinion, that given our current cash and investment position, the access to cash surrender values of company-owned insurance policies if necessary and the absence of debt, that the Company has sufficient resources to fully fund operations and support product development schedules for the next twelve month and beyond.
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
SFAS 123(R) was effective for our first quarter of fiscal 2006 and we utilized the modified prospective method. We have selected the Black-Scholes option-pricing model as the most appropriate fair-value method for our awards and will recognize compensation cost on a straight-line basis over our awards’ vesting periods. Although the adoption of SFAS No. 123(R) had no adverse impact on our balance sheet or total cash flows, it is expected to negatively impact our net income and earnings per share for 2006 by approximately $50,000. The actual effects of adopting SFAS No. 123(R) will depend on numerous factors including the amounts of share-based payments granted in the future, our stock price volatility, estimated forfeiture rates and employee stock option exercise behavior.
4)	In December 2004, FASB issued SFAS 153, “Exchanges of Nonmonetary Assets—an amendment to APB Opinion No. 29.” This statement amends APB 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. Adoption of this statement is not expected to have a material impact on our results of operations or financial condition.

5)	In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. These requirements apply to all voluntary changes and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 is effective for fiscal years beginning after December 15, 2005. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2006. Adoption of SFAS 154 is not expected to have a significant impact on the Company’s financial statements.
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
(I) Registrant’s Condensed Financial Statements for the three months ended March 31, 2006 and 2005 are set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
VERAMARK TECHNOLOGIES, INC.
REGISTRANT
Date: May 12, 2006

/s/ David G. Mazzella David G. Mazzella
President and CEO

Date: May 12, 2006

/s/ Ronald C. Lundy Ronald C. Lundy
Treasurer (Chief Accounting Officer)