Form 10-Q
period 2006-06-30
VERAMARK TECHNOLOGIES INC
filed 2006-08-11
CIK 747605

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
Quarterly Report Under Section 13 or 15 (d)
of the Securities Exchange Act of 1934
For Quarter Ended June 30, 2006
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
The number of shares of Common Stock, $.10 par value, outstanding as of June 30, 2006 was 8,847,273.

INDEX

		Page
PART I	FINANCIAL INFORMATION

Item 1	Financial Statements

	Condensed Balance Sheets -
	June 30, 2006 (Unaudited) and December 31, 2005	3 - 4

	Condensed Statements of Operations (Unaudited)
	Three and Six Months Ended June 30, 2006 and 2005	5

	Condensed Statements of Cash Flows (Unaudited)
	Six Months Ended June 30, 2006 and 2005	6 - 7

	Notes To Condensed Financial Statements (Unaudited)	8 - 12

Item 2	Management's Discussion and Analysis of
	Financial Condition and Results of Operations	12 - 20

Item 3	Quantative and Qualitative Disclosures About Market Risk	20

Item 4	Controls and Procedures	20 - 21

PART II	OTHER INFORMATION

Item 4	Submission of Matters to a Vote of Security Holders	21

Item 5	Certification of Chief Executive Officer and Chief Accounting Officer	21

Item 6	Exhibits	22

	Officers' Certifications and Signatures	23 - 27
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I — FINANCIAL INFORMATION
VERAMARK TECHNOLOGIES, INC.
CONDENSED BALANCE SHEETS

	(Unaudited)
	June 30,	December 31,
	2006	2005

ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$921,653	$911,310
Investments	709,949	600,324
Accounts receivable, trade (net of allowance for doubtful accounts of $30,000 and $32,000, respectively)	1,177,590	1,522,190
Inventories, net	49,869	31,724
Prepaid expenses and other current assets	231,623	161,127

Total Current Assets	3,090,684	3,226,675

PROPERTY AND EQUIPMENT

Cost	5,844,023	5,796,427
Less accumulated depreciation	(5,129,050)	(5,025,761)

Property and Equipment (Net)	714,973	770,666

OTHER ASSETS:

Software development costs (net of accumulated amortization of $2,870,922 and $2,373,896, respectively)	3,019,105	2,826,644
Pension assets	2,574,082	2,501,636
Deposits and other assets	789,534	797,745

Total Other Assets	6,382,721	6,126,025

TOTAL ASSETS	$10,188,378	$10,123,366

The accompanying notes are an integral part of these financial statements.

VERAMARK TECHNOLOGIES, INC.
CONDENSED BALANCE SHEETS

	(Unaudited)
	June 30,	December 31,
	2006	2005

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$187,370	$275,756
Accrued compensation and related taxes	544,598	565,096
Deferred revenue	3,113,083	2,936,466
Other accrued liabilities	132,324	135,430

Total Current Liabilities	3,977,375	3,912,748

Pension obligation	4,671,237	4,424,304

Total Liabilities	8,648,612	8,337,052

STOCKHOLDERS’ EQUITY:
Common Stock, par value $.10; shares authorized, 40,000,000; shares issued and outstanding 8,927,498 and 8,917,840	892,750	891,784
Additional paid-in capital	21,709,524	21,686,152
Accumulated deficit	(20,677,924)	(20,413,395)
Treasury stock (80,225 shares, at cost)	(385,757)	(385,757)
Accumulated other comprehensive income	1,173	7,530

Total Stockholders’ Equity	1,539,766	1,786,314

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,188,378	$10,123,366

The accompanying notes are an integral part of these financial statements.

VERAMARK TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

NET SALES
Product sales	$829,043	$880,053	$1,568,687	$1,834,636
Service sales	1,777,238	1,781,303	3,481,790	3,453,092

Total Net Sales	2,606,281	2,661,356	5,050,477	5,287,728

COSTS AND OPERATING EXPENSES:
Cost of sales	574,093	439,884	1,098,432	879,935
Engineering and software development	198,301	178,995	351,010	480,787
Selling, general and administrative	2,048,755	1,797,889	3,881,394	3,768,996

Total Costs and Operating Expenses	2,821,149	2,416,768	5,330,836	5,129,718

INCOME (LOSS) FROM OPERATIONS	(214,868)	244,588	(280,359)	158,010

INTEREST INCOME	7,816	5,135	15,830	6,427

INCOME (LOSS) BEFORE INCOME TAXES	(207,052)	249,723	(264,529)	164,437

INCOME TAXES	—	—	—	—

NET INCOME (LOSS)	$(207,052)	$249,723	$(264,529)	$164,437

NET INCOME (LOSS) PER SHARE
Basic	$(0.02)	$0.03	$(0.03)	$0.02

Diluted	$(0.02)	$0.03	$(0.03)	$0.02

The accompanying notes are an integral part of these financial statements.

VERAMARK TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	June 30,
	2006	2005

OPERATING ACTIVITIES:
Net Income (loss)	$(264,529)	$164,437
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Depreciation and amortization	630,749	537,725
Expense (recovery) of bad debts	(1,506)	(5,776)
Compensation expense-stock options (net of forfeitures)	18,700	(98,039)
Increase in cash surrender value of company-owned life insurance policies	(72,446)	(70,985)
Realized (gain) loss on sale of investments	(1,356)	1,191

Changes in assets and liabilities
Accounts receivable	346,106	(101,402)
Inventories	(18,145)	(9,985)
Prepaid expenses and other current assets	(70,496)	(26,480)
Deposits and other assets	8,211	—
Accounts payable	(88,386)	(63,537)
Accrued compensation and related taxes	(20,498)	(108,573)
Deferred revenue	176,617	100,621
Other accrued liabilities	(3,106)	(9,695)
Pension obligation	246,933	321,935

Net cash flows provided by operating activities:	886,848	631,437

INVESTING ACTIVITIES:
Purchase of investments	(114,626)	(5,963)
Capitalized software development costs	(689,486)	(656,619)
Additions to property and equipment	(78,031)	(49,417)

Net cash flows used by investing activities:	(882,143)	(711,999)

FINANCING ACTIVITY:
Exercise of stock options	932	47,461
Proceeds from employee stock purchase plan	4,706	—

Net cash flows provided by financing activities:	5,638	47,461

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	10,343	(33,101)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	911,310	722,020

CASH AND CASH EQUIVALENTS, END OF PERIOD	$921,653	$688,919

	Six Months Ended
	June 30,
	2006	2005

SUPPLEMENTAL CASH FLOW INFORMATION
Cash Transactions:
Income taxes paid (received), net	$4,500	$(3,000)
Interest paid	$144	$9
The accompanying notes are an integral part of these financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(1) GENERAL
     The accompanying unaudited financial statements include all adjustments of a normal and recurring nature which, in the opinion of Company’s management, are necessary to present fairly the Company’s financial position as of June 30, 2006, the results of its operations for the three and six months ended June 30, 2006 and 2005, and cash flows for the six months ended June 30, 2006 and 2005.
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
     The results of operations and cash flows for the three and six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year’s operation.
(2) PROPERTY AND EQUIPMENT
     The major classifications of property and equipment at June 30, 2006, and December 31, 2005 were:

	June 30,	December 31,
	2006	2005
Machinery and equipment	$798,603	$794,314
Computer hardware and software	1,998,912	1,991,877
Furniture and fixtures	1,663,949	1,627,677
Leasehold improvements	1,382,559	1,382,559

	$5,844,023	$5,796,427

For the three and six months ended June 30, 2006, the Company recorded depreciation expense of $66,530 and $133,724. Depreciation expense for the three and six months ended June 30, 2005 were $67,444 and $135,199.
(3) STOCK-BASED COMPENSATION
In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the financial statements based on their fair values. That expense will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). We adopted SFAS No. 123R effective beginning January 1, 2006, using the Modified Prospective Application. SFAS No. 123R applies to the new awards modified, repurchased or cancelled after the effective date. The impact of adopting SFAS No. 123R was an increase of $18,700 to operating expenses for the six months ended June 30, 2006.

For the three and six months ended June 2005, the following table includes disclosures required by SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” and illustrates the effect on net earnings and net earnings per share as if we had applied the fair value recognition provisions of SFAS No. 123:

		Three Months Ended	Six Months Ended
		June 30, 2005	June 30, 2005
Net Income	As reported	$249,723	$164,437

Add: total stock-based compensation expense included in net income, net of forfeitures and tax effects		(102,082)	(98,039)

Deduct: total stock-based compensation expense determined under fair value, net of forfeitures and related tax effects		(460)	(36,006)

	Pro forma	$147,181	$30,392

Net loss per common share	As reported
	Basic	$0.03	$0.02

	Diluted	$0.03	$0.02

	Pro forma
	Basic	$0.02	$0.00

	Diluted	$0.02	$0.00

     Currently, the Company’s primary type of share-based compensation consists of stock options, generally vesting over four years. For the six months ended June 30, 2006 and 2005, the company did not issue any stock options.
     A summary of the status of the Company’s stock option plan as of June 30, 2006 is presented below:

		Weighted	Weighted
		Average	Average	Remaining
		Exercise	Grant-Date	Contractual	Intrinsic
	Shares	Price	Fair Value	Term (Yrs)	Value
Outstanding as of December 31, 2005	2,865,028	$2.37	$1.93	4.3	$1,198,974
Granted	—	—	—	—	—
Exercised	(1,750)	0.53	—	—	(170)
Canceled	(102,400)	2.45			(44,175)

Outstanding as of June 30, 2006	2,760,878	$2.37	$1.93	3.8	$1,154,629

Options exercisable at June 30, 2006	2,689,903	$2.41	$1.96	3.7	$1,145,555

As of June 30, 2006, there was $28,702 of total unrecognized compensation cost related to non-vested share-based compensation arrangements related to stock options granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.0 years.
(4) TOTAL COMPREHENSIVE INCOME (LOSS)
     Total comprehensive loss for the three and six months ended June 30, 2006 and 2005 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net Income (loss)	$(207,052)	$249,723	$(264,529)	$164,437
Accumulated other comprehensive income (loss)	(4,232)	3,835	(6,357)	5,372

Total comprehensive Income (loss)	$(211,284)	$253,558	$270,886	$169,809

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

Calculations of Earnings (Loss) Per Share

	Three Months Ended		Six Months Ended
	June 30,		June 30
	2006	2005	2006	2005
Basic
Net Income (loss)	$(207,052)	$249,723	$(264,529)	$164,437

Weighted average common shares outstanding	8,839,452	8,731,852	8,838,913	8,702,925

Net Income (loss) per common share	$(0.02)	$0.03	$(0.03)	$0.02

Diluted
Net Income (loss)	$(207,052)	$249,723	$(264,529)	$164,437

Weighted average common shares outstanding	8,839,452	8,731,852	8,838,913	8,702,925
Additional dilutive effect of stock options and warrants after application of treasury stock method	—	635,728	—	758,647

Weighted average dilutive shares outstanding	8,839,452	9,367,580	8,838,913	9,461,572

Net Income (loss) per common share assuming full dilution	$(0.02)	$0.03	$(0.03)	$0.02

There were no dilutive effects of stock options in 2006 as the effect would have been anti-dilutive due to the net losses incurred.
(6) INDEMNIFICATION OF CUSTOMERS
Our agreements with customers generally require us to indemnify the customer against claims that our software infringes third party patent, copyright, trademark or other proprietary rights. Such indemnification obligations are generally limited in a variety of industry-standard respects, including our right to replace an infringing product. As of June 30, 2006 we had not experienced any material losses related to these indemnification obligations and no material claims with respect thereto were outstanding. We do not expect significant claims related to these indemnification obligations, and consequently, we have not established any related reserves.
(7) BENEFIT PLANS
The Company sponsors an employee incentive savings plan under Section 401(k) for all eligible employees. The Company’s contributions to the plan are discretionary. There were no contributions to the plan for the six months ended June 30, 2006 and 2005.
The Company also sponsors an unfunded Supplemental Executive Retirement Program (“SERP”), which is a non-qualified plan that provides certain key employees defined pension benefits. Periodic pension expense for the three months ended June 30, 2006 and 2005 consists of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Current Service Cost	$69,503	$114,244	$139,006	$228,492
Amortization of Prior Service Cost	22,123	22,650	44,246	45,300
Interest Cost	73,374	65,605	146,748	131,210

Pension Expense	$165,000	$202,499	$330,000	$405,002

The Company paid pension obligations of $83,067 for both the six months ended June 30, 2006 and 2005.
The discount rate used in determining the actuarial present value of the projected benefit obligation was 6% for the six months ended June 30, 2006 and 2005.
The Company maintains life insurance covering certain key employees under its Supplemental Executive Retirement Program with the Company named as beneficiary. The Company intends to use the death benefits of these policies, as well as loans against the accumulating cash surrender value of the policies, to fund future pension obligations. The total death benefit associated with these policies is $10.2 million, with an associated accumulated cash surrender value of approximately $2,574,000 at June 30, 2006. The accumulated cash surrender values of these policies at December 31, 2005 was approximately $2,502,000.
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
Overview
 For the three month ended June 30, 2006 sales of $2,606,000 compared with sales of $2,661,000 for the three months ended June 30, 2005. For the six months ended June 30, 2006 sales of $5,050,000 compared with sales of $5,288,000 for the first six months of 2005. The company’s net loss for the three months ended June 30, 2006 was $207,000, or $0.02 per share. For the three months ended June 30, 2005 we had reported a net income of

$250,000, or $0.03 per diluted share. For the first six months of 2006 the net loss incurred of $265,000, or $0.03 per share, compares with a net income of $164,000, or $0.02 per diluted share for the same six months of 2005. Despite slightly lower sales and the net loss incurred for the six months ended June 30, 2006 we continue to move forward with adding to our sales and marketing capabilities, a process we feel essential to improving future sales levels. Since March of this year we have added eight new people to our Sales and Marketing team, including a Director of Business Marketing and a Director of International Business Development. We will continue to actively recruit additional sales people as we move into the third quarter.
Orders booked for the three months ended June 30, 2006 were $2,625,000 bringing total orders for the first six months of 2006 to $5,268,000, an increase of 5% from orders of $5,043,000 for the first six months of 2005. Most encouraging were the increases in order rates for our three major product and service categories. For the first six months of 2006 as compared with the first six months of 2005 eCAS orders increased 9%, VeraSMART orders increased 35% and orders generated from our Outsourced Solutions Group increased 28%. Offsetting these increases however, was a 40% reduction in orders for Quantum maintenance and support contracts for the first six months of 2006 versus 2005. New sales of Quantum, VeraSMART’s predecessor product in the enterprise level space, were discontinued in April 2003 coinciding with the initial release of the VeraSMART platform. We have continued to offer maintenance and support services to Quantum customers since that date, but those services are now in the process of being phased out. No further support for the Quantum Series will be offered beyond December 31, 2007.
Sales
Sales of eCAS licenses and services which had been less than anticipated for the first quarter of 2006 increased 14% for the three months ended June 30, 2006 from the same three months of 2005. For the six months ended June 30, 2006 sales of eCAS licenses and services are 1% higher than for the first six months of 2005. The higher eCAS sales are attributable to an increase in direct sales to Avaya, Inc. which increased 31% and 2% respectively, for the three and six months ended June 30, 2006 as compared with the same three and six month periods of 2005.
Sales of VeraSMART, our enterprise level product decreased 1% for the three months ended June 30, 2006 from the same quarter of 2005. However, sales of VeraSMART have increased 10% for the six months ended June 30, 2006 from the same six months of 2005. During the second quarter Veramark received an order valued in excess of $120,000 from a leading provider of healthcare products and services to deploy the VeraSMART solution for 20,000 extensions at twenty-three sites on voice networks comprising both VoIP and traditional telephone switches. Installation of this order was completed in July 2006, therefore the licensing and installation revenue will be recognized during the third quarter of this year. Overall quote activity for VeraSMART has been strong and several potential contracts are currently in the active negotiation stage.
Revenues generated from our Outsourced Solutions Group increased 8% for the three months ended June 30, 2006 and 2% for the six months ended June 30, 2006 from the same periods a year ago. During the second quarter we added Coca-Cola Bottling to our list of outsourced solutions customers. Coca-Cola Bottling joins clients such as Sony Corporation of America, Lockheed Martin St Paul/Travelers Insurance, Cincinnati Bell, and Tech Data Corporation as Veramark customers. Veramark’s ASP (Application Service Provider) model allows our customers easy web access to the full functionality of the VeraSMART suite of applications including Call Accounting, Allocation, Invoice Management, Online Directory and Work Order: without the need to install, host, and maintain a premise based solution. Coca- Cola Bottling will utilize our services primarily for security reporting at seven sites. The initial term of the contract is three years, with implementation expected to take place in the third quarter.
Cost of Sales
 Gross margins (sales minus cost of sales) of $2,032,000 and $3,952,000 the three and six months ended June 30, 2006 represented 78% of sales. For the three and six months ended June 30, 2005 gross margins were $2,222,000 and $4,408,000, or 83% of sales for both periods. The lower margins result from an increase in direct product costs, in addition to higher amortization costs associated with previously capitalized software development efforts. Amortization costs charged to cost of sales will decrease in the fourth quarter of this year at which time the development costs of the eCAS product line will have been fully amortized.
Operating Expenses
Engineering and Software Development expenses, net of the effects of capitalization, totaled $198,000 for the three months ended June 30, 2006, an increase of 11% from the net engineering and software development expenses of $179,000 for the three months ended June 30, 2005. For the six months ended June 30, 2006, net engineering and software development expenses of $351,000 were 27% lower than the net expenses of $481,000 incurred for the first six months of 2005. The chart below summarizes gross engineering and software development expenses, developments costs capitalized, and the resulting net expense recognized in the Statements of Operations for the three and six months ended June 30, 2006 and 2005.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Gross expenditures for engineering & software development	$514,000	$555,000	$1,040,000	$1,137,000
Less: Software development costs capitalized	(316,000)	(376,000)	(689,000)	(656,000)

Net expense for engineering and software	$198,000	$179,000	$351,000	$481,000

Amortization costs associated with previously capitalized software efforts totaled $249,000 and $497,000 for the three and six months ended June 30, 2006 as compared with $201,000 and $403,000 for the three and six months ended June 30, 2005.
Current development efforts continue on the next release of VeraSMART which will be a fully integrated Assets and Inventory module scheduled for a fourth quarter 2006 release.
Selling, general and administrative (SG&A) expenses increased for both the three and six months ended June 30, 2006, a direct result of the bolstering of our sales and marketing functions as noted in the overview section above. For the three months ended June 30, 2006 SG&A expense of $2,049,000 increased 14% from expenses of $1,798,000 for the three months ended June 30, 2005. SG&A expenses of $3,881,000 for the six months ended June 30, 2006 increased 3% from expenses of $3,769,000 for the same period of 2005. The higher spending levels will continue for the balance of 2006 due to the additional salary, benefit, and travel expenses associated with the additional staff members.

Liquidity and Capital Resources
For the three months ended June 30, 2006 we generated a positive cash flow of $195,000. Total cash, consisting of cash in the bank and the value of short term investments totaled $1,631,000 at June 30, 2006, up from $1,436,000 at March 31, 2006 and $1,512,000 at December 31, 2005. The increased second quarter cash flows reflect a $404,000 reduction in accounts receivable from the March 31, 2006 balance.
Accounts receivable were reduced from $1,582,000 at March 31, 2006 to $1,178,000 at June 30, 2006, a reduction of 26%. As a result, the reserve for bad debts was has been reduced to $30,000 as compared to $43,000 at March 31 2006 and $32,000 at December 31, 2005.
Inventories of $50,000 at June 30, 2006 have increased from $32,000 at December 31, 2005. The Company maintains a stock of pollable storage devices utilized in multi-site applications to collect and store customer call records. These units are generally ordered as required, though a small stocking level is maintained. Though inventory balance will fluctuate from quarter to quarter, no significant long term inventory investment is required.
Prepaid expenses have increased from $161,000 at December 31, 2005 to $232,000 at June 30, 2006. The increase reflects primarily business insurance renewals during the first half of 2006, the economic benefit of which will extend through December 31, 2006.
Spending for capital equipment for the first six months of 2006 totaled $78,000, up from $49,000 for the first six months of 2005. Major 2006 expenditures included an upgrade to our telephone and voicemail systems, and the purchase computer hardware utilized throughout various departments within the company.
During the second quarter of 2006 we capitalized $316,000 of software development costs and amortized $249,000 of development costs capitalized in prior periods. For the first six months of 2006 we have capitalized $689,000 of development efforts versus the amortization of $497,000. Total cost capitalized and carried on the Company’s balance sheet total $3,019,000 at June 30, 2006, an increase of 7% from the December 31, 2005 total of $2,827,000.
Pension assets which consist of the cash surrender value of company owned life insurance policies designed to fund future pension obligations total $2,574,000 at June 30, 2006. At December 31, 2005 the cash values of these policies was $2,502,000. The cash values associated with these policies are available to fund current operations if that should become necessary, though management does not envision that need in the near future.
Current liabilities of $3,977,000 at June 30, 2006 have increased $64,000, or 2% from the December 31, 2005 balance of $3,913,000 due to an increase in deferred revenues of $177,000. Deferred revenues consist of services such as training, installation, and maintenance and support contracts for which we have billed customers, but have not yet performed the contracted services, and therefore have not yet recognized the revenue associated with those activities. Essentially all of the currently deferred revenues are expected to be recognized as revenue over the next twelve months. The increase in deferred revenues has been partially offset by reductions in accounts payable and accrued compensation costs at June 30, 2006 versus the balances at December 31, 2005.

Stockholders equity at June 30, 2006 of $1,540,000 decreased from $1,786,000 at December 31, 2005 reflecting the net loss of $265,000 incurred for the first six months of the year. During June employees of the company purchased 7,908 share of company stock through our employee stock purchase plan for a total of $4,700.
It is managements opinion, that in light of our current cash and investment position , the access to the cash surrender values of company —owned insurance policies if required, and the absence of debt, that we have more than sufficient resources to fully fund operations for the next twelve months and beyond.
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
SFAS 123(R) became effective for our fiscal 2006 and we utilized the modified prospective method. We have selected the Black-Scholes option-pricing model as the most appropriate fair-value method for our awards and will recognize compensation cost on a straight-line basis over our awards’ vesting periods. Although the adoption of SFAS No. 123(R) had no adverse impact on our balance sheet or total cash flows, it is expected to negatively impact our net income and earnings per share for 2006 by less than $50,000. The actual effects of adopting SFAS No. 123(R) will depend on numerous factors including the amounts of share-based payments granted in the future, our stock price volatility, estimated forfeiture rates and employee stock option exercise behavior.

4)	In December 2004, FASB issued SFAS 153, “Exchanges of Nonmonetary Assets—an amendment to APB Opinion No. 29.” This statement amends APB 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. Adoption of this statement did not have a material impact on our results of operations or financial condition.

5)	In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. These requirements apply to all voluntary changes and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 is effective for fiscal years beginning after December 15, 2005. Adoption of this statement did not have a material impact on our results of operations or financial condition.
Critical Accounting Policies
     The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported therein. The most significant of these involving difficult or complex judgments in 2006 include:
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
PART II — OTHER INFORMATION
Item 4: Submission of Matters to a Vote of Security Holders
The 2006 Annual Meeting of stockholders was held on May 1, 2006. The following matters were voted upon and received the votes set forth below:
A. Election of Directors. The individuals named below were re-elected to serve as members of the Board of Directors of the Company to serve until the next annual meeting of stockholders and until their successors shall have been elected and qualified:

	Votes Cast
		Withheld
Director	For	Authority
Charles A. Constantino	7,899,551	521,329
John E. Gould	7,892,551	528,329
Andrew W. Moylan	7,883,051	537,829
David G. Mazzella	7,837,827	583,053
William J. Reilly	7,883,051	537,829
B. Ratification of the appointment of independent auditors for the year ending December 31, 2006. At the meeting the following votes and abstentions were cast with respect to the ratification of the appointment of Rotenberg & Co., LLP as independent auditors for the year ending December 31, 2006:

For:	8,127,508
Against:	24,972
Abstain	268,400
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

Item 6: Exhibits and Reports on Form 8-K
     (a) Exhibits required by Item 601 of Regulation S-K
(I) Registrant’s Condensed Financial Statements for the three and six months ended June 30, 2006 and 2005 are set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
VERAMARK TECHNOLOGIES, INC.
REGISTRANT
Date: August 11, 2006
/s/ David G. Mazzella
David G. Mazzella
President and CEO
Date: August 11, 2006
/s/ Ronald C. Lundy
Ronald C. Lundy
Treasurer (Chief Accounting Officer)