Form 10-Q
period 2006-09-30
VERAMARK TECHNOLOGIES INC
filed 2006-11-13
CIK 747605

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
Quarterly Report Under Section 13 or 15 (d)
of the Securities Exchange Act of 1934
For Quarter Ended September 30, 2006
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
YES ☐     NO ☑
The number of shares of Common Stock, $.10 par value, outstanding as of September 30, 2006 was 8,847,273.

PART I — FINANCIAL INFORMATION
VERAMARK TECHNOLOGIES, INC.
CONDENSED BALANCE SHEETS

	(Unaudited)
	September 30,	December 31,
	2006	2005
ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$666,942	$911,310
Investments	834,417	600,324
Accounts receivable, trade (net of allowance for doubtful accounts of $33,000 and $32,000, respectively)	1,300,584	1,522,190
Inventories, net	12,918	31,724
Prepaid expenses and other current assets	259,628	161,127

Total Current Assets	3,074,489	3,226,675

PROPERTY AND EQUIPMENT

Cost	5,841,849	5,796,427
Less accumulated depreciation	(5,172,506)	(5,025,761)

Property and Equipment (Net)	669,343	770,666

OTHER ASSETS:

Software development costs (net of accumulated amortization of $1,055,167 and $2,373,896, respectively)	3,134,800	2,826,644
Pension assets	2,644,712	2,501,636
Deposits and other assets	789,534	797,745

Total Other Assets	6,569,046	6,126,025

TOTAL ASSETS	$10,312,878	$10,123,366

The accompanying notes are an integral part of these financial statements.

VERAMARK TECHNOLOGIES, INC.
CONDENSED BALANCE SHEETS

	(Unaudited)
	September 30,	December 31,
	2006	2005
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$325,251	$275,756
Accrued compensation and related taxes	480,430	565,096
Deferred revenue	3,198,198	2,936,466
Other accrued liabilities	125,161	135,430

Total Current Liabilities	4,129,040	3,912,748

Pension obligation	4,794,704	4,424,304

Total Liabilities	8,923,744	8,337,052

STOCKHOLDERS’ EQUITY:
Common Stock, par value $.10; shares authorized, 40,000,000; shares issued and outstanding 8,927,498 and 8,917,840	892,750	891,784
Additional paid-in capital	21,715,524	21,686,152
Accumulated deficit	(20,850,797)	(20,413,395)
Treasury stock (80,225 shares, at cost)	(385,757)	(385,757)
Accumulated other comprehensive income	17,414	7,530

Total Stockholders’ Equity	1,389,134	1,786,314

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,312,878	$10,123,366

The accompanying notes are an integral part of these financial statements.

VERAMARK TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
NET SALES
Product sales	$876,781	$963,216	$2,445,467	$2,797,851
Service sales	1,712,856	1,705,605	5,194,647	5,158,698

Total Net Sales	2,589,637	2,668,821	7,640,114	7,956,549

COSTS AND OPERATING EXPENSES:
Cost of sales	562,431	454,053	1,660,863	1,333,988
Engineering and software development	185,202	265,597	536,212	746,384
Selling, general and administrative	2,025,219	2,001,741	5,906,613	5,770,737

Total Costs and Operating Expenses	2,772,852	2,721,391	8,103,688	7,851,109

INCOME (LOSS) FROM OPERATIONS	(183,215)	(52,570)	(463,574)	105,440

INTEREST INCOME	10,342	4,163	26,172	10,590

INCOME (LOSS) BEFORE INCOME TAXES	(172,873)	(48,407)	(437,402)	116,030

INCOME TAXES	—	—	—	—

NET INCOME (LOSS)	$(172,873)	$(48,407)	$(437,402)	$116,030

NET INCOME (LOSS) PER SHARE
Basic	$(0.02)	$(0.01)	$(0.05)	$0.01

Diluted	$(0.02)	$(0.01)	$(0.05)	$0.01

The accompanying notes are an integral part of these financial statements.

VERAMARK TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30,
	2006	2005
OPERATING ACTIVITIES:
Net Income (loss)	$(437,402)	$116,030
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Depreciation and amortization	943,810	805,961
Expense (recovery) of bad debts	1,494	(2,776)
Compensation expense-stock options (net of forfeitures)	24,700	(113,545)
Increase in cash surrender value of company-owned life insurance policies	(143,076)	(120,503)
Realized (gain) loss on sale of investments	(2,922)	220

Changes in assets and liabilities
Accounts receivable	220,112	(119,701)
Inventories	18,806	(10,900)
Prepaid expenses and other current assets	(98,501)	(40,735)
Deposits and other assets	8,211	—
Accounts payable	49,495	(88,631)
Accrued compensation and related taxes	(84,666)	(149,763)
Deferred revenue	261,732	400,315
Other accrued liabilities	(10,269)	(69,753)
Pension obligation	370,400	482,901

Net cash flows provided by operating activities:	1,121,924	1,089,120

INVESTING ACTIVITIES:
Purchase of investments	(221,287)	(13,438)
Capitalized software development costs	(1,053,693)	(917,032)
Additions to property and equipment	(96,950)	(91,323)

Net cash flows used by investing activities:	(1,371,930)	(1,021,793)

FINANCING ACTIVITY:
Exercise of stock options	932	63,841
Proceeds from employee stock purchase plan	4,706	6,357

Net cash flows provided by financing activities:	5,638	70,198

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(244,368)	137,525

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	911,310	722,020

CASH AND CASH EQUIVALENTS, END OF PERIOD	$666,942	$859,545

	Nine Months Ended
	September 30,
	2006	2005
SUPPLEMENTAL CASH FLOW INFORMATION
Cash Transactions:
Income taxes paid	$17,141	$4,756
Interest paid	$619	$20
The accompanying notes are an integral part of these financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(1)	GENERAL
     The accompanying unaudited financial statements include all adjustments of a normal and recurring nature which, in the opinion of Company’s management, are necessary to present fairly the Company’s financial position as of September 30, 2006, the results of its operations for the three and nine months ended September 30, 2006 and 2005, and cash flows for the nine months ended September 30, 2006 and 2005.
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
     The results of operations and cash flows for the three and nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year’s operation.
(2)	PROPERTY AND EQUIPMENT

The major classifications of property and equipment at September 30, 2006, and December 31, 2005 were:

	September 30,	December 31,
	2006	2005
Machinery and equipment	$794,749	$794,314
Computer hardware and software	1,995,456	1,991,877
Furniture and fixtures	1,669,085	1,627,677
Leasehold improvements	1,382,559	1,382,559

	$5,841,849	$5,796,427

For the three and nine months ended September 30, 2006, the Company recorded depreciation expense of $64,549 and $198,273. Depreciation expense for the three and nine months ended September 30, 2005 were $66,973 and $202,172.
(3)	STOCK-BASED COMPENSATION

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the financial statements based on their fair values. That expense will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). We adopted SFAS No. 123R effective beginning January 1, 2006, using the Modified Prospective Application. SFAS No. 123R applies to the new awards modified, repurchased or cancelled after the effective date. The impact of adopting SFAS No. 123R was an increase of $24,700 to operating expenses for the nine months ended September 30, 2006. For the three and nine months ended September 2005, the following table includes disclosures required by SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” and illustrates the effect on net earnings and net earnings per share as if we had applied the fair value recognition provisions of SFAS No. 123:

		Three Months Ended	Nine Months Ended
		September 30, 2005	September 30, 2005

Net Income (Loss)	As reported	$(48,407)	$116,030

Add: total stock-based compensation expense included in net income, net of forfeitures and related tax effects		(15,506)	(113,545)

Deduct: total stock-based compensation expense determined under fair value, net of forfeitures and related tax effects		(15,724)	(51,729)

	Pro forma	$(79,637)	$(49,244)

Net loss per common share	As reported
	Basic	$(0.01)	$0.01

	Diluted	$(0.01)	$0.01

	Pro forma
	Basic	$(0.01)	$(0.01)

	Diluted	$(0.01)	$(0.01)

     Currently, the Company’s primary type of share-based compensation consists of stock options, generally vesting over four years. For the nine months ended September 30, 2006, the company issued 10,000 stock options.
     A summary of the status of the Company’s stock option plan as of September 30, 2006 is presented below:

		Average	Average	Remaining
		Exercise	Grant-Date	Contractual	Intrinsic
	Shares	Price	Fair Value	Term (Yrs)	Value
Outstanding as of December 31, 2005	2,865,028	$2.37	$1.93	4.3	$1,198,974
Granted	10,000	$0.55			—
Exercised	(1,750)	0.53			(170)
Canceled	(83,000)	2.82			(41,179)

Outstanding as of September 30, 2006	2,790,278	$2.35	$1.92	3.6	$1,157,625

Options exercisable at September 30, 2006	2,723,503	$2.39	$1.95	3.5	$1,150,856

As of September 30, 2006, there was $22,609 of total unrecognized compensation cost related to non-vested share-based compensation arrangements related to stock options granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.0 years.
(4)	TOTAL COMPREHENSIVE INCOME (LOSS)
     Total comprehensive loss for the three and nine months ended September 30, 2006 and 2005 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net income (loss)	$(172,873)	$(48,407)	$(437,402)	$116,030
Accumulated other comprehensive income (loss)	16,241	(2,443)	9,884	2,929

Total comprehensive income (loss)	$(156,632)	$(50,850)	$(427,518)	$118,959

(5)	NET INCOME (LOSS) PER SHARE (EPS)

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

Calculations of Earnings (Loss) Per Share

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Basic

Net Income (loss)	$(172,873)	$(48,407)	$(473,402)	$116,030

Weighted average common shares outstanding	8,847,273	8,793,951	8,841,699	8,733,267

Net Income (loss) per common share	$(0.02)	$(0.01)	$(0.05)	$0.01

Diluted

Net Income (loss)	$(172,873)	$(48,407)	$(473,402)	$116,030

Weighted average common shares outstanding	8,847,273	8,793,951	8,841,699	8,733,267

Additional dilutive effect of stock options and warrants after application of treasury stock method	—	—	—	652,450

Weighted average dilutive shares outstanding	8,847,273	8,793,951	8,841,699	9,385,717

Net Income (loss) per common share assuming full dilution	$(0.02)	$(0.01)	$(0.05)	$0.01

There have been no dilutive effects of stock options for the three and nine months ended September 30, 2006 as the effect would have been anti-dilutive.
(6)	INDEMNIFICATION OF CUSTOMERS

Our agreements with customers generally require us to indemnify the customer against claims that our software infringes third party patent, copyright, trademark or other proprietary rights. Such indemnification obligations are generally limited in a variety of industry-standard respects, including our right to replace an infringing product. As of September 30, 2006 we had not experienced any material losses related to these indemnification obligations and no material claims with respect thereto were outstanding. We do not expect significant claims related to these indemnification obligations, and consequently, we have not established any related reserves.

(7)	BENEFIT PLANS

The Company sponsors an employee incentive savings plan under Section 401(k) for all eligible employees. The Company’s contributions to the plan are discretionary. There were no contributions to the plan for the nine months ended September 30, 2006 and 2005.

The Company also sponsors an unfunded Supplemental Executive Retirement Program (“SERP”), which is a non-qualified plan that provides certain key employees defined pension benefits. Periodic pension expense for the three and nine months ended September 30, 2006 and 2005 consists of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Current Service Cost	$69,503	$114,244	$208,509	$342,736
Amortization of Prior Service Cost	22,123	22,650	66,369	67,950
Interest Cost	73,374	65,605	220,122	196,815

Pension Expense	$165,000	$202,499	$495,000	$607,501

The Company paid pension obligations of $124,600 for both the nine months ended September 30, 2006 and 2005.

The discount rate used in determining the actuarial present value of the projected benefit obligation was 6% for the six months ended September 30, 2006 and 2005.

The Company maintains life insurance covering certain key employees under its Supplemental Executive Retirement Program with the Company named as beneficiary. The Company intends to use the death benefits of these policies, as well as loans against the accumulating cash surrender value of the policies, to fund future pension obligations. The total death benefit associated with these policies is $10.2 million, with an associated accumulated cash surrender value of approximately $2,645,000 at September 30, 2006. The accumulated cash surrender values of these policies at December 31, 2005 was approximately $2,502,000.
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
Overview
Sales of $2,590,000 for the three months ended September 30, 2006 and $7,640,000 for the nine months ended September 30, 2006 compare with sales of $2,669,000 and $7,957,000 respectively, for the three and nine month periods ended September 30, 2005.

Our net loss of $173,000, or $0.02 per share, for the three months ended September 30, 2006 compares with a net loss of $48,000, or $0.01 per share for the three months ended September 30, 2005. For the nine months ended September 30, 2006 the net loss incurred is $437,000, or $0.05 per share. For the nine months ended September 30, 2005 we reported a net income of $116,000, or $0.01 per diluted share.
Orders booked for the quarter ended September 30, 2006 of $2,977,000, represented an increase of 13% from orders booked of $2,625,000 for the second quarter ended June 30, 2006. For the first nine months of 2006 we have experienced an increase in orders booked for each of our three major product categories as compared to the first nine months of 2005. Orders for eCAS products and services have increased 6%, orders for VeraSMART product and services have increased 15%, and orders for Managed Services have increased 72% from the prior year. In late September the company announced the signing of a three year managed service contract with a large national beverage company valued in excess of $200,000 over the term of the contract. This new client will utilize our Call Accounting module to perform departmental bill back of telecom charges in addition to employing Veramark’s Invoice Management module to perform carrier bill management and allocate usage charges from multiple wireless and wire-line carriers.
Gross operating expenses of $2,574,000 and $7,496,000 for the three and nine months ended September 30, 2006 increased 2% and 1% respectively from expenses levels of $2,529,000 and $7,435,000 for the three and nine months ended September 30, 2005.
Sales
Sales of eCAS products and services increased 2% for the both three and nine months ended September 30, 2006 as compared with the same three and nine month periods of 2005, accounting for 65% of sales revenues in 2006, up from 62% of total revenues in 2005.
Sales of VeraSMART, our enterprise level product offering, decreased 1% for the three months ended September 30, 2006 as compared the same quarter a year ago, but have increased 6% for the nine months ended September 30, 2006 from the same nine month period of 2005. During the third quarter we received eight new orders for VeraSMART spanning the healthcare, government, publishing, and retail markets. Based upon the scheduled installation and implementation dates, portions of the revenues associated with several of these orders are expected to be recognized during the fourth quarter and beyond.
Revenues derived from our Managed Services Group (formerly Outsourced Solutions) increased 20% for the three months ended September 30, 2006 and 8% for the nine months ended September 30, 2006 from the same three and nine month periods a year ago. We offer hosted services in a variety of scenarios ranging from full service to Application Service Provider (ASP) modules. Utilizing the same telemanagement tools developed for our premise based solutions our Managed Service Group can remotely poll, process, and report on telecommunication and work flow activities and provide comprehensive reports and analysis in a variety of formats. With the addition of the new client referred to in the overview section of this report, Veramark now manages service arrangements with eight clients. Revenues for this latest client are expected to commence in the fourth quarter.
Offsetting the year to date increases in sales of eCAS, VeraSMART, and Managed Services is a 32% reduction in Quantum maintenance revenues. New sales of Quantum, Vera Smart’s predecessor product were discontinued in April 2003 with the initial introduction of the VeraSMART platform. We have continued our maintenance support of Quantum since that time, however are now in the process of phasing out that support, with maintenance for Quantum no longer being offered beyond December 31, 2007.

Cost of Sales
Gross margins (defined as sales less cost of sales) of 78% of sales for both the three and nine months ended September 30, 2006 decreased from gross margins of 83% for both the three and nine months ended September 30, 2005. The lower margins reflect higher direct product costs attributable to multi – site VeraSMART implementations, and an increase in amortization costs associated with previously capitalized software development costs.
Operating Expenses
Net expenses for engineering and software development of $185,000 for the three months ended September 30, 2006 decreased 30% from net engineering and software development expenses of $266,000 for the same three month period of 2005. For the nine months ended September 30, 2006 net engineering and software development expenses of $536,000 decreased 28% from expenses of $746,000 for the nine months ended September 30, 2005. The reduction in net expenses for both periods is attributable to increases in the amount of software development costs capitalized. The table below summarizes gross expenses for engineering and software development, costs capitalized, and the resulting net engineering and software development expenses recorded in the Statement of Operations the three and nine months ended September 30, 2006 and 2005.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Gross expenditures for engineering & software development	$550,000	$526,000	$1,590,000	$1,663,000
Less: Software development costs capitalized	(365,000)	(260,000)	(1,054,000)	(917,000)

Net expense for engineering and software	$185,000	$266,000	$536,000	$746,000

Our development efforts during 2006 have been focused on the development of VeraSMART 5.0, the release of which was announced October 5, 2006. VeraSMART 5.0 introduces an Asset Management Module to the VeraSMART suite. The Asset Management Module is completely integrated with our Work Order/Help Desk, Allocation, and Directory modules allowing VeraSMART to offer a complete stand-alone work flow and facilities management solution, and allow enterprises to manage, track and optimize both their tangible and non-tangible assets throughout their life cycle.
Selling, general and administrative expenses of $2,025,000 for the three months ended September 30, 2006 increased 1% from expenses of $2,002,000 for the three months ended September 30, 2005. For the nine months ended September 30, 2006 selling, general and administrative expenses of $5,907,000 increased 2% from expenses of $5,771,000 for the nine months ended September 30, 2005. The increase in operating expenses results from higher salary, benefit, and travel expenses attributable to the addition of personnel to strengthen our direct sales force presence and marketing capabilities.

Liquidity and Capital Resources
As of September 30, 2006 Veramark’ total cash balance position (cash plus short-term investments) of $1,501,000, decreased from $1,631,000 at June 30, 2006, yet remains relatively unchanged from the December 31, 2005 total cash position of $1,511,000. The company does not foresee significant variations in total cash position during the fourth quarter of 2006.
Accounts receivable of $1,301,000 at September 30, 2006 decreased 15% from the December 31, 2005 balance of $1,522,000, however increased 11% from the June 30, 2006 balance of $1,177,000. The reserve for bad debts is $33,000 at September 30, 2006 up from $32,000 at December 31, 2005. We have seen no significant change in the percentage of past due accounts during 2006, nor have we experienced significant write-offs of accounts during the first nine months of 2006.
Prepaid expenses consisting primarily 2006 business insurance renewals and prepaid rent, total $260,000 at September 30, 2006, up from $161,000 at December 31, 2005. Prepaid expenses will decrease during the fourth quarter as the economic benefit associated with the prepaid insurance premiums are realized and charged against income.
During the first nine months of 2006 capital equipment purchases total $97,000, primarily for new equipment utilized in our software development and managed services operations, but also include an upgrade to our telephone and voicemail systems. During 2006 we have disposed of approximately $52,000 of obsolete equipment, all of which had been fully depreciated.
Software development costs capitalized and included on our Balance Sheet at September 30, 2006 of $3,135,000 have increased $308,000, or 11% from the December 31, 2005 balance of $2,827,000. During the first nine months of 2006 we capitalized $1,054,000 of software development costs, versus $917,000 of capitalization for the first nine months of 2005. The amortization expense associated with previously capitalized development costs, and charged to cost of sales, totaled $746,000 for the first nine months of 2006, up from $604,000 for the first nine months of 2005.
Pension assets which consist of the cash surrender value of company owned life insurance policies designed to fund future pension obligations, total $2,645,000 at September 30, 2006, an increase of 6% from cash surrender values of $2,502,000 at December 31, 2005. These cash surrender values are available to the company to fund current operations in the event that became necessary, though management does not envision that need in the near future. Not included on the company’s balance sheet is the aggregate death benefit attached to the company owned policies, which totals $10.2 million.
Current liabilities total $4,129,000 at September 30, 2006, representing an increase of 6% from total current liabilities of $3,913,000 at December 31, 2005. The increase in current liabilities results from an increase of $262,000 in the value of deferred revenues from $2,936,000 at December 31, 2005 to $3,198,000 at September 30, 2006. Deferred revenues consist of services such as training, installation, maintenance and support, and consulting fees for which the company has billed customers, but have not yet provided the contracted service, and therefore have not yet recognized the revenue associated with those services. Virtually all of the services currently included in deferred revenues are expected to be performed and converted to revenue during the next twelve months.

Stockholders Equity at September 30, 2006 is $1,389,000, a reduction of $397,000 from the December 31, 2005 balance of $1,786,000. The reduction in equity include the loss of $437,000 incurred for the nine months ended September 30, 2006, partially offset by proceeds received from the exercise of employee stock options and the purchase of Company stock by employees under the company’s employee stock purchase plan.
In management’s opinion, given our current cash and investment position, current operating expense levels, and the absence of debt, sufficient resources are available to fully fund operations for the next twelve months and beyond.
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
SFAS 123(R) became effective for our fiscal year 2006 and we utilized the modified prospective method. We have selected the Black-Scholes option-pricing model as the most appropriate fair-value method for our awards and will recognize compensation cost on a straight-line basis over our awards’ vesting periods. Although the adoption of SFAS No. 123(R) had no adverse impact on our balance sheet or total cash flows, it is expected to negatively impact our net income and earnings per share for 2006 by less than $50,000. The actual effects of adopting SFAS No. 123(R) will depend on numerous factors including the amounts of share-based payments granted in the future, our stock price volatility, estimated forfeiture rates and employee stock option exercise behavior.

4)	In December 2004, FASB issued SFAS 153, “Exchanges of Nonmonetary Assets—an amendment to APB Opinion No. 29.” This statement amends APB 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. Adoption of this statement did not have a material impact on our results of operations or financial condition.

5)	In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. These requirements apply to all voluntary changes and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 is effective for fiscal years beginning after December 15, 2005. Adoption of this statement did not have a material impact on our results of operations or financial condition.

6)	In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements”. SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2008. The Company is currently evaluating the impact of SFAS 157 on its consolidated financial statements.

7)	In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 is effective for an employer with publicly traded equity securities as of the end of the first fiscal year ending after December 15, 2006, SFAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, effective for fiscal years ending after December 15, 2008 As such, the Company is required to recognize the funded status of its defined benefit postretirement plan and to provide the required disclosures at the beginning of the fiscal year ended December 31, 2006. The Company is currently evaluating the impact of SFAS 158 on its consolidated financial statements.
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
New Products and Services
Veramark has made significant investments in research, development and marketing for new products, services and technologies, including the VeraSMART® software offering and its managed service solutions. Significant revenue from new product and service investments may not be achieved for a number of years, if at all. Moreover, if such products or services are profitable, operating margins may not be as high as the margins historically experienced by Veramark.
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
Competition
Veramark experiences intense competition across all markets for its products and services. Some competing firms have greater name recognition and more financial, marketing and technological resources than Veramark. These competitive pressures may result in decreased sales volumes, price reductions, and/or increased operating costs, such as for marketing and sales incentives, resulting in lower revenues, gross margins and operating income.
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
(I) Registrant’s Condensed Financial Statements for the three and nine months ended September 30, 2006 and 2005 are set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
VERAMARK TECHNOLOGIES, INC.
REGISTRANT

Date: November 10, 2006

/s/ David G. Mazzella David G. Mazzella
President and CEO

Date: November 10, 2006

/s/ Ronald C. Lundy Ronald C. Lundy
Treasurer (Chief Accounting Officer)