Form 10-K
period 2006-12-31
VERAMARK TECHNOLOGIES INC
filed 2007-03-28
CIK 747605

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
Annual Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2006
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
     The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 28, 2007 was $8,756,323.
     The number of shares of Common Stock, $.10 par value, outstanding on February 28, 2007 was 8,855,201.

DOCUMENTS INCORPORATED BY REFERENCE

PART I	-		None

PART II	-		None

PART III	-	Item 10	Portions of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held May 21, 2007, under the headings “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

		Item 11	Portions of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held May 21, 2007, under the heading “Executive Compensation.”

		Item 12	The tables contained in portions of the information under the headings of “Election of Directors” and “Stock Options” of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held May 21, 2007.

		Item 13	Portions of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held May 21, 2007, under the heading “Certain Relationships and Related Transactions.”

		Item 14	Portion of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held May 21, 2007, under the heading “Audit Fees and Services.”

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
For over 20 years, Veramark’s telemanagement solutions have set the industry standard for technological excellence, application experience, and process expertise. Veramark’s completely web-based software architecture integrates communications management software with operation support systems (OSS) software. These solutions include eCAS and VeraSMART Call Accounting, Work Flow Management, Help Desk/Trouble Ticket, Asset Management, Directory/Information Management, Service Inventory Build and Line Verification, Service Analysis and Recommendations, Wireless Optimization and Ongoing Management, Contract Analysis/Negotiations, and Billing Dispute Resolution.
Additionally, Veramark’s Telecommunications Expense Management (TEM) solution will not only ensure that you know exactly what telecommunication services you have, where those services are located and what they cost, but will also ensure that you are being invoiced correctly and are only paying for services you need. This will give you the base line of information you need to manage your telecom environment in the most efficient and cost effective manner going forward.
This broad portfolio of products and services allows enterprises to optimize telecom performance, increase productivity, improve enterprise security, and measurably reduce communications expenses. By utilizing industry-standard databases, secure web-browser based user interfaces, and dynamic reporting tools, Veramark’s products and services make managing complex communications networks easy and efficient. Veramark’s web-based architecture eliminates the need for client software and makes the solutions accessible from every networked PC in the enterprise. In addition to Veramark’s premise-based solutions, Veramark offers its customers a robust application service provider (ASP) and Managed Services alternative that is designed to meet all or a portion of the customer’s defined needs.

     The company sells and markets its solutions directly and through leveraged distribution channels to customers ranging from the Fortune 500 to small businesses as well as the public sector, including government agencies and the military. Veramark’s leadership position is demonstrated by its relationships with telecom’s leaders — Avaya®, Nortel Networks®, Cisco Systems®, NEC Unified, AT&T Inc., Sprint® and others.
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
     Released in the second quarter of 2003, VeraSMART 1.0 delivered Directory and Call Accounting. This version was the Company’s initial offering for the large enterprise market and effectively harnessed the speed and flexibility of Veramark’s totally web-based “endeavor” architecture. VeraSMART 1.0 provided enterprise clients with unprecedented ability to see and control their telecommunications usage expenses.
     The VeraSMART 2.0 software, released in the second quarter of 2004, brought even more ease and power to enterprise cost management. VeraSMART 2.0 featured enhancements to Directory and Call Accounting, as well as introducing three new modules: Allocation, Invoice Management and Online Directory. Each new module was designed to expand the VeraSMART platform beyond management of telecom use, to include the management of telecom assets, infrastructure, fixed costs, and ultimately wireless device costs; presenting a more robust management tool to enterprise customers. The Online Directory solution, a natural extension of the Directory module, allows large enterprise clients to put frequently needed contact information (extension number, cell phone or pager numbers, email and traditional mailing addresses, and more) on the desktop of any network connected user, effectively expanding the application’s appeal and more tightly linking it to the day-to-day operations of the enterprise. VeraSMART 2.0 also introduced EZ-Share™, Veramark’s exclusive data configuration and export solution, which facilitates much tighter integration of VeraSMART into enterprise back-office systems, like general ledgers and enterprise resource management systems.
     VeraSMART 3.0 software, released in the first quarter of 2005, provided numerous enhancements to the existing suite of modules and introduced Electronic Billing Format (EBF) which allows customers to electronically import third-party product and service invoices, thereby streamlining the spend management process.
     VeraSMART 4.0, released in the third quarter of 2005, added flexible workflow and helpdesk management functionality with the introduction of Work Order and Online Ticket Manager. Work Order allows customers to take control of their work flow management environments by allowing administrators to configure rules which define and enforce corporate policies. Online Ticket Manager reduces administrative overhead by providing an online ticket request mechanism to any network connected user, complete with an up-to-date online ticket status.

          VeraSMART 5.0, generally available since October 2006, is the most recent release of Veramark’s enterprise platform. VeraSMART 5.0 introduced the ability to manage, track and optimize both tangible and non-tangible assets through out their life cycle.
     Today’s VeraSMART consists of these modules:
•	Directory, the central repository for personnel and organization data. It provides a complete personnel profile that includes location and affiliation to cost centers within the corporate structure. It also provides the tools for system-wide configuration, security, reports, and database/system-wide diagnostic utilities.

•	Online Directory, which provides quick, customizable desktop access to key contacts and personnel information contained in the Directory module. Corporate users can maintain their own phone listings, which may consist of any company entries plus personal numbers they might wish to add.

•	Call Accounting provides the ability to control usage-based charges. Call Accounting connects to business telephone systems (PBXs, IP-PBXs, Key Systems, etc.) to collect, store, and rate information on every telephone call made or received.

•	Allocation, which allows the user to accurately distribute fixed charges on a one-time, recurring and pro-rated basis for equipment, services, and more to any individual or group. Because it has the ability to distribute any charges, it can provide a complete picture of all telecom costs.

•	Invoice Management, which allows the allocation of outside vendor charges by individual, logical functional group or customized distribution list. The Invoice Management module gives you the power to track and analyze all your communications costs, helping you prevent overpayments, while identifying areas for potential savings. Electronic Billing Format (EBF) gives you the ability to import third-party vendor invoices, saving you valuable time and assuring an unprecedented degree of accuracy.

•	Work Order provides the user with the ability to gain control of their workflow management environment. Work Order can effectively track issues, work requests, directory updates and support calls and manage OSS process (such as helpdesk, bug tracking, and facilities management) according to highly configurable, easy to use process rules.

•	Wireless Management provides the ability to generate reports that show actual costs for each wireless device by airtime, roaming, toll charges, surcharges, taxes, and more. It then identifies your carrier’s optimum plan for each wireless device, even those in pooled-minute or shared plans.

•	Asset Management, provides the ability to manage, track and optimize both tangible and non-tangible assets including IP and mobile devices, phones, furniture, computers, SLA’s and maintenance agreements through out their life cycle.
          Going forward, Veramark plans to continue increasing VeraSMART’s value add by adding features and functionality such as invoice payment tracking, contract compliance, and invoice alert notification. Veramark plans on releasing the next version of VeraSMART in 2007. The new version will enhance our capabilities in the Telecommunications Expense Management (“TEM”) area.
eCAS®
     Veramark’s totally web-based eCAS Call Accounting software system connects to business telephone systems (PBXs, IP-PBXs, Key Systems, etc.) to collect, store, and rate information on every telephone call made or received.
     eCAS clients can significantly reduce, through heightened awareness and proactive management, their telecommunications costs. As a result, the cost of an eCAS system can generally be recovered through direct expense reduction in less than one year. In addition, eCAS addresses the problem of theft of telephone service through PBX “hacking” and employee abuse. Using user-defined criteria, that is generally indicative of fraud/abuse, clients are immediately alerted to potential problems and are able to take corrective action to minimize loss.
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
     Common business drivers for Veramark’s eCAS software include:
•	Improving business security through alarms and reports that identify called parties or incoming calls that can threaten employees or the entire organization (e.g., bomb threats);

•	Evaluating employee productivity and detecting unauthorized use of company phones for personal calls or 900 numbers;

•	Traffic analysis used to optimize network performance and better project network capacity requirements, and to determine the best long distance carrier plans based on usage trends;

•	Detecting fraudulent use of the phone system by hackers.

•	Producing revenues by reselling phone services to third-parties (e.g., tenants); and

•	Allocating telephone expense to specific cost centers or clients based on actual use;
     In 2006, Veramark released eCAS 4.0. Highlights of the new version included increased call record storage capacity, enhanced graphical reporting, enhanced alert management, new reports, and support for new VoIP switches.
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
Managed Services Group
     For companies that recognize the benefits of managing communications costs, but lack the means or desire to utilize internal staff and equipment to perform it, Veramark’s Managed Services team provides completely hosted or partially hosted (e.g., Application Service Provider) solutions. By using its broad portfolio of products and services, Veramark can remotely poll, process, and report on telecommunications activity and data, then provide comprehensive reports and analysis to remote clients in a variety of formats. Managed Services customers can access their data remotely and securely by Internet login, email, fax, or CD-ROM. Clients that opt for Managed Services generally sign multi-year contracts and pay for services monthly based on total call records processed and delivery of other value-added services. Based on the scope of services required, Veramark may elect to utilize third party contractors to provide portions of contracted services.
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
Marketing and Sales
     Veramark’s marketing and sales personnel are located at its headquarters in Pittsford, New York, and 11 other locations throughout the United States.
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
A partial listing of companies privately labeling or reselling Veramark products follows:

Telecommunications Equipment Manufacturers
•	Avaya
Distributors
•	Graybar

•	Jenne Communications

•	Scan Source® (Catalyst Telecom®)

•	EMBARQ (Sprint North Supply)

•	Westcon Group, Inc. (Comstor and Voda One)
Resellers
•	Altura Communication Solutions

•	Carousel Industries

•	Consultedge, Inc.

•	Cross Telecom

•	Juma Technology, LLC.

•	NACR

•	NetTeam Corporation

•	PhoneXtra, Inc.

•	Ronco Communications
Telephone Service Providers
•	AT&T Inc.

•	Cincinnati Bell
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
Backlog
     At December 31, 2006, Veramark had a backlog of $7,296,000, the majority of which is expected to be recognized as revenue during 2007. Backlog as of December 31, 2005 was $4,502,000.
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
Employees
     As of February 28, 2007 Veramark employed 94 full-time personnel. Veramark’s employees are not represented by any labor unions.
Item 2 Properties
     The Company’s principal administrative office and manufacturing facility is located in a one-story building in Pittsford, New York. Veramark presently leases approximately 65,000 square feet of the building, of which approximately 8,600 square feet is currently sub-let. The term of the lease expires on October 31, 2007. Pursuant to the terms of that agreement the Company plans to exercise its option to renew the existing lease for an additional three years through October 31, 2010.
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
Quarters Ended

	March 31		June 30		September 30		December 31
	High	Low	High	Low	High	Low	High	Low
2006	$1.05	$0.60	$1.01	$0.52	$0.75	$0.44	$0.95	$0.55
2005	$1.60	$0.84	$1.38	$0.61	$0.90	$0.65	$0.80	$0.50
As of February 28, 2007, there were 535 holders of record of the Company’s Common Stock and approximately 1,500 additional beneficial holders.
The Company last paid a dividend on common stock in January 1996. No dividend is planned for 2007.
Item 6 Selected Financial Data

	Year Ended December 31,
	2006	2005	2004	2003	2002

Net Sales	$10,361,150	$10,858,871	$11,035,966	$11,463,867	$11,141,507

Net Income (Loss)	$(488,341)	$381,733	$(113,560)	$294,934	$(2,008,443)

Net Income (Loss) per Diluted Share	$(0.06)	$0.04	$(0.01)	$0.03	$(0.24)

Weighted Average Diluted Shares Outstanding	8,843,154	9,309,888	8,606,759	9,061,134	8,343,155

Total Assets	$10,933,393	$10,123,366	$8,943,920	$8,700,212	$8,106,824

Long-Term Obligations	$5,096,031	$4,264,537	$3,874,562	$3,356,844	$2,892,512

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
2006 Compared with 2005
Overview
Sales for the fourth quarter ended December 31, 2006 were $2,721,000 which compared with sales of $2,902,000 for the same quarter of 2005. Sales for the full year ended December 31, 2006 totaled $10,361,000 which compared with sales of $10,859,000 for the year ended December 31, 2005.
Veramark incurred a net loss of $51,000, or $0.01 per share, for the quarter ended December 31, 2006. For the same quarter of 2005 we reported a net income of $266,000, or $0.03 per diluted share. For the full year ended December 31, 2006 our net loss of $488,000 or $0.06 per share, compared with a net income of $382,000, or $0.04 per diluted share, for the year ended December 31, 2005.
Order rates experienced during the third and fourth quarters of 2006, particularly for VeraSMART and Managed Services increased significantly from the same periods of 2005. Significant portions of the revenue associated with these orders will be recognized in the first quarter of 2007 and beyond. Orders booked for the first two quarters of 2006 averaged approximately $2.6 million per quarter. Orders booked for the third quarter increased to approximately $3.0 million, and orders booked for the fourth quarter of 2006 increased to approximately $5.4 million.
In December 2006 we announced the award of a contract from a large national retail chain to provide them with Telecommunications Expense Management (TEM) services. The initial term of this contract, which is included in fourth quarter orders, is valued at approximately $2 million. Pursuant to terms of the contract, we will provide a range of TEM services for a period of eighteen months, at which time the customer has the option to license Veramark software products and provide those services internally. If the customer opts to have Veramark continue to perform the contracted services on their behalf, the contract will be extended an additional eighteen months, increasing the total contract value to approximately $4 million over the three years.

In addition to the Managed Service opportunity described above, orders received in the fourth quarter for new VeraSMART systems, combined with upgrades to existing systems, represented the highest level of orders received for VeraSMART products in any quarter since the initial release of the product line. For the full year ended December 31, 2006 orders for VeraSMART products and services increased 42% from the prior year.
In total, orders booked increased 26% from $10.8 million for 2005, to $13.6 million for 2006. As a result our backlog of embedded revenues, representing orders and contracts received for which revenue has not yet been recognized, increased to approximately $7.3 million dollars at December 31, 2006, an increase of 62% from the embedded revenue backlog of approximately $4.5 million at December 31, 2005.
Sales
Sales of VeraSMART, our enterprise level product suite increased 12% and 8%, respectively for the three and twelve months ended December 31, 2006, as compared with the same three and twelve month periods of 2005. In October of 2006 we announced the release of VeraSMART 5.0, introducing the VeraSMART Asset Management Module, further enhancing our enterprise productivity and resource management solution. The new asset management module is fully integrated with our Work Order/Help Desk, Allocation, and Directory modules allowing customers the ability to manage and optimize any tangible or intangible asset within their organization. With the release of VeraSMART 5.0 we are now able to offer a complete array of facilities management options to our customers.
Included in sales of our enterprise level category of products are the continuing maintenance revenues associated with VeraSMART’s predecessor product, Quantum. Support for the Quantum line of products has been in the process of being phased out since April 2003 when new sales of Quantum were suspended with the introduction of VeraSMART. Maintenance revenues in 2006 derived from Quantum declined 63% for the three months ended December 31, 2006 and 41% for the twelve months ended December 31, 2006 from prior year levels. As previously reported, support for the Quantum product will cease in its entirety December 31, 2007.
Sales of eCAS products and services increased 9% and 3%, respectively, for the three and twelve months ended December 31, 2006 as compared with the same three and twelve month periods of 2005. Though we have experienced declines in sales of new licenses for eCAS through our largest distribution channel, Avaya Inc, and their master distributors, these declines have been offset by increased revenues generated from our eCAS maintenance and support activities.
Sales generated from our Managed Services Group (formerly referred to as Service Bureau) increased 13% for the three months ended December 31, 2006 and 9% for the twelve months ended December 31, 2006 from the same periods of 2005. Our Managed Services organization offer a variety of services ranging from full service applications to Application Service Provider (ASP) models, utilizing the same tools and products developed for our premise based offerings. During 2006 we announced two new managed services contracts, both for three year terms, and both with large companies in the beverage industry. Initial revenues associated with those contracts began in the fourth quarter of 2006.

Cost of Sales
For the three months ended December 31, 2006 gross margin (defined as sales minus cost of sales) was $2,202,000 or 81% of sales. For the three months ended December 31, 2005 gross margin was $2,348,000, also representing 81% of sales. For the year ended December 31, 2006 gross margin was $8,181,000 or 79% of sales versus $8,971,000, or 83% of sales for the year ended December 31, 2005.
The lower gross margins for 2006 as compared with 2005 were attributable to higher amortization costs from previously capitalized software development efforts and an increase in costs associated with our managed service operation.
Engineering and Software Development Expenses
Net engineering and software development expenses of $891,000 for the year ended December 31, 2006 decreased 13% from net engineering and development expenses of $1,021,000 incurred for the year ended December 31, 2005. Gross expenditures for 2006, before the effects of software capitalization, were slightly below 2005 levels, declining from $2,197,000 for the year ended December 31, 2005 to $2,176,000 for the year ended December 31, 2006. The chart below summarizes gross engineering and development expenses, software costs capitalized, the resulting net expenses charged against operations, and amortization expenses recorded and charged to cost of sales for the years ended December 31, 2006 and 2005.

	2006	2005
Gross Expenditures for Engineering and Software Development	$2,176,000	$2,197,000

Less: Software Development Costs Capitalized	(1,285,000)	(1,176,000)

Net Expenditures for Engineering and Software Development	891,000	1,021,000

Plus: Software Development Costs Amortized and Charged to Cost of Sales	936,000	867,000

Total Expense Recognized	$1,827,000	$1,888,000

Selling General and Administrative Expenses
For the year ended December 31, 2006 selling, general and administrative expenses (SG&A) totaled $7,814,000, an increase of 3% from expenses of $7,594,000 for the year ended December 31, 2005. The increased SG&A expenses result from staffing additions made to our direct sales force, a process initiated during the first half of 2006, which we felt essential to increasing future sales levels. As a result, selling expenses increased 20% in 2006 over the expenses incurred for 2005, primarily in the form of higher compensation and travel expenses. Offsetting the additional selling expenses were reductions in expenses recorded for marketing, administration, and support functions.

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
During 2005 we capitalized $1,176,000 of software development costs associated with versions 3.0 and 4.0 of VeraSMART, down from $1,279,000 of software capitalization during 2004. The development of version 5.0 of VeraSMART, which will introduce a state-of-the-art Inventory and Assets module, is currently in development with product launch expected late in the second quarter of 2006.
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

	2005	2004
Gross Expenditures for Engineering and Software Development	$2,197,000	$2,694,000

Less: Software Development Costs Capitalized	(1,176,000)	(1,279,000)

Net Expenditures for Engineering and Software Development	1,021,000	1,415,000

Plus: Software Development Costs Amortized and Charged to Cost of Sales	867,000	578,000

Total Expense Recognized	$1,888,000	$1,993,000

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
Liquidity and Capital Resources
As of December 31, 2006 Veramark’s total cash position, consisting of cash in the bank and short term investments totaled $1,695,000 up 12% from the December 31, 2005 balance of $1,512,000. Cash balances have remained stable throughout 2006 as we continue to carefully monitor operating expenses levels and capital spending.
Accounts receivable at December 31, 2006 of $1,444,000 are slightly below the December 2005 accounts receivable balance of $1,522,000 due to the lower sales volume for the fourth quarter of 2006 as compared with the fourth quarter of 2005. The reserve for bad debts at December 31, 2006 is $30,000 versus $32,000 at the end of 2005. We encountered no significant collection problems in 2006 with total write-offs totaling approximately $1,000.
Prepaid expenses of $262,000 at December 31, 2006 are $101,000 higher than prepaid expenses of $161,000 at December 31, 2005. The increase represents payments to a third party service provider for work to be completed in the first quarter of 2007 in conjunction with the Managed Service TEM contract referred to earlier, and an increase in prepaid commission for orders received in 2006.
The net value of property and equipment at December 31, 2006 totals $669,000, as compared with $771,000 at December 31, 2005. New capital purchases for 2006 totaled $160,000 and disposals of obsolete equipment amounted to $52,000, all of which had been fully depreciated. Depreciation expense for 2006 was $261,000.
Capitalized software development costs of $3,175,000 at the end of 2006 increased 12% from the prior year balance of $2,827,000. During 2006 we capitalized $1,285,000 of software development costs, up from $1,176,000 in 2005. Previously capitalized development costs amortized in 2006 totaled $936,000 versus $867,000 in 2005.
As of December 31, 2006 pension assets, which consist of the cash surrender values of Company-owned life insurance policies designed to fund the company’s future pension obligations, were $2,866,000, an increase of 15% from the December 31, 2005 balance of $2,502,000. These cash surrender values are available to fund our current operations should that be deemed necessary. Management currently has no plans to access these funds for operational purposes.
Total current liabilities at December 31, 2006 of $4,834,000, compare with total current liabilities of $4,073,000 at December 31, 2005. Of the total $761,000 increase, $381,000 is attributable to an increase in deferred revenues, which essentially represent backlog to the Company. Deferred revenues which total $3,317,000 at December 31, 2006 versus $2,936,000 at the end of 2005, represent the value of after sale services for which the company has billed customers, but for which it has not yet performed the service, and therefore not recorded the associated revenues. These services typically include maintenance and support, installation, training, and implementation services. Deferred revenues are accounted for in the current liability section of the Company’s balance sheet in order to recognize the existence of a future obligation. However, no outflow of working capital, beyond the normal operating costs required to provide those obligations will be necessary
Other accrued liabilities increased $188,000 from the December 31, 2005 balance of $135,000 to $323,000 at December 31, 2006. The increase includes a $170,000 deposit from a single customer for a VeraSMART installation that we anticipate will occur in the second quarter of 2007.
As of December 31, 2006 the net present value of the company’s pension obligation was $5,292,000. As December 31, 2005 the net present value of the pension obligation totaled $4,424,000. The company carries a series of company-owned life insurance policies, the death benefits of which are intended to cover future pension obligations. The accumulated death benefits attached to those policies is $10.2 million at December 31, 2006.
Total Stockholders Equity of $1,003,000 at December 31, 2006 compares with a total $1,786,000 at December 31, 2005, the decrease reflecting the net loss for 2006 of $488,000 and a reclassification of approximately $349,000 required to initially apply FASB No. 158, “Employers accounting for Defined Benefit Pension and Other Postretirement Plans.” Statement 158 required the reclassification of unrecognized prior service costs and any unrealized gain or loss on the pension obligation to the stockholders equity section.
In light of our current cash flows, the access to cash surrender values of company- owned life insurance, current operating expenses levels, and the absence of debt, it is management’s opinion that sufficient liquidity is available to fund operations and development schedules for the next twelve months and beyond.
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
     Recovery of 100% of projected SERP costs is designed through a program of Company-owned life insurance (COLI). Recovery for the imputed time value of the money, plus all costs associated with the COLI premium payments, and benefit obligations, are included in this program. The Company currently owns 14 separate life insurance contracts on selected current and former employees, not all of who will ultimately qualify for participation in the plan. The cumulative death benefit attached to these policies is $10.2 million and is not included in the Company’s Consolidated Balance Sheet as of December 31, 2006.
     The cash surrender values of these policies at December 31, 2006 totaled approximately $2,866,000 and are included in the Company’s consolidated balance sheets under the caption of “Pension Assets.”
     The projected future pension benefits expected to be paid under this plan are as follows, assuming retirement at 65 and a life expectancy of 80 years for all participants:

Year Ending December 31,
2007	$195,767
2008	447,692
2009	496,906
2010	496,906
2011	466,772
2012-2016	2,714,535
     The net present value of these projected pension obligations at December 31, 2006, totals $5,291,798, and is included in the current and long-term liability sections of the Company’s consolidated balance sheets.
     Lease Obligations — The Company leases current office facilities and certain equipment under operating leases, which expire at various dates through 2008. Rent expense under all operating leases (exclusive of real estate taxes and other expenses payable under the leases) was approximately $373,000, $409,000, and $470,000 for the years ended December 31, 2006, 2005 and 2004, respectively.
Minimum lease payments as of December 31, 2006 under operating leases are as follows:

Year Ending December 31,	Operating Leases
2007	$361,895
2008	693

$362,588

The current term of the Company’s lease on its facility expire October 31, 2007. Under the terms of that agreement the Company plans to exercise the option of renewing the existing lease for an additional three years through October 31, 2010.
     Purchase Commitments — The Company has no purchase commitment contracts in place as of December 31, 2006.

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
     As set forth in Note 7 — Benefit Plans, the Company sponsors an unfunded Supplemental Executive Retirement Program (SERP), which is a nonqualified plan that provides certain key employees a defined pension benefit. In order to properly record the net present value of future pension obligations a number of assumptions are required to be made by Company’s management. These assumptions include years of service, life expectancies, and projected future salary increases for each participant. In addition, management must make assumptions with regard to the proper long-term interest and liability discount rates to be applied to these future obligations.
     Should the Company need to alter any of these assumptions, there is the potential for significant adjustments to future projected pension liabilities.

Accounting Pronouncements
1)	In December 2004, the FASB issued SFAS 123®, “Share-Based Payment”, which established standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires an issuer to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and the recording of such expense in the consolidated financial statements. This eliminated the exception to account for such awards using the intrinsic value method previously allowable under Accounting Principles Board (APB) Opinion No. 25. Pro forma disclosure of fair value recognition will no longer be an alternative. In addition, the adoption of SFAS No. 123® required additional accounting related to the income tax effects and disclosure regarding the cash flow effects resulting from share-based payment arrangements.

SFAS 123® permits public companies to adopt its requirements using one of two methods:
Modified prospective method: Compensation cost is recognized beginning with the effective date of adoption (a) based on the requirements of SFAS No. 123® for all share-based payments granted after the effective date of adoption and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of adoption that remain unvested on the date of adoption.
Modified retrospective method: Includes the requirements of the modified prospective method described above, but also permits restatement using amounts previously disclosed under the pro forma provisions of SFAS No. 123 either for (a) all periods presented or (b) prior interim periods of the year of adoption. In March 2005, the SEC released Staff Accounting Bulletin (SAB) 107, “Share-Based Payment”, which expresses views of the SEC Staff about the application of SFAS No. 123®. In April 2005, the SEC issued a rule that SFAS No. 123® will be effective for annual reporting periods beginning on or after June 15, 2005.
SFAS 123® became effective for our first quarter of fiscal 2006 and we opted to utilize the modified prospective method. We have selected the Black-Scholes option-pricing model as the most appropriate fair-value method for our awards and have recognized compensation costs on a straight-line basis over our awards’ vesting periods. Although the adoption of SFAS No. 123® had no adverse impact on our balance sheet or total cash flows, it adversely affected our net income and earnings per share for 2006 by approximately $30,000. The actual effects of SFAS No. 123® depend on numerous factors including the amounts of share-based payments granted in the future, our stock price volatility, estimated forfeiture rates and employee stock option exercise behavior. See Note 1 for the effect on reported net income and earnings per share if we had accounted for our stock option plan using the fair value method in 2005 and 2004.

2)	In December 2004, FASB issued SFAS 153, “Exchanges of Nonmonetary Assets—an amendment to APB Opinion No. 29.” This statement amends APB 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. Adoption of this statement did not have a material impact on our results of operations or financial condition.

3)	In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. These requirements apply to all voluntary changes and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 is effective for fiscal years beginning after December 15, 2005. As such, the Company was required to adopt these provisions at the beginning of the fiscal year ended December 31, 2006. Adoption of SFAS 154 did not have to have a significant impact on the Company’s financial statements.

4)	In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement NO. 109. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Fin 48 is effective for fiscal years beginning after December 15, 2006. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2007. The Company is currently evaluating the impact of adopting Fin 48 on its financial statements, but does not expect adoption to have a significant effect.

5)	In September 2006, SEC Staff Accounting Bulletin No. 108 (“SAB 108”) was issued to provide guidance on Quantifying Financial Statement Misstatements. SAB 108 addresses how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in current-year financial statements. The SAB 108 requires registrants to quantify misstatements using both the balance sheet and income statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is determined to be material, the SAB 108 allows registrants to record that effect as a cumulative-effect to beginning-of-year retained earnings. SAB 108 is effective for fiscal years ending after November 15, 2006 and early application is encouraged for any interim period of the first fiscal year ending after that date. The Company will adopt SAB 108 in January, 2007 and is currently evaluating the impact of adopting SAB 108 on its financial statements, but does not expect adoption to have a significant effect.
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
     At December 31, 2006 and 2005 the carrying value of investments approximated fair market value. Investments at December 31, 2006 and 2005 consisted of the following:

	2006	2005
Bond Funds	$242,996	$340,092
US Government Securities	606,659	260,232

	$849,655	$600,324

Item 8 Index to Consolidated Financial Statements and Supplementary Data

Page
REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	27

Balance sheets	28 – 29

Statements of operations	30

Statements of stockholders’ equity	31

Statements of cash flows	32 – 33

Notes to financial statements	34 – 50

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors
  and Stockholders
Veramark Technologies, Inc.
Pittsford, New York
     We have audited the accompanying balance sheets of Veramark Technologies, Inc. as of December 31, 2006 and 2005, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Veramark Technologies, Inc. as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.
/s/ Rotenberg & Co., LLP
Rotenberg & Co., LLP
Rochester, New York
March 9, 2007

VERAMARK TECHNOLOGIES, INC.

BALANCE SHEETS
DECEMBER 31, 2006 AND 2005

	2006	2005
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$845,384	$911,310
Investments	849,655	600,324
Accounts receivable, trade (net of allowance for doubtful accounts of $30,000 and $32,000)	1,443,685	1,522,190
Inventories, net	32,898	31,724
Prepaid expenses and other current assets	262,133	161,127

Total current assets	3,433,755	3,226,675

PROPERTY AND EQUIPMENT:
Cost	5,904,647	5,796,427
Less accumulated depreciation	(5,235,398)	(5,025,761)

Property and equipment, net	669,249	770,666

OTHER ASSETS:
Software development costs (net of accumulated amortization of $1,246,121 and $2,373,896)	3,175,385	2,826,644
Pension assets	2,866,470	2,501,636
Deposits and other assets	788,534	797,745

Total other assets	6,830,389	6,126,025

TOTAL ASSETS	$10,933,393	$10,123,366

The accompanying notes are an integral part of these financial statements.

VERAMARK TECHNOLOGIES, INC.
BALANCE SHEETS
DECEMBER 31, 2006 AND 2005

	2006	2005

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$317,158	$275,756
Accrued compensation and related taxes	680,930	565,096
Deferred revenue	3,317,119	2,936,466
Current portion of pension obligation	195,767	159,767
Other accrued liabilities	323,222	135,430

Total current liabilities	4,834,196	4,072,515

Long-term portion of pension obligation	5,096,031	4,264,537

Total liabilities	9,930,227	8,337,052

STOCKHOLDERS’ EQUITY:
Common stock, par value, $0.10; shares authorized, 40,000,000	;
8,935,026 shares and 8,917,840 shares issued	893,503	891,784
Additional paid-in capital	21,724,250	21,686,152
Accumulated deficit	(20,901,736)	(20,413,395)
Treasury stock (80,225 shares at cost)	(385,757)	(385,757)
Accumulated other comprehensive income	(327,094)	7,530

Total stockholders’ equity	1,003,166	1,786,314

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,933,393	$10,123,366

     The accompanying notes are an integral part of these financial statements.

VERAMARK TECHNOLOGIES, INC.
STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	2006	2005	2004
NET SALES
Product Sales	$3,441,829	$3,877,889	$4,066,110
Service Sales	6,919,321	6,980,982	6,969,856

Total Net Sales	10,361,150	10,858,871	11,035,966

COSTS AND OPERATING EXPENSES:
Cost of sales	2,180,255	1,888,006	1,764,095
Engineering and software development	890,616	1,021,338	1,415,000
Selling, general and administrative	7,813,552	7,594,473	7,975,746

Total costs and operating expenses	10,884,423	10,503,817	11,154,841

INCOME (LOSS) FROM OPERATIONS	(523,273)	355,054	(118,875)

INTEREST INCOME	34,932	26,679	5,315

INCOME (LOSS) BEFORE INCOME TAXES	(488,341)	381,733	(113,560)

INCOME TAXES	—	—	—

NET INCOME (LOSS)	$(488,341)	$381,733	$(113,560)

NET INCOME (LOSS) PER SHARE
Basic	$(0.06)	$0.04	$(0.01)

Diluted	$(0.06)	$0.04	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING (BASIC)	8,843,154	8,755,916	8,606,759

WEIGHTED AVERAGE SHARES OUTSTANDING (DILUTED)	8,843,154	9,309,888	8,606,759

The accompanying notes are an integral part of these financial statements.

VERAMARK TECHNOLOGIES, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

			Additional			Accumulated	Total
	Common Stock		Paid in	Accumulated	Treasury	Comprehensive	Stockholders'
	Shares	Par Value	Capital	Deficit	Stock	Income	Equity

BALANCE — December 31, 2003	8,562,829	$864,305	$21,703,571	$(20,681,568)	$(385,757)	$8,136	$1,508,687

Change in other comprehensive income	—	—	—		—	$6,255	$6,255
Net loss	—	—	—	(113,560)	—	—	(113,560)

Total comprehensive Income	—	—	—	(113,560)	—	6,255	(107,305)

Stock purchase plan	24,938	2,494	18,285	—	—	—	20,779
Exercise of stock options	81,187	8,119	41,851	—	—	—	49,970
Compensation expenses — stock options	—		(18,738)	—	—	—	(18,738)

BALANCE — December 31, 2004	8,668,954	$874,918	$21,744,969	$(20,795,128)	$(385,757)	$14,391	$1,453,393

Change in other comprehensive income	—	—	—	—	—	(6,861)	(6,861)
Net income	—	—	—	381,733	—	—	381,733

Total comprehensive Income	—			381,733		(6,861)	374,872

Stock purchase plan	20,211	2,021	11,247	—	—	—	13,268
Exercise of stock options	148,450	14,845	51,286	—	—	—	66,131
Compensation expenses — stock options	—	—	(121,350)	—	—	—	(121,350)

BALANCE — December 31, 2005	8,837,615	$891,784	$21,686,152	$(20,413,395)	$(385,757)	$7,530	$1,786,314

Change in other comprehensive income	—	—	—		—	$(334,624)	$(334,624)
Net loss	—	—	—	(488,341)	—	—	(488,341)

Total comprehensive Income (loss)	—	—	—	(488,341)	—	(334,624)	(822,965)

Stock purchase plan	15,436	1,544	7,641	—	—	—	9,185
Exercise of stock options	1,750	175	757	—	—	—	932
Compensation expenses — stock options	—	—	29,700	—	—	—	29,700

BALANCE — December 31, 2006	8,854,801	$893,503	$21,724,250	$(20,901,736)	$(385,757)	$(327,094)	$1,003,166

     The accompanying notes are an integral part of these financial statements.

VERAMARK TECHNOLOGIES, INC.
STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	2006	2005	2004

OPERATING ACTIVITIES:
Net income (loss)	$(488,341)	$381,733	$(113,560)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,197,657	1,137,098	855,376
Expense (Recovery) of bad debts	(736)	2,753	(35,269)
Compensation expense — stock options	29,700	(121,350)	(18,738)
(Gain) Loss on disposal of fixed assets	—	—	(1,983)
Unrealized Gain (Losses) on sale of investments	14,336	(6,861)	6,255
Pension assets	(364,834)	(287,990)	(313,874)
Changes in assets and liabilities:
Accounts receivable	79,241	(248,739)	83,859
Inventories	(1,174)	(1,007)	12,466
Prepaid expenses and other current assets	(101,006)	(51,318)	20,700
Deposits and other assets	9,211	—	—
Accounts payable	41,402	(22,307)	85,403
Accrued compensation and related taxes	115,834	7,291	65,957
Deferred revenue	380,653	364,346	(346,217)
Other accrued liabilities	187,792	(52,547)	(21,387)
Pension obligation	518,534	549,742	517,718

Net cash provided by operating activities	1,618,269	1,650,844	796,706

INVESTING ACTIVITIES:
(Purchase) Sale of investments	(249,331)	(219,087)	620,684
Additions to property and equipment	(159,748)	(146,585)	(142,283)
Capitalized software development costs	(1,285,233)	(1,175,281)	(1,278,900)
Proceeds from sale of equipment	—	—	13,531

Net cash used in by investing activities	(1,694,312)	(1,540,953)	(786,968)

FINANCING ACTIVITIES:
Repayment of capital lease obligation	—	—	(2,472)
Exercise of stock options and warrants	932	66,131	49,970
Employee stock purchase plan	9,185	13,268	20,779

Net cash provided by financing activities	10,117	79,399	68,277

NET CHANGE IN CASH AND CASH EQUIVALENTS	(65,926)	189,290	78,015

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	911,310	722,020	644,005

CASH AND CASH EQUIVALENTS, END OF YEAR	$845,384	$911,310	$722,020

		Twelve Months Ended
		December 31
	2006	2005	2004

SUPPLEMENTAL CASH FLOW INFORMATION
Cash Transactions:
Income taxes paid (received)	$18,022	$(1,944)	$22,556
Interest paid	$915	$82	$1,194
The accompanying notes are an integral part of these financial statements.

VERAMARK TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of business — Veramark Technologies, Inc., (the “Company”) designs and produces communications management and operation support software for users and providers of telecommunication services in the global market. The Company operates in one segment.
Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Cash and cash equivalents — The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. The fair value of the Company’s cash and cash equivalents approximates carrying value, which, due to the relatively short maturities and variable interest rates of the instruments, approximates current market rates.
Investments — The Company records its investments in accordance with Statement of Financial Account Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Certain Debt and Equity Securities.” As of December 31, 2006 and 2005, the Company has classified its portfolio as available-for-sale securities. These securities are recorded at fair value, based on quoted market prices in an active market, with net unrealized holding gains and losses reported in stockholders’ equity as accumulated other comprehensive income. At December 31, 2006 and 2005 the carrying value of investments approximated fair market value.
Investments at December 31, 2006 and 2005 consisted of the following:

	2006	2005
Bond Funds	$242,996	$340,092
US Government Securities	606,659	260,232

	$849,655	$600,324

The contractual maturities of the Company’s investments as of December 31, 2006 are primarily due within one year.
Accounts receivable and allowance for doubtful accounts — The Company extends credit to its customers in the normal course of business and collateral is generally not required for trade receivables. Exposure to credit risk is controlled through the use of credit approvals, credit limits and monitoring procedures. Accounts receivable are reported net of an allowance for doubtful accounts. The Company estimates the allowance based on its analysis of specific balances, taking into consideration the age of the past due account and anticipated collections resulting from legal issues. An account is considered past due after thirty (30) days from the invoice date. Based on these factors, there was an allowance for doubtful accounts of $30,000 and $32,000 at December 31, 2006 and 2005, respectively. Changes to the allowance for doubtful accounts are charged to expense and reduced by charge-offs, net of recoveries.
Concentrations of credit risk — Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of investments and accounts receivable. The Company places its cash and investments with quality financial institutions and, by policy, limits the amount of investment exposure to any one financial institution. The Company has not experienced any losses to date on its invested cash and investments.
The Company’s customers are not concentrated in any specific geographic region, nor in any specific industry. As of December 31, 2006, one customer accounted for approximately $346,000 of the total accounts receivable balance. As of December 31, 2005, two customers accounted for approximately $521,000 of the total accounts receivable balance. The Company performs ongoing credit evaluations of its customers’ financial conditions but does not require collateral to support customer receivables. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. Such losses to date have been within managements’ expectations.
The Company maintains cash deposits with major banks, which may from time to time exceed federally insured limits. The Company periodically assesses the financial condition of the institutions and believes that the risk of any loss is minimal.
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
Long-lived assets — In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company tests long-lived assets for recoverability whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No impairment charges were recorded in 2006, 2005, or 2004.

Software development costs meeting recoverability tests are capitalized, under SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed,” and amortized on a product-by-product basis over their economic life, ranging from three to five years, or the ratio of current revenues to current and anticipated revenues from such software, whichever provides the greater amortization in a particular period. The Company capitalized $1,285,233 of development costs in 2006, $1,175,281 of development costs in 2005 and $1,278,900 of development costs in 2004. The Company amortized $936,492 of development costs in 2006, and $867,119 of development costs in 2005 and $577,856 of development costs in 2004. The Company periodically reviews the carrying value of capitalized software development costs and impairments are recognized in the results of operations when the expected future undiscounted operating cash flow derived from the capitalized software is less than its carrying value. No charges for impairment were required in 2006, 2005 or 2004.
Fair Value of Financial Instruments — Statement of Financial Accounting Standards (“SFAS”) No. 107, “Disclosure About Fair Value of Financial Instruments,” requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. SFAS No. 107 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At December 31, 2006 and 2005, the carrying value of certain financial instruments (accounts receivable, accounts payable, and current portion of capital lease obligations) approximates fair value due to the short-term nature of the instruments or interest rates, which are comparable with current rates. At December 31, 2006 and 2005, the Company has no long-term debt.
Revenue recognition — The Company’s revenue consists of revenues from the licensing of software to resellers and end user customers; fees for services rendered to include installation, training, implementation, and customer maintenance contracts; and the outsourcing or hosting of services.
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
Net income (or loss) per common share (“EPS”) is computed in accordance with the provisions of SFAS No. 128, “Earnings Per Share.” Basic EPS is computed by dividing net income (loss) by weighted average shares outstanding. Diluted EPS includes the dilutive effect of stock options and warrants issued. Included in diluted earnings per share in 2005 are 553,972 shares, representing the dilutive effect of stock options issued. There were no dilutive effects of stock options in 2006 or 2004, as the effect would have been anti-dilutive, due to net loss incurred for those years.
Comprehensive Income — Comprehensive income includes all changes in stockholders’ equity during the period except those resulting from investments by owners and distribution to owners. The Company’s comprehensive income includes net loss or earnings, unrealized gains or losses on available for sale investments, and unrecognized prior service costs and gains or loss associated with the Company’s Supplement Executive Retirement Program.
Research and Development Costs — Research and development costs, other than certain software development costs previously disclosed in Note 1, are expensed as incurred. For the years ended December 31, 2006, 2005, and 2004, research and development costs expensed were $890,616, $1,021,338, and $ 1,415,000, respectively.
Stock-Based Compensation — In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the financial statements based on their fair values. That expense will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). We adopted SFAS No. 123R effective beginning January 1, 2006, using the Modified Prospective Application. SFAS No. 123R applies to the new awards modified, repurchased or cancelled after the effective date. The impact of adopting SFAS No. 123R was an increase of $29,700 to operating expenses for the year ended December 31, 2006.
For the years ended December 31, 2005 and 2004, the following table includes disclosures required by SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” and illustrates the effect on net earnings and net earnings per share as if we had applied the fair value recognition provisions of SFAS No. 123:

		2005	2004

Net income (loss), as reported		$381,733	$(113,560)

Add: Stock-based compensation expense included in net income (loss), net of forfeitures and tax effects		(121,350)	(18,738)

Deduct: Total stock-based compensation expense determined under fair value, net of forfeitures and related tax effects		(73,442)	(138,631)

Pro forma net income (loss)		$186,941	$(270,929)

Net income (loss) per common share
	As reported:
	Basic	$0.04	$(0.01)
	Diluted	$0.04	$(0.01)

	Pro forma:
	Basic	$0.02	$(0.03)
	Diluted	$0.02	$(0.03)
For purposes of the disclosure above, the fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2004.

2004

Dividend yield	—

Expected volatility	148.09%

Risk-free interest rate	3.29%

Expected life	5 years
There were no options granted during the year ended December 31, 2005.

Accounting Pronouncements
1)	In December 2004, the FASB issued SFAS 123®, “Share-Based Payment”, which established standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires an issuer to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and the recording of such expense in the consolidated financial statements. This eliminated the exception to account for such awards using the intrinsic value method previously allowable under Accounting Principles Board (APB) Opinion No. 25. Pro forma disclosure of fair value recognition will no longer be an alternative. In addition, the adoption of SFAS No. 123® required additional accounting related to the income tax effects and disclosure regarding the cash flow effects resulting from share-based payment arrangements.

SFAS 123® permits public companies to adopt its requirements using one of two methods:
Modified prospective method: Compensation cost is recognized beginning with the effective date of adoption (a) based on the requirements of SFAS No. 123® for all share-based payments granted after the effective date of adoption and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of adoption that remain unvested on the date of adoption.
Modified retrospective method: Includes the requirements of the modified prospective method described above, but also permits restatement using amounts previously disclosed under the pro forma provisions of SFAS No. 123 either for (a) all periods presented or (b) prior interim periods of the year of adoption.
In March 2005, the SEC released Staff Accounting Bulletin (SAB) 107, “Share-Based Payment”, which expresses views of the SEC Staff about the application of SFAS No. 123®. In April 2005, the SEC issued a rule that SFAS No. 123® will be effective for annual reporting periods beginning on or after June 15, 2005.

SFAS 123® became effective for our first quarter of fiscal 2006 and we opted to utilize the modified prospective method. We have selected the Black-Scholes option-pricing model as the most appropriate fair-value method for our awards and have recognized compensation costs on a straight-line basis over our awards’ vesting periods. Although the adoption of SFAS No. 123® had no adverse impact on our balance sheet or total cash flows, it adversely affected our net income and earnings per share for 2006 by approximately $30,000. The actual effects of SFAS No. 123® depend on numerous factors including the amounts of share-based payments granted in the future, our stock price volatility, estimated forfeiture rates and employee stock option exercise behavior. See Note 1 for the effect on reported net income and earnings per share if we had accounted for our stock option plan using the fair value method in 2005 and 2004.

2)	In December 2004, FASB issued SFAS 153, “Exchanges of Nonmonetary Assets—an amendment to APB Opinion No. 29.” This statement amends APB 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. Adoption of this statement did not expected to have a material impact on our results of operations or financial condition.

3)	In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. These requirements apply to all voluntary changes and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 is effective for fiscal years beginning after December 15, 2005. As such, the Company was required to adopt these provisions at the beginning of the fiscal year ended December 31, 2006. The Adoption of SFAS 154 did not have to have a significant impact on the Company’s financial statements.

4)	In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement NO. 109. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Fin 48 is effective for fiscal years beginning after December 15, 2006. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2007. The Company is currently evaluating the impact of adopting Fin 48 on its financial statements, but does not expect adoption to have a significant effect.

5)	In September 2006, SEC Staff Accounting Bulletin No. 108 (“SAB 108”) was issued to provide guidance on Quantifying Financial Statement Misstatements. SAB 108 addresses how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in current-year financial statements. The SAB 108 requires registrants to quantify misstatements using both the balance sheet and income statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is determined to be material, the SAB 108 allows registrants to record that effect as a cumulative-effect to beginning-of-year retained earnings. SAB 108 is effective for fiscal years ending after November 15, 2006 and early application is encouraged for any interim period of the first fiscal year ending after that date. The Company will adopt SAB 108 in January, 2007 and is currently evaluating the impact of adopting SAB 108 on its financial statements, but does not expect adoption to have a significant effect.
Stock Purchase Plans — Under the Company’s Employee’s Stock Purchase Plan (“ESPP”), employees can purchase Veramark stock at a 15% discount to the lesser of the market price at the beginning or ending date of the six-month periods ending approximately June 30th and December 31st. Employees may elect to make after-tax payroll deduction of 1% to 10% of compensation as defined by the plan to the extent that his or her rights to purchase stock under this plan does not exceed Twenty-Five Thousand Dollars ($25,000) worth of stock (determined at the full market value of the shares at the time such option is granted), and only to the extent that, immediately after the grant, such employee would not own or hold outstanding options to purchase stock, such that his or her combined voting power would exceed 5% of all classes of capital stock of the Company. Employee payroll deductions are for six-month period beginning approximately each January 1 and July 1. Shares of the Company’s common stock are purchased on or about June 30 or December 31 unless the participant has either elected to withdraw from the plan or was terminated. Purchased shares are restricted for sale or transfer for a six-month period. All participants funds received prior to the ESPP purchase dates are held as Company liabilities without interest or other increment. No dividends are paid on employee contributions until shares are purchased. Plan participants purchased 15,436 shares at an average purchase price of $0.60 in 2006, 20,211 shares at an average purchase price of $0.66 in 2005 and 24,938 shares at an average purchase price of $0.83 in 2004.

2.	PROPERTY AND EQUIPMENT

The major classifications of property and equipment as of December 31, 2006 and 2005 are:

	2006	2005

Machinery and equipment	$795,905	$794,314
Computer hardware and software	2,057,099	1,991,877
Furniture and fixtures	1,669,084	1,627,677
Leasehold improvements	1,382,559	1,382,559

	$5,904,647	$5,796,427

Depreciation expense was approximately $261,000, $270,000 and $278,000 for the years ended December 31, 2006, 2005 and 2004, respectively.
3.	ENGINEERING AND SOFTWARE DEVELOPMENT EXPENDITURES

Engineering and software development costs incurred during the years ended December 31, 2006, 2005 and 2004 were recorded as follows:

	2006	2005	2004

Engineering and software development expenses included in the consolidated statements of operations	$890,616	$1,021,338	$1,415,000

Amounts capitalized and included in the consolidated balance sheets	1,285,233	1,175,281	1,278,900

Total costs for engineering and software development	$2,175,849	$2,196,619	$2,693,900

Additionally, the Company recorded amortization of capitalized software development costs of approximately $936,000, $867,000, and $578,000 for the years ended December 31, 2006, 2005 and 2004, respectively. Such amortization is included in cost of sales in the consolidated statements of operations. Estimated aggregate minimum amortization expenses for each of the next five years is:

2007	$930,962
2008	985,128
2009	820,126
2010	530,863
2011	358,276

4.	COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss) for years ended December 31, 2006, 2005 and 2004 was as follows:

	2006	2005	2004

Net income (loss)	$(488,341)	$381,733	$(113,560)
Adjustments to initially apply FASB No. 158
Unrecognized prior service costs	(374,618)	—	—
Unrealized gain (loss) — pension obligation	25,658	—	—
Unrealized gain (loss) on investments	14,336	(6,861)	6,255

Comprehensive income (loss)	$(822,965)	$374,872	$(107,305)

5.	NET INCOME (LOSS) PER SHARE (EPS)

SFAS 128 “Earnings Per Share” requires the Company to calculate its net income (loss) per share based on basic and diluted net income (loss) per share, as defined. Basic EPS excludes dilution and is computed by dividing net income (loss) by the weighted average number of shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The dilutive effect of outstanding options, issued by the Company, are reflected in diluted EPS using the treasury stock method. Under the treasury stock method, options will generally have a dilutive effect when the average market price of common stock during the period exceeds the exercise price of the options.

	Year Ended December 31,
	2006	2005	2004
Basic

Net income (loss)	$(488,341)	$381,733	$(113,560)

Weighted average common shares outstanding	8,843,154	8,755,916	8,606,759

Net income (loss) per common share	$(0.06)	$0.04	$(0.01)

Diluted

Net income (loss)	$(488,341)	$381,733	$(113,560)

Weighted average common shares outstanding	8,843,154	8,755,916	8,606,759

Additional dilutive effect of stock options & warrants after application of treasury stock method	— (1)	553,972	— (1)

Weighted average dilutive shares outstanding	8,843,154	9,309,888	8,606,759

Net income (loss) per common share assuming dilution	$(0.06)	$0.04	$(0.01)

(1)	There were no dilutive effects of stock options and warrants in 2006 or 2004, as the effect would have been anti-dilutive due to the net loss incurred for those years.

6.	INDEMNIFICATION OF CUSTOMERS
The Company’s agreements with customers generally require us to indemnify the customer against claims that its software infringes third party patent, copyright, trademark or other proprietary rights. Such indemnification obligations are generally limited in a variety of industry-standard respects, including our right to replace an infringing product. As of December 31, 2006, the Company had not experienced any material losses related to these indemnification obligations and no material claims with respect thereto were outstanding. The Company does not expect significant claims related to these indemnification obligations, and consequently, the Company has not established any related reserves.

7.	BENEFIT PLANS

The Company sponsors an employee incentive savings plan under section 401(k) for all eligible employees. The Company’s contributions to the plan are discretionary. There have been no contributions to the plan since 1999.

The Company also sponsors an unfunded Supplemental Executive Retirement Program (“SERP”), which is a nonqualified plan that provides certain key employees defined pension benefits. For the years ended December 31, 2006 and 2005, changes to the benefit obligation consisted of the following:

	2006	2005

Benefit obligation-beginning of year	$4,923,978	$4,439,398

Current service cost-benefits earned during the period	270,381	376,627
Interest cost on projected benefit obligation	293,494	263,139
Unrealized gain	(25,658)	—
Plan amendments	(10,630)	4,578
Benefits paid	(159,767)	(159,764)

Benefit obligation-end of year	$5,291,798	$4,923,978

A reconciliation of the SERP plan’s funded status with amounts recognized in the Company’s balance sheets is as follows:

	2006	2005

Actuarial present value of projected benefit obligation	$5,291,798	$4,923,978

Plan assets	—	—

Projected benefit obligation in excess of plan assets	5,291,798	4,923,978

Prior service cost not yet recognized in net periodic pension cost	—	(499,674)

Net amount recognized	$5,291,798	$4,424,304

The discount rate used in determining the actuarial present value of the projected benefit obligation was 6% for 2006, 2005, and 2004. The rate of increase in future compensation levels used in determining the projected benefit obligation ranged from 0% to 3% for 2006, 2005, and 2004.

Pension expense for the years ended December 31, 2006 and 2005 consisted of the following.

	2006	2005	2004
Current service cost	$270,381	$376,627	$323,006
Amortization of prior service	125,056	65,161	88,169
Interest costs	293,494	263,139	276,472

Total pension expense	$688,931	$704,927	$687,647

Effective with the year ended December 31, 2006 the Company adopted FASB No. 158 “Employers Accounting for Defined Benefit Pension and Other Postretirement Plans.” FASB 158 requires the Company to recognize the over funded or under funded status of a defined postretirement plan as an asset or liability in its balance sheet and to recognize changes in the funded status in the year in which the changes occur through comprehensive income. The Statement further requires companies to measure its plan assets and obligations as of the date of the company’s fiscal year end balance sheet. Accordingly the Company has moved the annual measurement date of its Supplemental Executive Retirement Program from October 31 to December 31.

As a result of the adoption of FASB No.158 the Company has adjusted its pension liability as of December 31, 2006 for unrecognized prior service costs of $374,618 and recorded an unrealized gain of $25,658 related to the pension obligation, both of which have been included in other comprehensive income.

The Company maintains life insurance covering certain key employees under its Supplemental Executive Retirement Program with the Company named as beneficiary. The Company intends to use the death benefits of these policies, as well as loans against the accumulating cash surrender value of the policies, to fund the pension obligation. The total death benefit associated with these policies is $10.2 million, with an associated accumulated cash surrender value of approximately $2,866,000 at December 31, 2006. The accumulated cash surrender values of these policies at December 31, 2005, was approximately $2,502,000. All of the current accumulated cash surrender values are available to meet current pension obligations, or to fund current general operations of the Company in the event that should become necessary.

The projected future pension benefits under this plan are as follows, assuming a retirement age of 65 and a life expectancy of 80 years for all participants:

Year Ending December 31,
2007	$195,767
2008	447,692
2009	496,906
2010	496,906
2011	466,772
2012-2016	2,714,535

8.	STOCKHOLDERS’ EQUITY

The Company has reserved 4,500,000 shares of its common stock for issuance under its 1998 Stock Option Plan. As of December 31, 2006, 1,927,638 shares of common stock were available for future grants. The plan provides for options, which may be issued as nonqualified or qualified incentive stock options. All options granted are exercisable in increments of 20 — 100% per year beginning one year from the date of grant. All options granted to employees have a ten year term.

A summary of stock option and warrant transactions for the years ended December 31, 2006, 2005 and 2004 is shown below:

	2006		2005		2004

		WEIGHTED		WEIGHTED		WEIGHTED
		AVERAGE		AVERAGE		AVERAGE
	SHARES	PRICE	SHARES	PRICE	SHARES	PRICE
Options

Shares under option, beginning of year	2,865,028	$2.37	3,345,303	$2.30	3,547,470	$2.32

Options granted	10,000	0.55	—	—	91,833	1.31
Options exercised	(1,750)	0.53	(148,450)	0.45	(81,187)	0.62
Options terminated	(83,000)	2.82	(331,825)	2.56	(212,813)	2.77

Shares under option, end of year	2,790,278	$2.35	2,865,028	$2.37	3,345,303	$2.30

Shares exercisable	2,723,753	$2.39	2,714,253	$2.47	2,799,682	$2.42

Weighted average fair value of options granted	$0.49		$0.00		$1.37

Exercise price of options outstanding	$0.28-$10.41		$0.28-$10.41		$0.28-$10.41

Warrants

Warrants outstanding, beginning of year	—	—	—	—	14,701	$6.17
Warrants granted	—	—	—	—	—	—
Warrants exercised	—	—	—	—	—	—
Warrants expired	—	—	—	—	(14,701)	6.17

Warrants outstanding, end of year	—	—	—	—	—	—

Exercise price of warrants outstanding	—	—	—	—	—	—

The following table summarizes information relating to currently outstanding and exercisable stock options as of December 31, 2006:

	Weighted
	Average
	Remaining
	Contractual		Weighted		Weighted
Range of	Life	Options	Average	Options	Average
Exercise Prices	(in years)	Outstanding	Exercise Price	Exercisable	Exercise Price
$0.28—$ 1.49	5	1,232,983	$0.51	1,169,458	$0.50
$1.50—$ 4.99	2	991,270	2.52	988,270	2.52
$5.00—$10.41	1	566,025	6.06	566,025	6.06

	3	2,790,278	$2.35	2,723,753	$2.39

9.	SALES INFORMATION

Sales to two customers were approximately $3,172,000 or 31% of the Company’s total sales in 2006. Sales to these same two customers were approximately $3,812,000 or 35% of the Company’s total sales in 2005 and $3,687,000 or 33% of the Company’s total sales in 2004.

10.	INCOME TAXES

The income tax provision includes the following:

	2006	2005	2004

Current income tax expense:
Federal	$—	$—	$—
State	—	—	—

	$—	$—	$—

Deferred income tax provision (benefit):
Federal	$(269,343)	65,363	(290,768)
State	(14,926)	15,846	(21,240)
Change in valuation allowance	284,269	(81,209)	312,008

	$—	$—	$—

The income tax provision differs from those computed using the statutory federal tax rate of 34%, due to the following:

	2006	2005	2004

Tax expense (benefit) at statutory federal rate	$(166,036)	$129,789	$(38,610)
State tax, net of federal tax expense (benefit)	(14,650)	11,452	(3,407)
Change in valuation allowance	284,269	(81,209)	312,008
Other	(2,809)	—	—
Nondeductible expenses	26,757	6,284	4,618
Deferred tax adjustment-fixed assets	(64,806)	24,519	(284,847)
Deferred tax adjustment-net operating loss	13,849	23,811	44,237
General business credits	(76,574)	(114,646)	(33,999)

	$—	$—	$—

Deferred income taxes recorded in the balance sheets results from differences between financial statement and tax reporting of income and deductions. A summary of the composition of the deferred income tax assets (liabilities) follows:

	2006	2005

General business credits	$1,585,761	$1,507,272
Net operating losses	3,882,355	3,915,203
Deferred compensation	2,271,581	1,995,936
Alternative minimum tax credits	322,216	322,216
Inventory	659	211
Accounts receivable	11,100	11,840
Capitalized software	(1,174,892)	(1,045,858)
Fixed assets	240,647	149,265
Other	93,609	90,767
New York State ITC	94,322	96,237

	7,327,358	7,043,089
Valuation allowance	(7,327,358)	(7,043,089)

Net deferred asset (liability)	$—	$—

The Company has $10,492,850 of net operating loss carryforwards available as of December 31, 2006. Of that total, $682,000 is limited to a utilization of approximately $100,000 annually. The carryforwards expire in varying amounts in 2012 through 2026. The valuation allowance increased by $284,269 during the year ended December 31, 2006.

The Company’s tax credit carryforwards as of December 31, 2006 are as follows:

Description	Amount	Expiration Dates
General business credits	$1,585,761	2007 — 2026

New York State investment tax credits	$94,322	2007 — 2021

Alternative minimum tax credits	$322,216	No expiration date
Cash paid for income taxes during the years ended December 31, 2006, 2005 and 2004 totaled $18,022, $(1,944), and $22,556 respectively.

11.	COMMITMENTS AND CONTINGENCIES

Lease Obligations — The Company leases current manufacturing and office facilities and certain equipment under operating leases, which expire at various dates through 2008. Rent expense under all operating leases (exclusive of real estate taxes and other expenses payable under the leases) was approximately $373,000, $409,000, and $470,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

Minimum lease payments as of December 31, 2006 under operating leases are as follows:

Year Ending December 31,	Operating Leases

2007	$361,895
2008	693

$362,588

The current term of the Company’s lease on its Pittsford facility expires October 31, 2007. Under the terms of that agreement the Company will exercise its option to renew that lease for an additional three years through October 31, 2010.

Legal Matters — The Company is subject to litigation from time to time in the ordinary course of business. In the opinion of management, there is no pending or threatened proceeding against the Company, if adversely determined, would have a material effect on the Company’s financial condition or results of operations.

12. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
Summarized quarterly financial information for the years ended December 31, 2006 and 2005 is as follows:

	Three Months Ended
	March 31	June 30	September 30	December 31
2006
Net sales	$2,444,196	$2,606,281	$2,589,637	$2,721,036
Gross profit	$1,919,857	$2,032,188	$2,027,206	$2,201,644

Net income (loss)	$(57,477)	$(207,052)	$(172,873)	$(50,939)
Net income (loss)
per common share
- Basic	$(0.01)	$(0.02)	$(0.02)	$(0.01)
- Diluted	$(0.01)	$(0.02)	$(0.02)	$(0.01)

2005
Net sales	$2,626,372	$2,661,356	$2,668,821	$2,902,322
Gross profit	$2,186,321	$2,221,472	$2,214,768	$2,348,304

Net income (loss)	$(85,286)	$249,723	$(48,407)	$265,703
Net income (loss)
per common share
- Basic	$(0.01)	$0.03	$(0.01)	$0.03
- Diluted	$(0.01)	$0.03	$(0.01)	$0.03

Item 9A. Controls and Procedures
     Based upon an evaluation as of the end of the period covered by this report, the Company’s Chief Executive Officer and Vice President of Finance (Chief Financial Officer) concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There have been no changes in the Company’s internal controls over financial reporting, that occurred during the period covered by this report, that have materially affected, or are reasonably likely to materially affect the Company’s internal controls over financial reporting.
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

PART III
Item 10 Directors and Executive Officers of the Registrant
     Information relating to the officers and directors of the Company and the Committees of the Company’s Board of Directors is incorporated herein by reference to portions of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held May 21, 2007, under the headings “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance.”
     The following lists the names and ages of all executive officers of the Company, all persons chosen to become executive officers, all positions and offices with the Company held by such persons, and the business experience during the past five years of such persons. All officers and directors were elected to their present positions for terms ending on May 21, 2007, and until their respective successors are elected and qualified.
MANAGEMENT
Directors and Executive Officers of the Registrant
     The Directors and executive officers of Veramark are as follows:

Name	Age	Position
David G. Mazzella	66	Chairman of the Board, President and CEO

William J. Reilly	58	Director

Charles A. Constantino	67	Director

John E. Gould	62	Director

Andrew W. Moylan	67	Director

Michael R. Holly	60	Director

Martin F. LoBiondo	43	Senior Vice President

Ronald C. Lundy	55	Vice President of Finance and CFO

Douglas F. Smith	62	Vice President – Operations
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
     John E. Gould has been a Director of Veramark since August 1997. For more than five years, Mr. Gould was a Partner in Gould & Wilkie LLP, a general practice law firm located in New York City. On May 1, 2002, Gould & Wilkie LLP combined with Thompson Hine LLP, a larger general practice law firm with headquarters in Cleveland, Ohio. Mr. Gould serves on the Executive Committee of Thompson Hine LLP. Mr. Gould is also Chairman of the American Geographical Society and a Director of the Gerber Life Insurance Company.
     Andrew W. Moylan has been a Director of Veramark since September 2004. Mr. Moylan is currently the President of BCS plc. North America, a risk management software company. Prior to his current position, Mr. Moylan had served as President, Chief Operating Officer and Director of MarketDataInsite. Mr. Moylan was also a senior Partner in the Deloitte management consulting practice in New York for 20 years.
     Michael R. Holly was appointed a Director of Veramark in September 2006. Since 2004 Mr. Holly has been President of MRH Consulting LLC, where he advises companies seeking debt and equity growth capital, and management groups involved in acquisitions and the execution of consolidation, growth, and value creation strategies in portfolio companies. Prior to that, for more than five years, Mr. Holly was a founding partner and Managing Director of Safeguard International Fund, a private $350 million equity fund which made control investments and implemented growth strategies in portfolio companies in the United States and Europe. Mr. Holly is a Certified Public Accountant in the state of Pennsylvania.
     Martin F. LoBiondo was appointed Senior Vice President of Veramark in January 2007. Mr. LoBiondo joined Veramark in 2000 and has served since that time as Vice President of Engineering and Development. Prior to joining Veramark, Mr. LoBiondo served in various engineering management positions with Xerox Corporation.
     Ronald C. Lundy was appointed Vice President of Finance and Chief Financial Officer in March 2007. Since joining Veramark in 1984 he has held a variety of financial management positions, the most recent having been Treasurer since August of 1993. Prior to that he held various financial positions with Rochester Instrument Systems, Inc. from 1974-1983.

     Douglas F. Smith was appointed Vice President of Operations in December 1998. Mr. Smith has been an employee of the Company since 1984 as Order Administration Manager and then as Director of Operations. Prior to joining the Company, Mr. Smith held various management positions with Rochester Instrument Systems, Inc.
The Company has adopted a Code of Business Conduct and Ethics for all principal executive officers, directors, and employees of the Company. A copy of this code is incorporated by reference to portions of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held May 21, 2007, as “Exhibit C.” A copy of the Code of Business Conduct and Ethics is available, without charge, upon written request to the Company’s Treasurer at the Company’s corporate offices.
Item 11 Executive Compensation
     Information relating to executive compensation is incorporated by reference to portions of to the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held May 21, 2007, under the heading “Executive Compensation.”
Common Stock Performance Comparison
     The following graph shows a five-year comparison of cumulative total returns for owners of the Common Stock compared to an Index for NASDAQ stocks and the NASDAQ Telecommunications Index based upon year-end closing prices including a closing price on December 31, 2006 of $0.80 per share for the Common Stock.

Item 12 Security Ownership of Certain Beneficial Owners and Management
     Information relating to the security holdings of more than five percent holders and directors and officers of the Company is incorporated herein by reference to portions of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held May 21, 2007, under the headings “Executive Compensation” and “Stock Options.”
Item 13 Certain Relationships and Related Transactions
     Information related to certain relationships and related transactions of the Company, are incorporated herein by reference to portions of the Company’s Proxy Statement, for the Annual Meeting of Shareholders to be held May 21, 2007, under the heading “Certain Relationships and Related Transactions.”

PART IV
Item 14 Principal Accounting Fees and Services
Information relating to accounting fees and services incurred by and provided to the Company are incorporated herein by reference to portions of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held May 21, 2007, under the heading “Audit Fees and Services.”
Item 15 Exhibits, Consolidated Financial Statement Schedule and Reports on Form 8-K
(a)	Financial Statements as set forth under Item 8 of this report on Form 10-K

(b)	Exhibits required to be filed by Item 601 of Regulation S-K
(11.1)	Calculation of earnings per share

(31.1)	CEO Certification Pursuant to Rule 13a-14(a) and 15d-14(a), as adopted to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	CFO Certification Pursuant to Rule 13a-14(a) and 15d-14(a), as adopted to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Action of 2002.

(32.2)	CFO Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Action of 2002.
(c)	Schedules required to be filed by Regulation S-X
(99)	Valuation and Qualifying Accounts
All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
VERAMARK TECHNOLOGIES, INC., Registrant
/s/ David G. Mazzella
David G. Mazzella, President and CEO
Dated: March 19, 2007
/s/ Ronald C. Lundy
Ronald C. Lundy, Vice President of Finance and CFO
Dated: March 19, 2007
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

Signature	Capacity	Date
/s/ David G. Mazzella	Chairman of the Board, Director	March 19, 2007

David G. Mazzella

/s/ John E. Gould	Director	March 19, 2007
John E. Gould

/s/ William J. Reilly	Director	March 19, 2007
William J. Reilly

/s/ Michael R. Holly	Director	March 19, 2007
Michael R. Holly

/s/ Charles A. Constantino	Director	March 19, 2007
Charles A. Constantino

/s/ Andrew W. Moylan	Director	March 19, 2007
Andrew W. Moylan