Form 10-Q
period 2007-03-31
VERAMARK TECHNOLOGIES INC
filed 2007-05-14
CIK 747605

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
Quarterly Report Under Section 13 or 15 (d)
of the Securities Exchange Act of 1934
For Quarter Ended March 31, 2007
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
YES ☐  NO ☑
The number of shares of Common Stock, $.10 par value, outstanding as of March 31, 2007 was 8,855,201.

INDEX

Page
PART I	FINANCIAL INFORMATION

Item 1	Financial Statements

Condensed Balance Sheets -
	March 31, 2007 (Unaudited) and December 31, 2006	3 — 4

Condensed Statements of Operations (Unaudited)
	Three Months Ended March 31, 2007 and 2006	5

Condensed Statements of Cash Flows (Unaudited)
	Three Months Ended March 31, 2007 and 2006	6 — 7

	Notes To Condensed Financial Statements (Unaudited)	8 — 11

Item 2	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	12 — 20

Item 3	Quantative and Qualitative Disclosures About Market
	Risk	21

Item 4	Controls and Procedures	21

PART II	OTHER INFORMATION

Item 5	Certification of Chief Executive Officer and Chief
	Financial Officer	22

Item 6	Exhibits	22

	Officers’ Certifications and Signatures	23 — 27

VERAMARK TECHNOLOGIES, INC.
CONDENSED BALANCE SHEETS

	(Unaudited)
	March 31,	December 31,
	2007	2006
ASSETS
CURRENT ASSETS:

Cash and cash equivalents	$939,115	$845,384
Investments	970,768	849,655
Accounts receivable, trade (net of allowance for doubtful accounts of $38,000 and $30,000, respectively)	1,448,857	1,443,685
Inventories, net	38,437	32,898
Prepaid expenses and other current assets	308,577	262,133

Total Current Assets	3,705,754	3,433,755

PROPERTY AND EQUIPMENT

Cost	5,876,825	5,904,647
Less accumulated depreciation	(5,250,063)	(5,235,398)

Property and Equipment (Net)	626,762	669,249

OTHER ASSETS:

Software development costs (net of accumulated amortization of $1,459,903 and $1,246,121, respectively)	3,265,800	3,175,385
Pension assets	2,890,293	2,866,470
Deposits and other assets	788,534	788,534

Total Other Assets	6,944,627	6,830,389

TOTAL ASSETS	$11,277,143	$10,933,393

The accompanying notes are an integral part of these financial statements.

VERAMARK TECHNOLOGIES, INC.
CONDENSED BALANCE SHEETS

	(Unaudited)
	March 31,	December 31,
	2007	2006
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$307,678	$317,158
Accrued compensation and related taxes	705,909	680,930
Deferred revenue	3,421,523	3,317,119
Current portion of pension obligation	263,634	195,767
Other accrued liabilities	307,945	323,222

Total Current Liabilities	5,006,689	4,834,196

Pension obligation	5,141,231	5,096,031

Total Liabilities	10,147,920	9,930,227

STOCKHOLDERS’ EQUITY:
Common Stock, par value $.10; shares authorized, 40,000,000; shares issued and outstanding, 8,935,426 and 8,935,026	893,543	893,503
Additional paid-in capital	21,727,382	21,724,250
Accumulated deficit	(20,784,224)	(20,901,736)
Treasury stock (80,225 shares, at cost)	(385,757)	(385,757)
Accumulated other comprehensive income	(321,721)	(327,094)

Total Stockholders’ Equity	1,129,223	1,003,166

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,277,143	$10,933,393

The accompanying notes are an integral part of these financial statements.

VERAMARK TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
	March 31,
	2007	2006

NET SALES
Product sales	$736,475	$739,644
Service sales	2,612,167	1,704,552

Total Net Sales	3,348,642	2,444,196

COSTS AND OPERATING EXPENSES:
Cost of sales	987,944	524,339
Engineering and software development	250,947	152,709
Selling, general and administrative	2,004,491	1,832,639

Total Costs and Operating Expenses	3,243,382	2,509,687

INCOME (LOSS) FROM OPERATIONS	105,260	(65,491)

NET INTEREST INCOME	12,252	8,014

INCOME (LOSS) BEFORE INCOME TAXES	117,512	(57,477)

INCOME TAXES	—	—

NET INCOME (LOSS)	$117,512	$(57,477)

NET INCOME (LOSS) PER SHARE
Basic	$0.01	$(0.01)

Diluted	$0.01	$(0.01)

The accompanying notes are an integral part of these financial statements.

VERAMARK TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2007	2006
OPERATING ACTIVITIES:
Net income (loss)	$117,512	$(57,477)
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities
Depreciation and amortization	276,659	315,707
Expense of bad debts	7,470	11,000
Compensation expense-stock options	3,000	10,000
Increase in cash surrender value of company-owned life insurance Policies	(23,823)	(23,823)
Realized gain (loss) on sale of investments	5,373	(2,125)

Changes in assets and liabilities
Accounts receivable	(12,642)	(70,738)
Inventories	(5,539)	(25,452)
Prepaid expenses and other current assets	(46,444)	(44,608)
Accounts payable	(9,480)	(51,708)
Accrued compensation and related taxes	24,979	(136,782)
Deferred revenue	104,404	293,678
Other accrued liabilities	(15,277)	8,163
Pension obligation	113,067	123,466

Net cash flows provided by operating activities	539,259	349,301

INVESTING ACTIVITIES:
Purchase of investments	(121,113)	(11,135)
Capitalized software development costs	(304,197)	(373,091)
Additions to property and equipment	(20,390)	(53,147)

Net cash flows used by investing activities:	(445,700)	(437,373)

FINANCING ACTIVITY:
Exercise of stock options	172	933

Net cash flows provided by financing activities	172	933

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	93,731	(87,139)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	845,384	911,310

CASH AND CASH EQUIVALENTS, END OF PERIOD	$939,115	$824,171

	Three Months Ended
	March 31,
	2007	2006
SUPPLEMENTAL CASH FLOW INFORMATION
Cash Transactions:
Income taxes paid, net	$404	$500
Interest paid	$453	$83
The accompanying notes are an integral part of these financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(1) GENERAL
     The accompanying unaudited financial statements include all adjustments of a normal and recurring nature which, in the opinion of Company’s management, are necessary to present fairly the Company’s financial position as of March 31, 2007, the results of its operations for the three months ended March 31, 2007 and 2006, and cash flows for the three months ended March 31, 2007 and 2006.
     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed financial statements should be read in conjunction with the financial statements and related notes contained in the Company’s annual report on Form 10-K to the Securities and Exchange Commission for the year ended December 31, 2006.
     The results of operations and cash flows for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year’s operation.
(2) PROPERTY AND EQUIPMENT
The major classifications of property and equipment at March 31, 2007, and December 31, 2006 were:

	March 31,	December 31,
	2007	2006

Machinery and equipment	$795,905	$795,905
Computer hardware and software	2,027,702	2,057,099
Furniture and fixtures	1,670,659	1,669,084
Leasehold improvements	1,382,559	1,382,559

	$5,876,825	$5,904,647

For the quarter ended March 31, 2007, the Company recorded depreciation expense of $62,877. Depreciation expense for the quarter ended March 31, 2006 was $67,194.
(3) STOCK-BASED COMPENSATION
The Company’s primary type of share-based compensation consists of stock options, generally vesting over four years. For the quarters ended March 31, 2007 and 2006, the company did not issue any stock options.
A summary of the status of the Company’s stock option plan as of March 31, 2007 is presented below:

		Average	Average	Remaining
		Exercise	Grant-Date	Contractual	Intrinsic
	Shares	Price	Fair Value	Term (Yrs)	Value
Outstanding as of December 31, 2006	2,790,278	$2.35	$1.92	3.3	$1,157,625
Granted	—	—			—
Exercised	(400)	0.43			(32)
Canceled	(1,900)	4.68			(1,577)

Outstanding as of March 31, 2007	2,787,978	$2.35	$1.92	3.1	$1,156,016

Options exercisable at March 31, 2007	2,730,828	$2.38	$1.94	3.0	$1,150,195

As of March 31, 2007, there was $14,011 of total unrecognized compensation cost related to non-vested share-based compensation arrangements related to stock options granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.2 years.
(4) TOTAL COMPREHENSIVE INCOME (LOSS)
     Total comprehensive income (loss) for the first quarter of 2007 and 2006 was as follows:

	Three Months Ended March 31,
	2007	2006

Net income (loss)	$117,512	$(57,477)
Unrealized gain (loss) on investments	5,373	(2,125)

Total comprehensive loss	$122,885	$(59,602)

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

Calculations of Earnings (Loss) Per Share

	Three Months Ended
	March 31,
	2007	2006
Basic

Net income (loss)	$117,512	$(57,477)

Weighted average common shares outstanding	8,855,134	8,838,373

Net income (loss) per common share	$0.01	$(0.01)

Diluted

Net income (loss)	$117,512	$(57,477)

Weighted average common shares outstanding	8,855,134	8,838,373

Additional dilutive effect of stock options and warrants after application of treasury stock method	567,361	—

Weighted average dilutive shares outstanding	9,422,495	8,838,373

Net income (loss) per common share assuming full obligation	$0.01	$(0.01)

There were no dilutive effects of stock options in the first quarter of 2006, as the effect would have been anti-dilutive due to the net loss incurred.
(6) INDEMNIFICATION OF CUSTOMERS
Our agreements with customers generally require us to indemnify the customer against claims that our software infringes third party patent, copyright, trademark or other proprietary rights. Such indemnification obligations are generally limited in a variety of industry-standard respects, including our right to replace an infringing product. As of March 31, 2007 we had not experienced any material losses related to these indemnification obligations and no material claims with respect thereto were outstanding. We do not expect significant claims related to these indemnification obligations, and consequently, we have not established any related reserves.
(7) BENEFIT PLANS
The Company sponsors an employee incentive savings plan under Section 401(k) for all eligible employees. The Company’s contributions to the plan are discretionary. There were no contributions to the plan for the three months ended March 31, 2007 and 2006.

The Company also sponsors an unfunded Supplemental Executive Retirement Program (“SERP”), which is a non-qualified plan that provides certain key employees defined pension benefits. Periodic pension expense for the three months ended March 31, 2007 and 2006 consists of the following:

	Three Months Ended March 31,
	2007	2006
Current Service Cost	$68,180	$69,503
Amortization of Prior Service Cost	15,700	22,123
Interest Cost	78,720	73,374

Pension Expense	$162,600	$165,000

The Company paid pension obligations of $49,533 for the three months ended March 31, 2007 and $41,534 for the three months ended March 31, 2006.
The discount rate used in determining the actuarial present value of the projected benefit obligation was 6% for the three months ended March 31, 2007 and 2006.
The Company maintains life insurance covering certain key employees under its Supplemental Executive Retirement Program with the Company named as beneficiary. The Company intends to use the death benefits of these policies, as well as loans against the accumulating cash surrender value of the policies, to fund future pension obligations. The total death benefit associated with these policies is $10.2 million, with an associated accumulated cash surrender value of approximately $2,890,000 at March 31, 2007. The accumulated cash surrender values of these policies at December 31, 2006 was approximately $2,866,000.

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
Overview
Sales of $3,349,000 for the three months ended March 31, 2007 increased 37% from sales of $2,444,000 for the three months ended March 31, 2006. Net income of $118,000 for the three months ended March 31, 2007 increased $175,000 from the net loss of $57,000 incurred for the first three months of 2006.
The increase in sales was primarily attributable to revenues generated from the three year managed services contract to provide Telecommunication Expense Management (TEM) services to Sears Holding Corporation (SHC) pursuant to a contract announced in the fourth quarter of 2006. Additionally we realized increased sales of our eCAS and VeraSMART products and services.
Orders received for VeraSMART during the first quarter of 2007 increased 50% from the orders received in the first quarter of 2006 and included orders from organizations such as eBay, Kimberly Clark, University of Phoenix, and The Connecticut Department of Revenue, among others. Portions of the revenues associated with these orders will be recognized in the second quarter. Subsequent to the end of the first quarter we received a three year extension of our current managed service contract with Travelers Indemnity Company. The expected revenue from this extension will approximate $575,000 over the term of the agreement.
For the quarter ended March 31, 2007 we generated a positive cash flow of$215,000 and increased the value of deferred revenues, which essentially represents backlog, by $105,000.
Sales
Sales generated through our Managed Services operation for the first quarter of 2007 increased 656% from the first quarter a year ago as a result of revenues generated from our contract with SHC. Our VeraSMART enterprise software is an integral component of the TEM solution to SHC including inventory management, analysis and optimization of all telecom services, contract management to validate terms and conditions of carriers, process management, and network management of the day to day inventory life cycle. Veramark currently provides solutions on a managed service basis to nine companies, including St. Paul /Travelers, Coca Cola, Lockheed Martin, Bank of America, and Sony Corporation. Managed services accounted for 27% of total first quarter revenues.

Sales of VeraSMART product and services for the first quarter of 2007 increased 37% over sales generated for the first quarter of 2006, accounting for 20% of total first quarter revenues. During the quarter, implementations of VeraSMART products included CBS, The Port of Portland, Watson Pharmaceutical, John Wiley and Company, and Children’s Hospital of Cincinnati.
Sales of eCAS product and services for the quarter ended March 31, 2007 increased 7% from the same period of 2006 as a result of increased maintenance revenues generated. Sales to the company’s largest channel of distribution for call accounting products, Avaya, Inc. and its master distribution channels, decreased 5% from prior year levels, but that shortfall was compensated for by increased eCAS sales through other channels.
Partially offsetting the increased sales from managed services, VeraSMART, and eCAS, was a decrease in maintenance revenues realized from VeraSMART’s predecessor product, The Quantum Series, which decreased 46% for the first quarter of 2007 as compared with the first quarter of 2006. New sales of Quantum were discontinued in April 2003 with the initial introduction of VeraSMART. Maintenance support for the Quantum product will cease in its entirety as of December 31, 2007.
Cost of Sales
Gross margin, (defined as sales minus cost of sales) increased 23% from $1,920,000 for the three months ended March 31, 2006 to $2,361,000 for the three months ended March 31, 2007, though representing a lower percentage of total sales. The gross margin percentage of 70% for the three months ended March 31, 2007 compares with a gross margin percentage of 79% for the same three months of 2006. The lower gross margin percentage results from fees paid to a third party contractor utilized in providing portions of the services associated with the SHC contract.
Operating Expenses
Engineering and Software development expenses, net of software capitalization, totaled $251,000 for the three months ended March 31, 2007, an increase of 64% from the first three months of 2006. Though gross spending for engineering and software development expenses increased just 6% from a year ago, lower capitalization of development costs in 2007 resulted in higher expenses charged to the Company’s statement of operations. The table below summarizes both gross and net engineering and software development expenses incurred, as well as development costs capitalized and amortized for both the three months ended March 31, 2007 and 2006.

	Three Months Ended
	March 31,
	2007	2006

Gross expenditures for engineering and software development	$555,000	$526,000

Less: Software development costs capitalized	(304,000)	(373,000)

Net expenses for engineering and software development included in the Company’s statement of operations	251,000	153,000

Plus: Software development costs amortized and charged to cost of sales	214,000	249,000

Total Expense Recognized	$465,000	$402,000

Selling, general, and administrative (SG&A) expenses of $2,004,000 for the three months ended March 31, 2007 compares with SG&A expenses of $1,833,000 for the three months ended March 31, 2006, an increase of $171,000, or 9%. The increased spending includes staffing additions made to the sales force, initiated in 2006, which have increased compensation and associated travel expenses in 2007 as compared with the previous year.
Liquidity and Capital Resources
For the quarter ended March 31, 2007 we generated a positive cash flow of $215,000 increasing our total cash position (cash plus short term investments) from $1,695,000 at December 31, 2006 to $1,910,000 at March 31, 2007. The increased cash flow was primarily attributable to the increased sales revenue realized in the first quarter.
Accounts receivable of $1,449,000 at March 31, 2007 increased $5,000 from $1,444,000 at December 31, 2006. The reserve for bad debts has been increased from $30,000 at December 31, 2006 to $38,000 at March 31, 2007 reflecting minor shifts in the overall aging of receivables, though the company does not anticipate any significant collection difficulties.
Prepaid expenses increased from $262,000 at December 31, 2006 to $309,000 at March 31, 2007. The increase was attributable to prepayments made to a third party contractor providing services associated with the SHC managed service contract. It is expected that those prepayments will be charged to cost of sales during the second quarter of 2007.
The total cost value of property and equipment at March 31, 2007 of $5,877,000 decreased $28,000 from the total cost value of property and equipment of $5,905,000 at December 31, 2006. During the first quarter we disposed of $48,000 of obsolete capital assets, all of which had been fully depreciated. New capital additions in the first quarter totaled $20,000.
Software development costs capitalized and carried on the balance sheet at March 31, 2007 total $3,266,000, an increase of 3% from the capitalized development costs of $3,175,000 at December 31, 2006. During the first quarter of 2007 we capitalized $304,000 of software development costs and amortized $214,000 of previously capitalized costs, which were charged to cost of sales for the quarter.
Pension assets of $2,890,000 at March 31, 2007 increased from $2,866,000 at December 31, 2006. These assets consist of the cash surrender values of company-owned life insurance policies designed to fund future pension obligations of the Company. These cash surrender values are also available to fund current operations in the event that should become necessary.
Current liabilities increased $173,000, or 4%, from $4,834,000 at December 31, 2006 to $5,007,000 at March 31, 2007 as a result of increases of $105,000 in deferred revenues and a $68,000 in the current portion of the Company’ pension obligation. Deferred revenues, which essentially represent a portion of our current backlog, consist of services for which we have billed customers, but for which we have not yet performed the contracted service, and therefore have not recognized the associated revenue. The vast majority of currently deferred revenues are expected to be converted to revenue over the next twelve months. Deferred revenues do not include revenues that will arise from current managed service contracts. The increased current pension obligation reflects the previously announced December 31, 2007 retirement of the company’s current CEO.
Stockholders equity of $1,129,000 at March 31, 2007 increased $126,000 from the December 31, 2006 balance of $1,003,000, primarily as a result of the first quarter 2007 net profit of $118,000.
Given the company’s current cash and investment position, overall liquidity and absence of debt, it is the opinion of management that sufficient resources are available to fully fund operations and support ongoing product development efforts for the next twelve months and beyond.

Accounting Pronouncements
1)	In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115”. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. This Statement applies to all entities, including not-for-profit organizations. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2008. The Company is currently evaluating the impact of SFAS 159 on its financial statements.

2)	In December 2004, the FASB issued SFAS 123®, “Share-Based Payment”, which established standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires an issuer to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and the recording of such expense in the consolidated financial statements. This eliminated the exception to account for such awards using the intrinsic value method previously allowable under Accounting Principles Board (APB) Opinion No. 25. Pro forma disclosure of fair value recognition will no longer be an alternative. In addition, the adoption of SFAS No. 123® required additional accounting related to the income tax effects and disclosure regarding the cash flow effects resulting from share-based payment arrangements.

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
3)	In December 2004, FASB issued SFAS 153, “Exchanges of Nonmonetary Assets—an amendment to APB Opinion No. 29.” This statement amends APB 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. Adoption of this statement did not have a significant impact on our results of operations or financial condition.
4)	In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. These requirements apply to all voluntary changes and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 is effective for fiscal years beginning after December 15, 2005. As such, the Company was required to adopt these provisions at the beginning of the fiscal year ended December 31, 2006. The Adoption of SFAS 154 did not have to have a significant impact on the Company’s financial statements.
5)	In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement NO. 109. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Fin 48 is effective for fiscal years beginning after December 15, 2006. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2007. The Company is currently evaluating the impact of adopting Fin 48 on its financial statements, but does not expect adoption to have a significant effect.
6)	In September 2006, SEC Staff Accounting Bulletin No. 108 (“SAB 108”) was issued to provide guidance on Quantifying Financial Statement Misstatements. SAB 108 addresses how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in current-year financial statements. The SAB 108 requires registrants to quantify misstatements using both the balance sheet and income statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is determined to be material, the SAB 108 allows registrants to record that effect as a cumulative-effect to beginning-of-year retained earnings. SAB 108 is effective for fiscal years ending after November 15, 2006 and early application is encouraged for any interim period of the first fiscal year ending after that date. The Company will adopt SAB 108 in January, 2007 and is currently evaluating the impact of adopting SAB 108 on its financial statements, but does not expect adoption to have a significant effect.

Critical Accounting Policies
     The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported therein. The most significant of these involving difficult or complex judgments include:
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

PART II — OTHER INFORMATION
Item 5: Certification of Chief Executive Officer and Chief Financial Officer
The Company’s Chief Executive Officer and the Company’s Chief Financial Officer have provided the certifications with respect to this Form 10-Q that are required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. These certifications have been filed as Exhibits 31.1 and 31.2 and Exhibits 32.1 and 32.2, respectively.
Item 6: Exhibits and Reports on Form 8-K
(a)	Exhibits required by Item 601 of Regulation S-K
(I) Registrant’s Condensed Financial Statements for the three months ended March 31, 2007 and 2006 are set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.
(31.1) CEO Certification Pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(31.2) CFO Certification Pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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
VERAMARK TECHNOLOGIES, INC.
REGISTRANT
Date: May 11, 2007

/s/ David G. Mazzella
David G. Mazzella
President and CEO

Date: May 11, 2007

/s/ Ronald C. Lundy
Ronald C. Lundy
Vice President of Finance and CFO