Form 10-Q
period 2007-06-30
VERAMARK TECHNOLOGIES INC
filed 2007-08-13
CIK 747605

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
Quarterly Report Under Section 13 or 15 (d)
of the Securities Exchange Act of 1934
For Quarter Ended June 30, 2007
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
YES ☐ NO ☑
The number of shares of Common Stock, $.10 par value, outstanding as of June 30, 2007 was 8,967,071.

VERAMARK TECHNOLOGIES, INC.
CONDENSED BALANCE SHEETS

	(Unaudited)
	June 30,	December 31,
	2007	2006
ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$600,443	$845,384
Investments	1,575,675	849,655
Accounts receivable, trade (net of allowance for doubtful accounts of $35,000 and $30,000, respectively)	1,291,351	1,443,685
Inventories, net	29,845	32,898
Prepaid expenses and other current assets	285,409	262,133

Total Current Assets	3,782,723	3,433,755

PROPERTY AND EQUIPMENT

Cost	5,894,188	5,904,647
Less accumulated depreciation	(5,310,529)	(5,235,398)

Property and Equipment (Net)	583,659	669,249

OTHER ASSETS:

Software development costs (net of accumulated amortization of $1,691,497 and $1,246,121, respectively)	3,254,856	3,175,385
Pension assets	2,937,455	2,866,470
Deposits and other assets	830,756	788,534

Total Other Assets	7,023,067	6,830,389

TOTAL ASSETS	$11,389,449	$10,933,393

The accompanying notes are an integral part of these financial statements.

VERAMARK TECHNOLOGIES, INC.
CONDENSED BALANCE SHEETS

	(Unaudited)
	June 30,	December 31,
	2007	2006
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$231,370	$317,158
Accrued compensation and related taxes	824,148	680,930
Deferred revenue	3,395,637	3,317,119
Current portion of pension obligation	313,134	195,767
Other accrued liabilities	292,201	323,222

Total Current Liabilities	5,056,490	4,834,196

Pension obligation	5,169,397	5,096,031

Total Liabilities	10,225,887	9,930,227

STOCKHOLDERS’ EQUITY:
Common Stock, par value $.10; shares authorized, 40,000,000; shares issued and outstanding, 9,047,296 and 8,935,026	904,730	893,503
Additional paid-in capital	22,045,774	21,724,250
Accumulated deficit	(21,104,368)	(20,901,736)
Treasury stock (80,225 shares, at cost)	(385,757)	(385,757)
Accumulated other comprehensive income	(296,817)	(327,094)

Total Stockholders’ Equity	1,163,562	1,003,166

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,389,449	$10,933,393

The accompanying notes are an integral part of these financial statements.

VERAMARK TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
NET SALES
Product sales	$828,542	$829,043	$1,565,016	$1,568,687
Service sales	2,219,541	1,777,238	4,831,709	3,481,790

Total Net Sales	3,048,083	2,606,281	6,396,725	5,050,477

COSTS AND OPERATING EXPENSES:
Cost of sales	749,835	574,093	1,737,779	1,098,432
Engineering and software development	296,500	198,301	547,447	351,010
Selling, general and administrative	2,334,527	2,048,755	4,339,018	3,881,394

Total Costs and Operating Expenses	3,380,862	2,821,149	6,624,244	5,330,836

LOSS FROM OPERATIONS	(332,779)	(214,868)	(227,519)	(280,359)

NET INTEREST INCOME	12,635	7,816	24,887	15,830

LOSS BEFORE INCOME TAXES	(320,144)	(207,052)	(202,632)	(264,529)

INCOME TAXES	—	—	—	—

NET LOSS	$(320,144)	$(207,052)	$(202,632)	$(264,529)

NET LOSS PER SHARE
Basic	$(0.03)	$(0.02)	$(0.02)	$(0.03)

Diluted	$(0.03)	$(0.02)	$(0.02)	$(0.03)

The accompanying notes are an integral part of these financial statements.

VERAMARK TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2007	2006
OPERATING ACTIVITIES:
Net loss	$(202,632)	$(264,529)
Adjustments to reconcile net loss to net cash flows provided by operating activities
Depreciation and amortization	571,403	630,749
Expense of bad debts	4,470	(1,506)
Compensation expense-stock options	282,000	18,700
Increase in cash surrender value of company-owned life insurance Policies	(70,985)	(72,446)
Realized loss on sale of investments	—	(1,356)

Changes in assets and liabilities
Accounts receivable	147,864	346,106
Inventories	3,053	(18,145)
Prepaid expenses and other current assets	(23,276)	(70,496)
Deposits and other assets	(42,222)	8,211
Accounts payable	(85,788)	(88,386)
Accrued compensation and related taxes	143,218	(20,498)
Deferred revenue	78,518	176,617
Other accrued liabilities	(31,021)	(3,106)
Pension obligation	222,133	246,933

Net cash flows provided by operating activities	996,735	886,848

INVESTING ACTIVITIES:
Purchase of investments	(727,143)	(114,626)
Capitalized software development costs	(524,847)	(689,486)
Additions to property and equipment	(40,437)	(78,031)

Net cash flows used by investing activities:	(1,292,427)	(882,143)

FINANCING ACTIVITY:
Exercise of stock options	43,710	932
Proceeds from employee stock purchase plan	7,041	4,706

Net cash flows provided by financing activities	50,751	5,638

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(244,941)	10,343

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	845,384	911,310

CASH AND CASH EQUIVALENTS, END OF PERIOD	$600,443	$921,653

	Six Months Ended
	June 30,
	2007	2006
SUPPLEMENTAL CASH FLOW INFORMATION
Cash Transactions:
Income taxes paid, net	$1,859	$4,500
Interest paid	$575	$144
The accompanying notes are an integral part of these financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(1) GENERAL
     The accompanying unaudited financial statements include all adjustments of a normal and recurring nature which, in the opinion of Company’s management, are necessary to present fairly the Company’s financial position as of June 30, 2007, the results of its operations for the three and six months ended June 30, 2007 and 2006, and cash flows for the six months ended June 30, 2007 and 2006.
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
     The results of operations and cash flows for the three and six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year’s operation.
(2) PROPERTY AND EQUIPMENT
     The major classifications of property and equipment at June 30, 2007, and December 31, 2006 were:

	June 30,	December 31,
	2007	2006
Machinery and equipment	$795,905	$795,905
Computer hardware and software	2,039,273	2,057,099
Furniture and fixtures	1,670,659	1,669,084
Leasehold improvements	1,388,351	1,382,559

	$5,894,188	$5,904,647

For the three and six months ended June 30, 2007, the Company recorded depreciation expense of $63,150 and $126,027. Depreciation expense for the three and six months ended June 30, 2006 was $66,530 and $133,724.
(3) STOCK-BASED COMPENSATION
The Company’s primary type of share-based compensation consists of stock options. For the quarter ended June 30, 2007 the company issued 432,485 stock options, 400,000 of which vest immediately. The remaining 32,485 stock options vest one year from the date of grant. There were no stock options granted in the first quarter of 2007.
     A summary of the status of the Company’s stock option plan as of June 30, 2007 is presented below:

		Average	Average	Remaining
		Exercise	Grant-Date	Contractual	Intrinsic
	Shares	Price	Fair Value	Term (Yrs)	Value
Outstanding as of December 31, 2006	2,790,278	$2.35	$1.92	3.3	$1,157,625
Granted	432,485	0.78			—
Exercised	(101,650)	0.43			(8,132)
Canceled	(619,600)	2.79			(303,551)

Outstanding as of June 30, 2007	2,501,513	$2.05	$1.69	4.6	$845,942

Options exercisable at June 30, 2007	2,439,678	$2.08	$1.71	4.5	$842,381

As of June 30, 2007, there was $23,162 of total unrecognized compensation cost related to non-vested share-based compensation arrangements related to stock options granted under the Plan. That cost is expected to be recognized over a weighted-average period of 0.6 years.
(4) TOTAL COMPREHENSIVE INCOME (LOSS)
     Total comprehensive income (loss) for the three and six months ended June 30, 2007 and 2006 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Net loss	$(320,144)	$(207,052)	$(202,632)	$(264,529)
Amortization of Prior Services	31,400	—	31,400	—
Unrealized loss on investments	(6,496)	(4,232)	(1,123)	(6,357)

Total Comprehensive Loss	$(295,240)	$(211,284)	$(172,355)	$(270,886)

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

Calculations of Earnings (Loss) Per Share

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Basic

Net Loss	$(320,144)	$(207,052)	$(202,632)	$(264,529)

Weighted average common shares outstanding	8,940,855	8,839,452	8,897,994	8,838,913

Net loss per common share	$(0.03)	$(0.02)	$(0.02)	$(0.03)

Diluted

Net loss	$(320,144)	$(207,052)	$(202,632)	$(264,529)

Weighted average common shares outstanding	8,940,855	8,839,452	8,897,994	8,838,913
Additional dilutive effect of stock options and warrants after application of treasury stock method	—	—	—	—

Weighted average dilutive shares outstanding	8,940,855	8,839,452	8,897,994	8,838,913

Net loss per common share assuming full obligation	$(0.03)	$(0.02)	$(0.02)	$(0.03)

There were no dilutive effects of stock options for the three and six months ended June 30, 2007 and 2006, as the effect would have been anti-dilutive due to the net losses incurred.
(6) INDEMNIFICATION OF CUSTOMERS
Our agreements with customers generally require us to indemnify the customer against claims that our software infringes third party patent, copyright, trademark or other proprietary rights. Such indemnification obligations are generally limited in a variety of industry-standard respects, including our right to replace an infringing product. As of June 30, 2007 we had not experienced any material losses related to these indemnification obligations and no material claims with respect thereto were outstanding. We do not expect significant claims related to these indemnification obligations, and consequently, we have not established any related reserves.
(7) BENEFIT PLANS
The Company sponsors an employee incentive savings plan under Section 401(k) for all eligible employees. The Company’s contributions to the plan are discretionary. There were no contributions to the plan for the three and six months ended June 30, 2007 and 2006.

The Company also sponsors an unfunded Supplemental Executive Retirement Program (“SERP”), which is a non-qualified plan that provides certain key employees defined pension benefits. Periodic pension expense for the three and six months ended June 30, 2007 and 2006 consists of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Current Service Cost	$68,180	$69,503	$136,360	$139,006
Amortization of Prior Service Cost	15,700	22,123	31,400	44,246
Interest Cost	78,720	73,374	157,440	146,748

Pension Expense	$162,600	$165,000	$325,200	$330,000

The Company paid pension obligations of $103,067 for the six months ended June 30, 2007 and $83,067 for the six months ended June 30, 2006.
The discount rate used in determining the actuarial present value of the projected benefit obligation was 6% for the three and six months ended June 30, 2007 and 2006.
The Company maintains life insurance covering certain key employees under its Supplemental Executive Retirement Program with the Company named as beneficiary. The Company intends to use the death benefits of these policies, as well as loans against the accumulating cash surrender value of the policies, to fund future pension obligations. The total death benefit associated with these policies is $10.2 million, with an associated accumulated cash surrender value of approximately $2,937,000 at June 30, 2007. The accumulated cash surrender values of these policies at December 31, 2006 was approximately $2,866,000.

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
Overview
Sales of $3,048,000 for the three months ended June 30, 2007 increased 17% from sales of $2,606,000 for the three months ended June 30, 2006. For the six months ended June 30, 2007 sales of $6,397,000 increased 27% from sales of $5,050,000 for the first six months of 2006. The increase in sales for both periods was attributable to a growth in revenues generated from Managed Service contracts, in addition to increased sales of VeraSMART products and services.
The net loss incurred for the three months ended June 30, 2007 was $320,000 or $0.03 per share, which compares with a net loss of $207,000, or $0.02 per share for the same three month period of 2006. For the six months ended June 30, 2007 the net loss of $203,000, or $0.02 per share compares with a net loss of $265,000, or $0.03 per share, for the six months ended June 30, 2006.
Results for the second quarter and year were impacted by the grant of 432,485 stock options to selected long-term employees. In accordance with SFAS 123, “Share-based Payments” which requires the expensing of stock options, $279,000 of compensation expense was recorded during the second quarter. During the first six months of 2007 a total of 619,600 previously granted stock options either expired without being exercised, or were terminated. As of June 30, 2007 there are 2,501,513 stock options outstanding as compared with 2,760,878 stock options outstanding as of June 30, 2006. Results for the six months ended June 30, 2007 as compared with the prior year were also impacted by lower capitalization of software development costs, and an increase in cost of sales attributable to fees paid a third party contractor to fulfill portions of our managed service contract with Sears Holding Corporation.
Orders for the three months ended June 30, 2007 increased 11% from the same quarter of 2006 and increased 2% for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006.
During the second quarter we announced the release of VeraSMART 6.0, the latest in a series of enhancements to our VeraSMART Communications Management suite. Key features of this new release include enhanced invoice processing, payment tracking, contract management capabilities, and new reporting functionality. VeraSMART 6.0 integrates with accounts payable and general ledger systems allowing for automatic invoice alerts, the measurement of invoiced charges against contractual commitments, and compares actual usage against wireless plans.
Cash and investments at June 30, 2007 totaled $2,176,000, an increase of 14%, or $266,000 from the March 31, 2007 total of $1,910,000.
Sales
Sales of VeraSMART products and services increased 130% and 76% respectively, for the three and six months ended June 30, 2007 as compared with the same three and six month periods of 2006. New client installations of VeraSMART completed during the second quarter included Kimberly Clark, Connecticut Department of Revenue, Bechtel, and The Ohio Department of Jobs.
Managed Service revenues for the three months ended June 30, 2007 increased 378% for the three months ended June 30, 2006 and 516% for the six months ended June 30, 2007 as compared with the first six months of 2006. The increase in Managed Service revenues include the revenue derived from the three year Telecommunication Expense Management (TEM) contract signed with Sears Holding Corporation in late 2006.
Sales of eCAS products and services decreased from 2006 levels due to lower sales through our largest distribution channel, Avaya and its master distributors. For the three and six months ended June 30, 2007 sales of eCAS products and services decreased 18% and 6% respectively, from 2006 levels for the same three and six month periods.
Cost of Sales
Gross margins (defined as sales less cost of sales) of $2,298,000 and $4,659,000 increased from gross margins of $2,032,000 and $3,952,000, or 13% and 18% respectively, as compared with the three and six months ended June 30, 2006, reflecting the increased sales volumes for 2007 versus the prior year. For the six months ended June 30, 2007 the gross margin as a percentage of sales has declined from 78% of sales to 73% of sales as a result of a higher cost structure required to support our Managed Service clients than would be typical of a direct sale of software.
Operating Expenses
Expenses for Engineering and Software Development, net of software capitalization, increased for both the three and six months ended June 30, 2007 as compared with the same of three and six month periods of 2006, primarily as a result of a decrease in the amount of development costs capitalized as compared with the prior year. Expenses, net of capitalization, of $297,000 for the three months ended June 30, 2007 and $548,000 for the six months ended June 30, 2006 compared with expenses, net of capitalization, of $198,000 and $351,000 for the same periods of 2006. The table below summarizes gross engineering and software development expenses incurred, development cost capitalized, and the resulting net engineering expenses charged to operations for the three and six months ended June 30, 2007 and 2006.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Gross expenditures for engineering & software development	$518,000	$514,000	$1,073,000	$1,040,000
Less: Software development costs capitalized	(221,000)	(316,000)	(525,000)	(689,000)

Net expense for engineering and software	$297,000	$198,000	$548,000	$351,000

Selling, General and Administrative (SG&A) expenses of $2,335,000 and $4,339,000 incurred for the three and six months ended June 30, 2007 increased from SG&A expenses of $2,049,000 and $3,881,000 for the three and six months ended June 30, 2006. The increase in expense incurred for the second quarter 2007 versus the same quarter of 2006 results entirely from the issuance of employees stock options, discussed in the overview section of this report, the non-cash expense for which totaled $282,000. The higher expense level for the six months ended June 30, 2007 as compared with the prior year reflects, in addition to the expenses associated with the issuance of the stock options, an increase in accruals required to meet contractual bonus obligations due in 2008.
Liquidity and Capital Resources
Cash in the bank and the value of short- term investments at June 30, 2007 total $2,176,000, an increase of $266,000 from the March 31, 2007 total of $1,910,000, and an increase of $481,000 from the December 31, 2006 balance of $1,695,000. The growth in cash balances stem from the increased sales volumes realized during the first six months of 2007 as compared with the first six months of 2006.
Accounts receivable at June 30, 2007 are $1,291,000, down from $1,444,000 at December 31, 2006. The reserve for bad debts at June 30, 2007 is $35,000 which compares with a reserve of $30,000 at December 31, 2006. We have incurred no significant collection problems during the first half of 2007, and have experienced only minor variations in the overall aging of current receivables.
Prepaid expenses of $286,000 at June 30, 2007 increased $24,000, or 9% from the December 31, 2006 balance of $262,000. The increase reflects second quarter prepayments for the renewal of business insurance policies whose coverage’s extend through the balance of 2007 and into 2008.
The cost value of property and equipment at June 30, 2007 of $5,894,000 includes $20,000 of new capital equipment purchased during the second quarter. Capital equipment purchases for the first six months of 2007 total $40,000. During the first half of 2007 we have disposed of approximately $51,000 of equipment, all of which had been fully depreciated and removed from service.
As of June 30, 2007 the value of software development costs capitalized and carried on our balance sheet is $3,255,000, an increase of 3% from the December 31, 2006 balance of $3,175,000. For the six months ended

June 30, 2007 we have capitalized $525,000 of developments costs versus the capitalization of $689,000 of development costs for the first six months of 2006. Amortization of previously capitalized development costs charged to cost of sales totaled $445,000 for the first six months of 2007, versus $497,000 of amortization costs incurred for the first six months of 2006.
Pension assets, which consist of the cash surrender values of company-owned life insurance policies designed to fund future pension obligations, total $2,937,000 at June 30, 2007. The cash surrender value of these policies totaled $2,866,000 at December 31, 2006.
Current liabilities at June 30, 2007 are $5,056,000, of which $3,396,000, or 67% represent deferred revenues, which essentially are a component of the Company’s backlog. Deferred revenues consist of services for which we have billed customers, but for which we have not yet performed the contracted service, and accordingly have not yet recognized the associated revenues. The majority of deferred revenues will be converted to revenues over the next twelve months. Total current liabilities at December 31, 2006 were $4,834,000, of which deferred revenues accounted for 69%, or $3,317,000 of the total.
Stockholders equity at June 30, 2007 is $1,164,000 as compared with $1,003,000 at December 31, 2006. The net change includes the net loss of $203,000 incurred for the six months of 2007, which was offset by an increase in paid-in capital associated with the issuance of stock options and $51,000 of proceeds received from the exercise of 101,650 employee stock options and the purchase of 10,620 shares of common stock through the Company’s Employee Stock Purchase Plan.
In light of the Company’s current cash and investment position, overall liquidity and the absence of debt, it is management’s opinion that sufficient resources are available to meet all operating requirements and support ongoing development efforts for the next twelve months and beyond.

Accounting Pronouncements
1)	In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115”. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. This Statement applies to all entities, including not-for-profit organizations. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2008. The Company is currently evaluating the impact of SFAS 159 on its financial statements.

2)	In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement NO. 109. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Fin 48 is effective for fiscal years beginning after December 15, 2006. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2007. Adoption of Fin 48 does not have a significant effect on the Company’s financial statements.

3)	In September 2006, SEC Staff Accounting Bulletin No. 108 (“SAB 108”) was issued to provide guidance on Quantifying Financial Statement Misstatements. SAB 108 addresses how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in current-year financial statements. The SAB 108 requires registrants to quantify misstatements using both the balance sheet and income statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is determined to be material, the SAB 108 allows registrants to record that effect as a cumulative-effect to beginning-of-year retained earnings. SAB 108 is effective for fiscal years ending after November 15, 2006 and early application is encouraged for any interim period of the first fiscal year ending after that date. Adoption of SAB 108 did not have a significant effect on the Company’s financial statements.

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
Item 4 Controls and Procedures
     Based upon an evaluation as of the end of the period covered by this report, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There have been no changes in the Company’s internal controls over financial reporting, that occurred during the period covered by this report, that have materially affected, or are reasonably likely to materially affect the Company’s internal controls over financial reporting.
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

PART II — OTHER INFORMATION
Item 4: Submission of Matters to a Vote of Security Holders
The 2007 Annual Meeting of stockholders was held on May 21, 2007. The following matters were voted upon and received the votes set forth below:
A. Election of Directors. The individuals named below were re-elected to serve as members of the Board of Directors of the Company to serve until the next annual meeting of stockholders and until their successors shall have been elected and qualified:

Director	Votes Cast
	For	Withheld
		Authority

Charles A. Constantino	5,904,864	2,128,008
John E. Gould	5,910,464	2,122,408
Andrew W. Moylan	5,901,364	2,131,508
David G. Mazzella	5,925,516	2,107,356
William J. Reilly	5,910,764	2,122,108
Michael R. Holly	5,910,964	2,121,908
B. Ratification of the appointment of independent auditors for the year ending December 31, 2007. At the meeting the following votes and abstentions were cast with respect to the ratification of the appointment of Rotenberg & Co., LLP as independent auditors for the year ending December 31, 2007:

For:	6,453,238
Against:	1,482,341
Abstain	97,292
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
(I) Registrant’s Condensed Financial Statements for the three and six months ended June 30, 2007 and 2006 are set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
VERAMARK TECHNOLOGIES, INC.
REGISTRANT

Date: August 10, 2007

/s/ David G. Mazzella David G. Mazzella
President and CEO

Date: August 10, 2007

/s/ Ronald C. Lundy Ronald C. Lundy
Vice President of Finance and CFO