Form 10-Q
period 2007-09-30
VERAMARK TECHNOLOGIES INC
filed 2007-11-13
CIK 747605

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
Quarterly Report Under Section 13 or 15 (d)
of the Securities Exchange Act of 1934
For Quarter Ended September 30, 2007
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
YES ☐     NO ☑
The number of shares of Common Stock, $.10 par value, outstanding as of September 30, 2007 was 9,075,571.

VERAMARK TECHNOLOGIES, INC.
CONDENSED BALANCE SHEETS

	(Unaudited)
	September 30,	December 31,
	2007	2006
ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$697,000	$845,384
Investments	1,566,951	849,655
Accounts receivable, trade (net of allowance for doubtful accounts of $35,000 and $30,000, respectively)	1,171,915	1,443,685
Inventories, net	30,809	32,898
Prepaid expenses and other current assets	309,277	262,133

Total Current Assets	3,775,952	3,433,755

PROPERTY AND EQUIPMENT

Cost	5,926,423	5,904,647
Less accumulated depreciation	(5,368,065)	(5,235,398)

Property and Equipment (Net)	558,358	669,249

OTHER ASSETS:

Software development costs (net of accumulated amortization of $1,931,996 and $1,246,121, respectively)	3,192,634	3,175,385
Pension assets	2,986,973	2,866,470
Deposits and other assets	830,756	788,534

Total Other Assets	7,010,363	6,830,389

TOTAL ASSETS	$11,344,673	$10,933,393

The accompanying notes are an integral part of these financial statements.

VERAMARK TECHNOLOGIES, INC.
CONDENSED BALANCE SHEETS

	(Unaudited)
	September 30,	December 31,
	2007	2006
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$267,522	$317,158
Accrued compensation and related taxes	843,624	680,930
Deferred revenue	3,272,456	3,317,119
Current portion of pension obligation	362,634	195,767
Other accrued liabilities	191,319	323,222

Total Current Liabilities	4,937,555	4,834,196

Pension obligation	5,213,264	5,096,031

Total Liabilities	10,150,819	9,930,227

STOCKHOLDERS’ EQUITY:
Common Stock, par value $.10; shares authorized, 40,000,000; shares issued and outstanding, 9,155,796 and 8,935,026	915,580	893,503
Additional paid-in capital	22,097,193	21,724,250
Accumulated deficit	(21,164,435)	(20,901,736)
Treasury stock (80,225 shares, at cost)	(385,757)	(385,757)
Accumulated other comprehensive income	(268,727)	(327,094)

Total Stockholders’ Equity	1,193,854	1,003,166

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,344,673	$10,933,393

The accompanying notes are an integral part of these financial statements.

VERAMARK TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
NET SALES
Product sales	$799,167	$876,781	$2,364,184	$2,445,467
Service sales	2,129,073	1,712,856	6,960,781	5,194,647

Total Net Sales	2,928,240	2,589,637	9,324,965	7,640,114

COSTS AND OPERATING EXPENSES:
Cost of sales	704,853	562,431	2,442,632	1,660,863
Engineering and software development	322,887	185,202	870,334	536,212
Selling, general and administrative	1,980,160	2,025,219	6,319,178	5,906,613

Total Costs and Operating Expenses	3,007,900	2,772,852	9,632,144	8,103,688

LOSS FROM OPERATIONS	(79,660)	(183,215)	(307,179)	(463,574)

NET INTEREST INCOME	19,593	10,342	44,480	26,172

LOSS BEFORE INCOME TAXES	(60,067)	(172,873)	(262,699)	(437,402)

INCOME TAXES	—	—	—	—

NET LOSS	$(60,067)	$(172,873)	$(262,699)	$(437,402)

NET LOSS PER SHARE
Basic	$(0.01)	$(0.02)	$(0.03)	$(0.05)

Diluted	$(0.01)	$(0.02)	$(0.03)	$(0.05)

The accompanying notes are an integral part of these financial statements.

VERAMARK TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2007	2006
OPERATING ACTIVITIES:
Net loss	$(262,699)	$(437,402)
Adjustments to reconcile net loss to net cash flows provided by operating activities
Depreciation and amortization	876,737	943,810
Expense of bad debts	3,486	1,494
Compensation expense-stock options	289,000	24,700
Increase in cash surrender value of company-owned life insurance Policies	(120,503)	(143,076)
Realized loss on sale of investments	—	(2,922)

Changes in assets and liabilities
Accounts receivable	268,284	220,112
Inventories	2,089	18,806
Prepaid expenses and other current assets	(47,144)	(98,501)
Deposits and other assets	(42,222)	8,211
Accounts payable	(49,636)	49,495
Accrued compensation and related taxes	162,694	(84,666)
Deferred revenue	(44,663)	261,732
Other accrued liabilities	(131,903)	(10,269)
Pension obligation	331,200	370,400

Net cash flows provided by operating activities	1,234,720	1,121,924

INVESTING ACTIVITIES:
Purchase of investments	(706,030)	(221,287)
Capitalized software development costs	(703,124)	(1,053,693)
Additions to property and equipment	(79,970)	(96,950)

Net cash flows used by investing activities:	(1,489,124)	(1,371,930)

FINANCING ACTIVITY:
Exercise of stock options	98,979	932
Proceeds from employee stock purchase plan	7,041	4,706

Net cash flows provided by financing activities	106,020	5,638

NET DECREASE IN CASH AND CASH EQUIVALENTS	(148,384)	(244,368)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	845,384	911,310

CASH AND CASH EQUIVALENTS, END OF PERIOD	$697,000	$666,942

	Nine Months Ended
	September 30,
	2007	2006
SUPPLEMENTAL CASH FLOW INFORMATION
Cash Transactions:
Income taxes paid, net	$4,042	$17,141
Interest paid	$1,075	$619
The accompanying notes are an integral part of these financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(1) GENERAL
     The accompanying unaudited financial statements include all adjustments of a normal and recurring nature which, in the opinion of Company’s management, are necessary to present fairly the Company’s financial position as of September 30, 2007, the results of its operations for the three and nine months ended September 30, 2007 and 2006, and cash flows for the nine months ended September 30, 2007 and 2006.
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
     The results of operations and cash flows for the three and nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year’s operation.
(2) PROPERTY AND EQUIPMENT
The major classifications of property and equipment at September 30, 2007, and December 31, 2006 were:

	September 30,	December 31,
	2007	2006
Machinery and equipment	$795,905	$795,905
Computer hardware and software	2,065,380	2,057,099
Furniture and fixtures	1,676,787	1,669,084
Leasehold improvements	1,388,351	1,382,559

	$5,926,423	$5,904,647

For the three and nine months ended September 30, 2007, the Company recorded depreciation expense of $64,835 and $190,862. Depreciation expense for the three and nine months ended September 30, 2006 was $64,549 and $198,273.
(3) STOCK-BASED COMPENSATION
The Company’s primary type of share-based compensation consists of stock options. For the quarter ended September 30, 2007 the company issued 100,000 stock options, which vest over a four year period.
A summary of the status of the Company’s stock option plan as of September 30, 2007 is presented below:

		Weighted	Weighted
		Average	Average	Remaining
		Exercise	Grant-Date	Contractual	Intrinsic
	Shares	Price	Fair Value	Term (Yrs)	Value
Outstanding as of December 31, 2006	2,790,278	$2.35	$1.92	3.3	$1,157,625
Granted	532,485	0.80			—
Exercised	(210,150)	0.47			(17,772)
Canceled	(658,170)	2.89			(334,943)

Outstanding as of September 30, 2007	2,454,443	$2.03	$1.67	4.6	$804,910

Options exercisable at September 30, 2007	2,316,408	$2.10	$1.73	4.3	$803,609

As of September 30, 2007, there was $77,422 of total unrecognized compensation cost related to non-vested share-based compensation arrangements related to stock options granted under the Plan. That cost is expected to be recognized over a weighted-average period of 2.1 years.
(4) TOTAL COMPREHENSIVE INCOME (LOSS)
     Total comprehensive income (loss) for the three and nine months ended September 30, 2007 and 2006 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net loss	$(60,067)	$(172,873)	$(262,699)	$(437,402)
Amortization of Prior Service Costs	15,700	—	47,100	—
Unrealized gain on investments	12,390	16,241	11,267	9,884
Total Comprehensive Loss	$(31,977)	$(156,632)	$(204,332)	$(427,518)

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

Calculations of Earnings (Loss) Per Share

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Basic

Net Loss	$(60,067)	$(172,873)	$(262,699)	$(437,402)

Weighted average common shares outstanding	9,004,789	8,847,273	8,933,593	8,841,699

Net loss per common share	$(0.01)	$(0.02)	$(0.03)	$(0.05)

Diluted

Net loss	$(60,067)	$(172,873)	$(262,699)	$(437,402)

Weighted average common shares outstanding	9,004,789	8,847,273	8,933,593	8,841,699

Additional dilutive effect of stock options and warrants after application of treasury stock method	—	—	—	—

Weighted average dilutive shares outstanding	9,004,789	8,847,273	8,933,593	8,841,699

Net loss per common share assuming full obligation	$(0.01)	$(0.02)	$(0.03)	$(0.05)

There were no dilutive effects of stock options for the three and nine months ended September 30, 2007 and 2006, as the effect would have been anti-dilutive due to the net losses incurred.
(6) INDEMNIFICATION OF CUSTOMERS
Our agreements with customers generally require us to indemnify the customer against claims that our software infringes third party patent, copyright, trademark or other proprietary rights. Such indemnification obligations are generally limited in a variety of industry-standard respects, including our right to replace an infringing product. As of September 30, 2007 we had not experienced any material losses related to these indemnification obligations and no material claims with respect thereto were outstanding. We do not expect significant claims related to these indemnification obligations, and consequently, we have not established any related reserves.
(7) BENEFIT PLANS
The Company sponsors an employee incentive savings plan under Section 401(k) for all eligible employees. The Company’s contributions to the plan are discretionary. There were no contributions to the plan for the three and nine months ended September 30, 2007 and 2006.
The Company also sponsors an unfunded Supplemental Executive Retirement Program (“SERP”), which is a non-qualified plan that provides certain key employees defined pension benefits. Periodic pension expense for the three and nine months ended September 30, 2007 and 2006 consists of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Current Service Cost	$68,180	$69,503	$204,540	$208,509
Amortization of Prior Service Cost	15,700	22,123	47,100	66,369
Interest Cost	78,720	73,374	236,160	220,122

Pension Expense	$162,600	$165,000	$487,800	$495,000

The Company paid pension obligations of $156,600 for the nine months ended September 30, 2007 and $124,600 for the nine months ended September 30, 2006.
The discount rate used in determining the actuarial present value of the projected benefit obligation was 6% for the three and nine months ended September 30, 2007 and 2006.
The Company maintains life insurance covering certain key employees under its Supplemental Executive Retirement Program with the Company named as beneficiary. The Company intends to use the death benefits of these policies, as well as loans against the accumulating cash surrender value of the policies, to fund future pension obligations. The total death benefit associated with these policies is $10.2 million, with an associated accumulated cash surrender value of approximately $2,987,000 at September 30, 2007. The accumulated cash surrender values of these policies at December 31, 2006 was approximately $2,866,000.

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
Overview
Sales for the quarter ended September 30, 2007 of $2,928,000 increased 13% from sales of $2,590,000 for the quarter ended September 30, 2006. For the nine months ended September 30, 2007 sales of $9,325,000 represent an increase of 22% from sales of $7,640,000 for the first nine months of 2006.
The net loss for the quarter ended September 30, 2007 of $60,000, or $0.01 per share, was an improvement from the net loss of $173,000, or $0.02 per share, for the same quarter of 2006. For the nine months ended September 30, 2007 the net loss of $263,000, or $0.03 per share, compares with net loss of $437,000, or $0.05 per share, for the first nine months of 2006.
Total orders booked for the nine months ended September 30, 2007 decreased 5% from the same nine month period of 2006 primarily due to the planned reduction in orders for maintenance renewals associated with discontinued Quantum Series of products. Support for Quantum, VeraSMART’s predecessor in the enterprise market, has been gradually phased out since 2003 when new sales of Quantum were suspended with the introduction of the VeraSMART® product line. Support for Quantum will cease entirely at December 31, 2007. Orders for eCAS products and services have decreased 14% for the first nine months of 2007 from 2006 levels, primarily through our largest distribution channel for eCAS, Avaya Inc. and Avaya’s master distributors. Offsetting the decline in eCAS orders and Quantum maintenance renewals has been increased orders for VeraSMART and Managed Services of 43% and 38% respectively, for the nine months ended September 30, 2007 versus the first nine months of 2006.
To increase future order rates for eCAS and subsequent to the close of the third quarter we announced a new release of eCAS, version 5.0. Featuring an innovative fresh look eCAS 5.0 streamlines the operation for the user with an advanced user interface and increased functionality, in addition to an improved and simplified installation process which allows users to download upgrades via the web.
Sales
Sales of VeraSMART products and services for the three and nine months ended September 30, 2007 increased 62% and 71%,respectively, from the same three and nine month periods of 2006. During the third quarter new installations of VeraSMART were completed with the City of Kansas City, Google, Novell, and the Bank of

Montreal. Sales of VeraSMART have accounted for 24% of 2007 sales as compared with 17% of sales a year ago.
Revenues generated from Managed Service contracts increased 347% for the three months ended September 30, 2007 and 458% for the nine months ended September 30, 2007 as compared with the same three and nine month periods of 2006, with the majority of the increased revenues attributable to the contract signed with Sears Holding Corporation in late 2006. In addition to Sears, we now provide managed solutions to ten clients pursuant to multi-year contracts. Revenues from Managed Service contracts have accounted for 22% of total 2007 sales, up from 5% of total sales during 2006.
Sales of eCAS, our core telemanagement product, have decreased in 2007 from levels experienced in 2006. Sales of eCAS for the three months ended September 30, 2007 decreased 16% from the same quarter a year ago, and 10% for the nine months ended September 30, 2007 from prior year levels. The decrease in sales is attributable to lower sales volumes generated from Avaya Inc. and its master distribution channels.
Cost of Sales
Gross margin (defined as sales minus cost of sales) of $2,223,000 for the three months ended September 30, 2007 increased 10% from the gross margin of $2,027,000 for the three months ended September 30, 2006. For the nine months ended September 30, 2007 gross margin of $6,882,000 compares with a gross margin of $5,979,000 for the first nine months of 2006, an increase of 15%. Gross margins as a percentage of sales have decreased slightly from 2006 due to a higher cost structure required to support Managed Service clients than would be typical of a direct sale of software. For the nine months ended September 30, 2007 our gross margin of 74% of sales compares with a gross margin of 78% of sales for the first nine months of 2006.
Operating Expenses
Net engineering and software development expenses of $323,000 and $870,000 for the three and nine months ended September 30, 2007 compare with net engineering and software development expenses of $185,000 and $536,000 for the same three and nine month periods of 2006. The increase in net expense results from a reduction in the amounts of development costs capitalized in 2007 as opposed to 2006. As depicted in the chart below, which summarizes gross engineering and software development expenses, software development costs capitalized, and the resulting net expense charged against operations, gross expenses for engineering and software development decreased 9% and 1% respectively for the three and nine months ended September 30, 2007 from the same periods a year ago.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Gross expenditures for engineering & software development	$501,000	$550,000	$1,573,000	$1,590,000
Less: Software development costs capitalized	(178,000)	(365,000)	(703,000)	(1,054,000)

Net expense for engineering and software	$323,000	$185,000	$870,000	$536,000

Selling, general and administrative (SG&A) expenses of $1,980,000 for the three months ended September 30, 2007 deceased 2% from SG&A expenses of $2,025,000 for the three months ended September 30, 2006. SG&A expense of $6,319,000 for the nine months ended September 30, 2007 however increased 7% from expenses of $5,907,000 for the nine months ended September 30, 2006. The increased 2007 year to date expenses are attributable to the cost of employee stock options issued in the second quarter of this year in addition to and accruals required to meet contractual bonus obligations payable in 2008.
Liquidity and Capital Resources
Cash on hand and under investment totaled $2,264,000 at September 30, 2007, an increase of 4% from the June 30, 2007 total of $2,176,000 and 34% from the December 31, 2006 total of $1,695,000. The increase in cash and investment balances reflect a combination of the higher sales volumes in 2007 versus 2006 and careful monitoring of operating expenses.
Accounts receivable of $1,172,000, net of a reserve for bad debts of $35,000 at September 30, 2007 compares with accounts receivable of $1,444,000, net of a bad debt reserve of $30,000 at December 31, 2006. As of September 30, 2007 there were no past due customer accounts of significance.
Prepaid expenses of September 30, 2007 of $309,000 increased 18% from prepaid expenses of $262,000 at December 31, 2006 primarily the result of business insurance premiums paid during the second quarter of the year, the coverage for which extends into 2008.
During the third quarter of 2007 the Company purchased $40,000 of new capital equipment which increased year to date capital equipment additions to $80,000. During the nine months ended September 30, 2007 we have disposed of $58,000 of obsolete capital equipment, all of which had been fully depreciated.
Software development costs capitalized and reported on the balance sheet at September 30, 2007 total $3,193,000, an increase of $17,000 from the December 31, 2006 total of $3,176,000. During the first nine months of 2007 we have capitalized $703,000 of software development costs and amortized $686,000 of development costs capitalized in previous periods. Software development costs are generally amortized over a five year period.
Pension assets total $2,987,000 at September 30, 2007, up from $2,866,000 at December 31, 2006. Pension assets represent the current cash surrender value of company- owned life insurance policies, the cash value and death benefits of which are intended to fund future pension obligations. The cash surrender values are also available to fund current operations in the event that should become necessary.
Total current liabilities of $4,938,000 at September 30, 2007 increased 2% from the December 31, 2006 total of $4,834,000 with reductions in accounts payable and deferred revenues offset by increases in accrued compensation and the current portion of pension obligations. Deferred revenues, which account for 66% of current liabilities essentially represent backlog to the company in that the balance represents amounts billed to customers for services to be provided at a later date. These services typically include the unused portion of current maintenance contracts, in addition to training, installation and consulting services.
Stockholders equity of $1,194,000 at September 30, 2007 increased from the December 31, 2006 balance of $1,003,000. During the first nine months of 2007 the Company received proceeds of $99,000 from the exercise of 210,150 employee stock options, $7,000 from the purchase of 10,620 shares of stock purchased through the Company’s employee stock purchase plan, and recorded $289,000 of paid in capital required by the issuance of new employee stock options.
It is the opinion of Company’s management that given the current cash and investment position, current operating expense levels, and the absence of debt, more than sufficient resources exist to meet all operating requirements for the next twelve months and beyond.

Accounting Pronouncements
1)	In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115”. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. This Statement applies to all entities, including not-for-profit organizations. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2008. The Company is currently evaluating the impact of SFAS 159 on its financial statements.
2)	In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement NO. 109. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Fin 48 is effective for fiscal years beginning after December 15, 2006. As such, the Company adopted these provisions at the beginning of the fiscal year ended December 31, 2007. Adoption of Fin 48 did not have a significant effect on the Company’s financial statements.
3)	In September 2006, SEC Staff Accounting Bulletin No. 108 (“SAB 108”) was issued to provide guidance on Quantifying Financial Statement Misstatements. SAB 108 addresses how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in current-year financial statements. The SAB 108 requires registrants to quantify misstatements using both the balance sheet and income statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is determined to be material, the SAB 108 allows registrants to record that effect as a cumulative-effect to beginning-of-year retained earnings. SAB 108 is effective for fiscal years ending after November 15, 2006 and early application is encouraged for any interim period of the first fiscal year ending after that date. Adoption of SAB 108 did not have a significant effect on the Company’s financial statements.
4)	In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements”. SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2008. The Company is currently evaluating the impact of SFAS 157 on its consolidated financial statements.

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
     The Company recognizes software license revenue under Statement of Position No. 97-2 “Software Revenue Recognition” as amended by Statement of Position No. 98-9, “Software Revenue Recognition With Respect to Certain Transactions”, Emerging Issues Task Force 00-21, “Revenue Arrangements with Multiple Deliverables”, and related interpretations.
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
Item 6: Exhibits and Reports on Form 8-K
           (a)   Exhibits required by Item 601 of Regulation S-K
(I) Registrant’s Condensed Financial Statements for the three and nine months ended September 30, 2007 and 2006 are set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
VERAMARK TECHNOLOGIES, INC.
REGISTRANT
Date: November 13, 2007
/s/ David G. Mazzella
David G. Mazzella
President and CEO
Date: November 13, 2007
/s/ Ronald C. Lundy
Ronald C. Lundy
Vice President of Finance and CFO