Form 10-K
period 2007-12-31
VERAMARK TECHNOLOGIES INC
filed 2008-03-28
CIK 747605

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
Annual Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2007
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
Common Stock, $.10 Par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐   NO ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐   NO ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑   NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐   NO ☑
     The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 10, 2008 was $7,369,908.
     The number of shares of Common Stock, $.10 par value, outstanding on March 10, 2008 was 9,461,368.

DOCUMENTS INCORPORATED BY REFERENCE

PART I	—		None

PART II	—		None

PART III	—	Item 10	Portions of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held May 28, 2008, under the headings “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

		Item 11	Portions of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held May 28, 2008, under the heading “Executive Compensation.”

		Item 12	The tables contained in portions of the information under the headings of “Election of Directors” and “Stock Options” of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held May 28, 2008.

		Item 13	Portions of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held May 28, 2008, under the heading “Certain Relationships and Related Transactions.”

		Item 14	Portions of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held May 28, 2008, under the heading “Audit Fees and Services.”

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
Veramark’s Telecommunications Expense Management (TEM) solution ensures that you know exactly what telecommunication services the customer has, where those services are located, what they cost, that they are being invoiced correctly and that you are only paying for services needed. This provides the base line of information they need to manage their telecom environment in the most efficient and cost effective manner going forward.
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
     Looking to the future, Veramark is extending TEM into Communications Intelligence in order to serve customers that are building their digital networks to support Voice over IP (VoIP) and Unified Communications. Communications Intelligence solutions provides information to help manage the total cost of ownership of voice, wireless and digital communications networks.
Products and Services
VeraSMART® Communications Management Suite
     Our enterprise-level software solution, the VeraSMART® Communications Management Suite, reduces communication expenses while improving service for enterprise users. The secure, multi-user VeraSMART product suite delivers significant value to enterprise customers by giving them visibility and expense control through enhanced data accuracy and management. Based on a robust, flexible application architecture for single-entry, multi-access of data, VeraSMART is a highly modular solution that takes advantage of its totally web browser-based design, and centralized data repository, to quickly and effectively deliver business-critical information to the people who need it. The modularity of the system allows clients to purchase the modules they need today, while providing an option to expand the system through future purchases of other integrated modules as the enterprise seeks additional communication cost reductions and service improvements. The user-configurability of VeraSMART enables clients to optimize communication services by implementing innovative work flows, yielding business process improvement and bottom-line expense savings—from sourcing communication services, through service management, inventory management, auditing, invoice disputes, approvals, and payment to vendors.
     Released in the second quarter of 2003, VeraSMART 1.0 delivered Directory and Call Accounting. This version was the Company’s initial offering for the large enterprise market and effectively harnessed the speed and flexibility of Veramark’s totally web browser-based “endeavor” architecture. VeraSMART 1.0 provided enterprise clients with unprecedented ability to see and control their telecommunications usage expenses.
     VeraSMART 6.0, available since May 2007, is the most recent release of Veramark’s industry-leading VeraSMART Communications Management Suite. Key features of the 6.0 release included enhanced invoice processing, payment tracking, contract management, wireless plan management, and new report functionality. VeraSMART 6.0 integrates with accounts payable and general ledger systems, generates automatic invoice alerts, measures invoiced charges against contract commitments, and compares usage against wireless plans.
     Today’s VeraSMART consists of these modules:
•	Directory, the central repository for personnel and organization data. It provides a complete personnel profile that includes location and affiliation to cost centers within the corporate structure. It also provides the tools for system-wide configuration, security, reports, and database/system-wide diagnostic utilities.
•	Online Directory, which provides quick, customizable desktop access to key contacts and personnel information contained in the Directory module. Corporate users can maintain their own phone listings, which may consist of any company entries plus personal numbers they might wish to add.

•	Call Accounting provides the ability to control usage-based charges. Call Accounting connects to business telephone systems (PBXs, IP-PBXs, Hybrid systems, key Systems, etc.) to collect, store, and rate information on every telephone call made or received, plus new services such as enterprise-wide conferences supported by IP-based meeting servers.

•	Allocation, which allows the user to accurately distribute fixed charges on a one-time, recurring and pro-rated basis for equipment, services, and more to any individual or group. Because it has the ability to distribute any charges, the Allocation module can provide a complete picture of all telecom and data costs.

•	Invoice Management, which allows the allocation of outside vendor charges by individual, logical functional group or customized distribution list. The Invoice Management module gives you the power to track and analyze all your communications costs, helping you prevent overpayments, while identifying areas for potential savings. VeraSMART’s Electronic Billing Format (EBF) interface gives you the ability to import third-party vendor invoices, saving you valuable time and assuring an unprecedented degree of accuracy.

•	Work Order provides the user with the ability to gain control of their workflow management environment. Work Order can effectively track issues, work requests, directory updates and support calls and manage service processes (such as carrier service sourcing, invoice approval, new service provisioning helpdesk, bug tracking, and facilities management) according to highly configurable, easy-to-use process rules.

•	Asset Management, provides the ability to manage, track and optimize both tangible and non-tangible assets including IP and mobile devices, phones, furniture, computers, SLA’s and maintenance agreements through out their life cycle.

Veramark plans to continue increasing VeraSMART’s value with new releases in 2008.
eCAS® Call Accounting
     Veramark’s totally web browser-based eCAS Call Accounting software system provides small and mid-sized organizations with visibility and control of communication activity and expenses. eCAS connects to business telephone systems (PBXs, IP-PBXs, Hybrid systems, Key systems, etc.) to collect, store, and rate information on every telephone call made or received. eCAS automatically generates alerts, dashboards and reports that provide management with valuable information about productivity, network utilization, and expenses.
     Through use of our secure, multi-user call accounting system, eCAS clients can significantly reduce, through heightened awareness and proactive management, their telecommunications costs. As a result, the cost of an eCAS system can generally be recovered through direct expense reduction in less than one year. In addition, eCAS addresses the problem of theft of telephone service through PBX “hacking” and employee abuse. Using user-defined criteria, that is generally indicative of fraud/abuse, clients are immediately alerted to potential problems and are able to take corrective action to minimize loss.
     In today’s business climate, in addition to telecom costs, issues such as productivity and security are top concerns. Veramark’s eCAS product gives small and mid-size businesses (SMB) a cost-effective method to measure productivity and improve business security, plus also reduce fraud, and optimize network utilization. By capturing statistical details on every incoming and outgoing call, and delivering that information to the desktop as easy-to-use reports, eCAS delivers essential information to management, while retaining employee privacy, because the actual content of phone conversations is not captured.
     Common business drivers for Veramark’s eCAS software include:
•	Improving business security through alarms and reports that identify called parties or incoming calls that can threaten employees or the entire organization (e.g., bomb threats);

•	Evaluating employee productivity and detecting unauthorized use of company phones for personal calls or 900 numbers;

•	Tracking internal calls for the purposes of team building or documenting harassment;

•	Traffic analysis used to optimize network performance and better project network capacity requirements, and to determine the best long distance carrier plans based on usage trends;

•	Detecting fraudulent use of the phone system by hackers.

•	Producing revenues by reselling phone services to third-parties (e.g., tenants); and

•	Allocating telephone expense to specific cost centers or clients based on actual use;
     eCAS 5.0, available since October 2007, is the most recent release of Veramark’s industry-leading call accounting solution. eCAS 5.0 streamlines the operation for the user with an advanced user interface and increased functionality. Colorful user-definable dashboards display and provide real-time charting of calls by hour, personnel, and extension—users define the primary dashboards they want to monitor. Increased reporting flexibility is achieved with dynamic 3D report graphics, floating column headers, versatile ASCII export capabilities, and additional call center reporting capabilities. Users can assign multiple charge codes to extensions and personnel, giving telecom departments additional flexibility to charge back and allocate costs. In addition, eCAS 5.0 makes it simple to override default international rates, making it easy to correctly cost overseas calls. Rounding out the new product features, eCAS 5.0 offers an improved and simplified installation process, allowing users to download upgrades via the Web.
     The eCAS software is installed with Microsoft SQL Express or Server on a PC connected to the client’s network and is accessed entirely through a standard Internet browser, such as Microsoft Internet Explorer or Firefox. This centralized architecture allows clients to administer the system from virtually anywhere, without the added cost and inconvenience of additional client software. The system’s high-performance reporting engine delivers all reports electronically to the Internet browser, to file or via email, allowing the user to readily view and manipulate the information and apply it for understanding telecommunications cost, usage, security, and productivity trends.

     The eCAS system collects and processes call records from up to 100 different remote locations and can be deployed in business environments that range from 20 to 10,000 extensions. Avaya, their distributors, and resellers sell a private label version of the eCAS system.
     Clients running eCAS software with multiple telecom switch locations have the option to use Veramark’s Pollable Storage Unit (PSU). The PSU is a solid-state buffer box that collects call record data from remote switches and stores the data until polled, over the IP network or via dialup, by the call accounting system. Veramark’s Managed Services and TEM Services clients use these devices extensively.
Managed Services
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
TEM Services
     For companies that recognize the benefits of Business Process Outsourcing, (BPO), Veramark’s market-leading Telecommunications Expense Management (TEM) service delivers the efficiency and economy of business process outsourcing while providing enterprises with greater visibility and control over their telecom spend. Veramark’s TEM Services drive compliance, savings and control over the enterprise communication environment by providing high quality services such as contract sourcing, procurement, service order management, inventory management, wireless and non-wireless management, invoice processing, and auditing. Clients that opt for TEM Services generally sign multi-year contracts and pay for services monthly based on inventory audits, total invoices processed and delivery of other value-added services. Based on the scope of services required, Veramark may elect to utilize third party contractors to provide portions of contracted services.
Professional Services and Maintenance
     To varying degrees, all of the Company’s products offer an opportunity to provide professional services to customers on a fee basis. These sales typically include installation, implementation, and training services, and often include software customization and data conversion services. Veramark provides software support and maintenance for an annual fee. Software support and maintenance includes post warranty support via telephone or modem as well as new software service pack releases. Annual fees for maintenance range from 15—20% of the original software license fee, depending upon the hours and priority of support and whether a distributor plays an intermediary support role.

Marketing and Sales
     Veramark’s marketing, support, and sales personnel are located at its headquarters in Pittsford, New York, and 14 other locations throughout the United States.
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
A partial listing of companies privately labeling or reselling Veramark products follows:
     Telecommunications Equipment Manufacturers
•	Avaya
     Distributors
•	Graybar

•	Jenne Communications

•	Scan Source® (Catalyst Telecom®)

•	EMBARQ (Sprint North Supply)

•	Westcon Group, Inc. (Comstor and Voda One)

•	Ingram Micro
     Resellers
•	Altura Communication Solutions

•	Carousel Industries

•	Consultedge, Inc.

•	Cross Telecom

•	Juma Technology, LLC.

•	NACR

•	NetTeam Corporation

•	PhoneXtra, Inc.

•	Ronco Communications
     Telephone Service Providers
•	AT&T Inc.

•	Cincinnati Bell

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
Backlog
     At December 31, 2007, Veramark had a backlog of $6,481,000, the majority of which is expected to be recognized as revenue during 2008. Backlog as of December 31, 2006 was $7,296,000.
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
Employees
     As of February 29, 2008 Veramark employed 80 full-time personnel. Veramark’s employees are not represented by any labor unions.

Item 2 Properties
     The Company’s principal administrative office and manufacturing facility is located in a one-story building in Pittsford, New York. Veramark presently leases approximately 65,000 square feet of the building, of which approximately 8,600 square feet is currently sub-let. The term of the lease expires on October 31, 2010.
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
Quarters Ended

	March 31		June 30		September 30		December 31
	High	Low	High	Low	High	Low	High	Low
2007	$1.10	$0.78	$1.04	$0.70	$1.00	$0.76	$0.98	$0.70
2006	$1.05	$0.60	$1.01	$0.52	$0.75	$0.44	$0.95	$0.55
As of February 29, 2008, there were approximately 520 holders of record of the Company’s Common Stock and approximately 1,400 additional beneficial holders.
Item 6 Selected Financial Data

	Year Ended December 31,

	2007	2006	2005	2004	2003

Net Sales	$11,918,852	$10,361,150	$10,858,871	$11,035,966	$11,463,867

Net Income (Loss)	$(706,049)	$(488,341)	$381,733	$(113,560)	$294,934

Net Income (Loss) per Diluted Share	$(0.08)	$(0.06)	$0.04	$(0.01)	$0.03

Weighted Average Diluted Shares Outstanding	8,972,412	8,843,154	9,309,888	8,606,759	9,061,134

Total Assets	$11,395,692	$10,933,393	$10,123,366	$8,943,920	$8,700,212

Long-Term Obligations	$5,072,447	$5,096,031	$4,264,537	$3,874,562	$3,356,844

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
2007 Compared with 2006
Overview
For the year ended December 31, 2007 sales of $11,919,000 increased 15% from sales of $10,361,000 for the year ended December 31, 2006. The net loss of $706,000, or $0.08 per share, for the year ended December 31, 2007 compared with a net loss of $488,000, or $0.06 per share, for the year ended December 31, 2006.
As of December 31, 2007 the company’s backlog was approximately $6.5 million, the majority of which is expected to be recognized as revenue in 2008. At December 31, 2006 backlog totaled approximately $7.3 million. The change in backlog reflects a $792,000 one-time component of our managed service contract with Sears Holding Corporation (SHC) included in backlog at December 31, 2006 that was completed and recognized as revenue in the first quarter of 2007.
During 2007 new product releases strengthening the capabilities of both the VeraSMART and eCAS product lines were completed. VeraSMART 6.0, released in May 2007, significantly upgraded our telecom expense management (TEM) capabilities with the addition of enhanced invoice processing, payment tracking, contract management, wireless plan management, and upgraded report functionality. This latest release of VeraSMART was designed to integrate with accounts payable and general ledger systems, generate automatic invoice alerts, allow for the measurement of invoiced charges against contractual charges and allows the ability to compare actual usage against wireless calling plans. In late October we announced the release of eCAS 5.0 adding an advanced user interface, real time charting of call activity and user definable dashboards to the basic eCAS product, while also improving and simplifying the installation process.
In December 2007 the company announced that Anthony C. Mazzullo was joining Veramark as President and Chief Executive Officer, effective January 1, 2008 replacing David Mazzella who had previously announced his retirement effective December 31, 2007. Mr. Mazzullo brings to Veramark over 25 years of experience leading software and professional service companies, most recently as senior vice-President of ePLUS Systems, Inc.

Sales
Sales of VeraSMART products and services increased 40% for the year ended December 31, 2007 as compared with the year ended December 31, 2006, accounting for 24% of total sales in 2007 versus 20% of sales in 2006. Joining the growing list of VeraSMART customers during 2007 were organizations that included Google, eBay, First National Bank of Omaha, The Bank of Montreal, Northrup Grumman, Connecticut Department of Revenue, The City of Kansas City, and The University of Phoenix.
Revenues generated from managed service contracts increased 408% for the year ended December 31, 2007 from prior year results and accounted for 21% of total sales in 2007, up from 5% of total sales in 2006. A significant portion of that increase was attributable to the SHC contract signed in December 2006, but also includes initial revenues generated from two new clients signed to multi-year contacts in 2007. Those clients are SC Johnson, a global supplier of household cleaning products and Green Tree Servicing LLC, a leading financial institution.
Sales of eCAS products and services decreased 11% for the year ended December 31, 2007 from the prior year, which included a decline of 20% in sales through our largest distribution channel for eCAS, Avaya Inc and its master distributors. Sales of eCAS products and services accounted for 50% of total sales revenues in 2007, down from 64% in 2006.
Cost of Sales
Gross margin (defined as sales less cost of sales) of $8,804,000 for the year ended December 31, 2007 increased 8% from the gross margin of $8,181,000 for the year ended December 31, 2006 as a result of the increased sales volume in 2007 versus 2006. Gross margin as a percentage of sales did decline from 79% in 2006 to 74% in 2007 due to utilizing a third party contractor to perform various components of the SHC managed service contract.
Engineering and Software Development Expenses
Engineering and software development expenses, net of the effects of software capitalization, and included in the Company’s statement of operations for the year ended December 31, 2007 of $1,227,000 increased $336,000 from net engineering and software development expenses of $891,000 for 2006. The increase in net expense results from a reduction in software development costs capitalized from $1,285,000 in 2006 to $796,000 for 2007. The reduction in development costs capitalized for 2007 reflects a higher percentage of development efforts being applied to upgrades and enhancements made to previously released products, the costs of which do not qualify for capitalization. The chart below summarizes our gross engineering and software development expenses, development costs capitalized, net expense charged to operations, and amortization expenses recorded and charged to cost of sales for the years ended December 31, 2007 and 2006.

	2007	2006

Gross Expenditures for Engineering and Software Development	$2,023,000	$2,176,000

Less: Software Development Costs Capitalized	(796,000)	(1,285,000)

Net Expenditures for Engineering and Software Development	1,227,000	891,000

Plus: Software Development Costs Amortized and Charged to Cost of Sales	933,000	936,000

Total Expense Recognized	$2,160,000	$1,827,000

Selling, General and Administrative Expenses
Selling, general and administrative (SG&A) expenses for the year ended December 31, 2007 of $8,352,000 increased $538,000, or 7%, from SG&A expenses of $7,814,000 for the year ended December 31, 2006. SG&A expenses for 2007 were impacted by contractual obligations associated with the retirement of the company’s former Chief Executive Officer in the form of bonus accruals and the issuance of immediately exercisable stock options to replace unexercised options expiring during 2007. In addition to those expenses the Company also took steps in 2007 to strengthen its marketing, product management and sales management capabilities, resulting in higher salary, promotional, and travel expenses, particularly in the third and fourth quarters of the year.
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
The decrease in expenses associated with marketing, direct sales and support and service, as was the case with engineering and software development costs, is attributable to reductions in staffing levels during 2006. Much of the opportunity to reduce staffing levels reflects the diminished level of resources required to support the Quantum Series, VeraSMART’s predecessor product, as former Quantum customers have been successfully transitioned to the VeraSMART platform which requires significantly lower levels of support and maintenance resources.
Liquidity and Capital Resources
Veramark’s total cash position, consisting of cash in the bank and the value of short-term investments totaled $2,206,000 at December 31 2007, an increase of $511,000, or 30%, from the total cash position of $1,695,000 at December 31, 2006. The increase is attributable to a combination of higher sales volumes in 2007 versus the prior year, in addition to a reduction in accounts receivable from a year ago.
Accounts receivable of $1,303,000 at December 31 2007 decreased $141,000 from accounts receivable of $1,444,000 at December 31, 2006. We experienced no significant change in the payment patterns of our customers, nor encountered any collection problems of note throughout 2007. Accounts written off as uncollectable in 2007 totaled less than $1,000. The reserve for bad debts at December 31, 2007 of $30,000 remained unchanged from the prior year.
Prepaid expenses decreased $8,000, or 3%, from a balance of $262,000 at December 31, 2006 to $254,000 at December 31, 2007. Prepaid expenses consist primarily of advance commissions paid our sales personnel on the receipt of customer purchase orders, and the unutilized portions of general business insurances and maintenance contracts on specified equipment.
Capital equipment purchases during 2007 totaled $111,000 which compared with capital equipment additions of $160,000 during 2006. In addition, we disposed of $61,000 of obsolete or outdated assets, virtually all of which had been fully depreciated. Depreciation expense for the year ended December 31, 2007 amounted to $258,000. As of December 31, 2007 the remaining net book value of capital assets totaled $521,000, down from $669,000 at December 31, 2006.
Software development costs capitalized and included in the company’s balance sheet at December 31, 2007 of $3,038,000 decreased 4% from $3,175,000 at December 31, 2006. In 2007 we capitalized $796,000 of software developments costs and amortized $933,000 of previously capitalized costs. During 2006 we had capitalized $1,285,000 of development costs with amortization totaling $936,000.

Pension assets, consisting entirely of the cash surrender values of company-owned life insurance policies increased from $2,866,000 at December 31, 2006 to $3,210,000 at December 31, 2007. The accumulated death benefit of these policies, combined with the accumulated cash surrender values associated with each policy is designed to fund future pension obligations of the company. Additionally, the cash surrender values may be utilized to fund current operations of the company should that be deemed necessary.
Total current liabilities of $5,331,000 at December 31, 2007 increased 10% from current liabilities of $4,834,000 at December 31, 2006. Accrued compensation cost increased $253,000 primarily due to contractual agreements and transitional costs related to the retirement of the company’s former Chief Executive Officer and the recruitment of his successor. Deferred revenues increased $52,000 from the December 31, 2006 balance of $3,317,000 to $3,369,000 at December 31, 2007. Deferred revenues consist of maintenance, support, training, and installation services for which the company has billed customers but for which it has not yet performed the actual service, and therefore not recorded the associated revenues. Deferred revenues essentially represent backlog to the company, however are included in the current liability section of the balance sheet in order to recognize the existence of a future obligation. It is expected that virtually all of the current deferred revenue will be recognized as revenue during 2008.
The net present value of the long-term portion of the company’s pension obligation at December 31, 2007 is $5,072,000, exclusive of $440,000 of retirement benefits which will be paid in 2008 and included in the current liability section of the balance sheet. The net present value of the long-term portion of the pension obligation as of December 31, 2006 was $5,096,000.
Total stockholders equity at December 31, 2007 of $992,000 compares with total stockholder equity of $1,003,000 at December 31, 2006. During 2007 employees exercised 210,150 stock options and purchased 23,917shares of common stock through the employee stock purchase plan. The combination of those activities yielded proceeds to the company of $115,000. In 2007 the company recorded $356,000 of compensation expense for the issuance of new options which is included in paid in capital.
It is management’s opinion that given current cash flows, the availability to cash surrender values of company-owned life insurance policies, projected operating expense levels, and the absence of debt, that sufficient liquidity and financial resources are available to fund operations for the next twelve months and beyond.
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

     Unfunded means that the Company is not required to set aside any particular assets to satisfy its SERP liabilities. Accordingly any assets the Company may have available to satisfy SERP liabilities are subject to claims by the Company’s creditors.
     Recovery of 100% of projected SERP costs is designed through a program of Company-owned life insurance (COLI). Recovery for the imputed time value of the money, plus all costs associated with the COLI premium payments, and benefit obligations, are included in this program. The Company currently owns 14 separate life insurance contracts on selected current and former employees, not all of who will ultimately qualify for participation in the plan. The cumulative death benefit attached to these policies is $10.2 million and is not included in the Company’s Consolidated Balance Sheet as of December 31, 2007.
     The cash surrender values of these policies at December 31, 2007 totaled approximately $3,210,000 and are included in the Company’s consolidated balance sheets under the caption of “Pension Assets.”
     The projected future pension benefits expected to be paid under this plan are as follows, assuming retirement at 65 and a life expectancy of 80 years for all participants:

Year Ending December 31,

2008	440,084
2009	498,192
2010	498,192
2011	468,058
2012	513,842
2013-2016	2,717,021
     The net present value of these projected pension obligations at December 31, 2007, totals $5,512,531, and is included in the current and long-term liability sections of the Company’s consolidated balance sheets.
     Lease Obligations — The Company leases current office facilities and certain equipment under operating leases, which expire at various dates through 2010. Rent expense under all operating leases (exclusive of real estate taxes and other expenses payable under the leases) was approximately $346,000, $373,000, and $409,000 for the years ended December 31, 2007, 2006 and 2005, respectively.
Minimum lease payments as of December 31, 2007 under operating leases are as follows:

Year Ending December 31,	Operating Leases

2008	$437,433
2009	433,165
2010	360,971

$1,231,569

The current term of the Company’s lease on its facility expire October 31, 2010.
     Purchase Commitments — The Company has no purchase commitment contracts in place as of December 31, 2007.
Critical Accounting Policies
     The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported therein. The most significant of these involving difficult or complex judgments in 2007 include:
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
     Should the Company need to alter any of these assumptions, there is the potential for significant adjustments to future projected pension liabilities.

Accounting Pronouncements
1)	In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115”. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. This Statement applies to all entities, including not-for-profit organizations. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2008. The Company is currently evaluating the impact of SFAS 159 on its financial statements.
2)	In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement NO. 109. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. As such, the Company adopted these provisions at the beginning of the fiscal year ended December 31, 2007. Adoption of FIN 48 did not have a significant effect on the Company’s financial statements.
3)	In September 2006, SEC Staff Accounting Bulletin No. 108 (“SAB 108”) was issued to provide guidance on Quantifying Financial Statement Misstatements. SAB 108 addresses how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in current-year financial statements. The SAB 108 requires registrants to quantify misstatements using both the balance sheet and income statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is determined to be material, the SAB 108 allows registrants to record that effect as a cumulative-effect to beginning-of-year retained earnings. SAB 108 is effective for fiscal years ending after November 15, 2006 and early application is encouraged for any interim period of the first fiscal year ending after that date. Adoption of SAB 108 did not have a significant effect on the Company’s financial statements.
4)	In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”. SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2008. The Company is currently evaluating the impact of SFAS 157 on its consolidated financial statements.

5)	In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 141(R), “Business Combinations”. SFAS 141(R) establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, an any noncontrolling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2009. The Company does not expect adoption of SFAS 141(R) to have a material effect on its financial statements.
6)	In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”. SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2009. The Company does not expect SFAS 160 to have a material effect on its financial statements.
7)	In December 2007, the SEC issued Staff Accounting Bulletin No. 110 (“SAB 110”). SAB 110 permits companies to continue to use the simplified method, under certain circumstances, in estimating the expected term of “plain vanilla” options beyond December 31, 2007. SAB 110 updates guidance provided in SAB 107 that previously stated that the Staff would not expect a company to use the simplified method for share option grants after December 31, 2007. Adoption of SAB 110 is not expected to have a material impact on the Company’s financial statements.
8)	In March 2007, the Financial Accounting Standards Board ratified Emerging Issues Task Force (“EITF”) Issue No. 06-10, “Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements”. EITF 06-10 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. EITF 06-10 is effective for fiscal years beginning after December 15, 2007. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2008. The Company is currently evaluating the impact of EITF 06-10 on its financial statements.

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
     At December 31, 2007 and 2006 the carrying value of investments approximated fair market value. Investments at December 31, 2007 and 2006 consisted of the following:

	2007	2006

Bond Funds	$457,615	$242,996
US Government Securities	1,034,673	606,659

	$1,492,288	$849,655

Item 8 Index to Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors
and Stockholders
Veramark Technologies, Inc.
Pittsford, New York
     We have audited the accompanying balance sheets of Veramark Technologies, Inc. as of December 31, 2007 and 2006, and the related statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ Rotenberg & Co., LLP
Rotenberg & Co., LLP
Rochester, New York
March 20, 2008

VERAMARK TECHNOLOGIES, INC.
BALANCE SHEETS
DECEMBER 31, 2007 AND 2006

ASSETS	2007	2006

CURRENT ASSETS:
Cash and cash equivalents	$713,342	$845,384
Investments	1,492,288	849,655
Accounts receivable, trade (net of allowance for doubtful accounts of $30,000 for both years)	1,303,240	1,443,685
Inventories, net	31,764	32,898
Prepaid expenses and other current assets	254,274	262,133

Total current assets	3,794,908	3,433,755

PROPERTY AND EQUIPMENT:
Cost	5,955,064	5,904,647
Less accumulated depreciation	(5,433,650)	(5,235,398)

Property and equipment, net	521,414	669,249

OTHER ASSETS:
Software development costs (net of accumulated amortization of $2,179,290 and $1,246,121)	3,038,410	3,175,385
Pension assets	3,210,204	2,866,470
Deposits and other assets	830,756	788,534

Total other assets	7,079,370	6,830,389

TOTAL ASSETS	$11,395,692	$10,933,393

The accompanying notes are an integral part of these financial statements.

VERAMARK TECHNOLOGIES, INC.
BALANCE SHEETS
DECEMBER 31, 2007 AND 2006

LIABILITIES AND STOCKHOLDERS’ EQUITY	2007	2006

CURRENT LIABILITIES:
Accounts payable	$317,127	$317,158
Accrued compensation and related taxes	934,387	680,930
Deferred revenue	3,369,324	3,317,119
Current portion of pension obligation	440,084	195,767
Other accrued liabilities	270,524	323,222

Total current liabilities	5,331,446	4,834,196

Long-term portion of pension obligation	5,072,447	5,096,031

Total liabilities	10,403,893	9,930,227

STOCKHOLDERS’ EQUITY:
Common stock, par value, $0.10; shares authorized, 40,000,000; 9,169,093 shares and 8,935,026 shares issued	916,909	893,503
Additional paid-in capital	22,171,341	21,724,250
Accumulated deficit	(21,607,785)	(20,901,736)
Treasury stock (80,225 shares at cost)	(385,757)	(385,757)
Accumulated other comprehensive income	(102,909)	(327,094)

Total stockholders’ equity	991,799	1,003,166

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,395,692	$10,933,393

The accompanying notes are an integral part of these financial statements.

VERAMARK TECHNOLOGIES, INC.
STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

	2007	2006	2005
NET SALES
Product Sales	$2,880,818	$3,441,829	$3,877,889
Service Sales	9,038,034	6,919,321	6,980,982

Total Net Sales	11,918,852	10,361,150	10,858,871

COSTS AND OPERATING EXPENSES:
Cost of sales	3,114,467	2,180,255	1,888,006
Engineering and software development	1,226,898	890,616	1,021,338
Selling, general and administrative	8,352,269	7,813,552	7,594,473

Total costs and operating expenses	12,693,634	10,884,423	10,503,817

INCOME (LOSS) FROM OPERATIONS	(774,782)	(523,273)	355,054

INTEREST INCOME	68,733	34,932	26,679

INCOME (LOSS) BEFORE INCOME TAXES	(706,049)	(488,341)	381,733

INCOME TAXES	—	—	—

NET INCOME (LOSS)	$(706,049)	$(488,341)	$381,733

NET INCOME (LOSS) PER SHARE
Basic	$(0.08)	$(0.06)	$0.04

Diluted	$(0.08)	$(0.06)	$0.04

WEIGHTED AVERAGE SHARES OUTSTANDING (BASIC)	8,972,412	8,843,154	8,755,916

WEIGHTED AVERAGE SHARES OUTSTANDING (DILUTED)	8,972,412	8,843,154	9,309,888

The accompanying notes are an integral part of these financial statements.

VERAMARK TECHNOLOGIES, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

			Additional			Accumulated	Total
	Common Stock		Paid in	Accumulated	Treasury	Comprehensive	Stockholders’
	Shares	Par Value	Capital	Deficit	Stock	Income	Equity

BALANCE — December 31, 2004	8,668,954	$874,918	$21,744,969	$(20,795,128)	$(385,757)	$14,391	$1,453,393
Change in other comprehensive income	—	—	—	—	—	(6,861)	(6,861)
Net income	—	—	—	381,733	—	—	381,733

Total comprehensive Income	—			381,733		(6,861)	374,872

Stock purchase plan	20,211	2,021	11,247	—	—	—	13,268
Exercise of stock options	148,450	14,845	51,286	—	—	—	66,131
Compensation expenses — stock options	—	—	(121,350)	—	—	—	(121,350)

BALANCE — December 31, 2005	8,837,615	$891,784	$21,686,152	$(20,413,395)	$(385,757)	$7,530	$1,786,314

Change in other comprehensive income	—	—	—		—	$(334,624)	$(334,624)
Net loss	—	—	—	(488,341)	—	—	(488,341)

Total comprehensive Income (loss)	—	—	—	(488,341)	—	(334,624)	(822,965)

Stock purchase plan	15,436	1,544	7,641	—	—	—	9,185
Exercise of stock options	1,750	175	757	—	—	—	932
Compensation expenses — stock options	—	—	29,700	—	—	—	29,700

BALANCE — December 31, 2006	8,854,801	$893,503	$21,724,250	$(20,901,736)	$(385,757)	$(327,094)	$1,003,166

Change in other comprehensive income	—	—	—	—	—	$224,185	$224,185
Net loss	—	—	—	(706,049)	—	—	(706,049)

Total comprehensive Income (loss)	—	—	—	(706,049)	—	224,185	(481,864)

Stock purchase plan	23,917	2,391	13,127	—	—	—	15,518
Exercise of stock options	210,150	21,015	77,964	—	—	—	98,979
Compensation expenses — stock options	—	—	356,000	—	—	—	356,000

BALANCE — December 31, 2007	9,088,868	$916,909	$22,171,341	$(21,607,785)	$(385,757)	$(102,909)	$991,799

The accompanying notes are an integral part of these financial statements.

VERAMARK TECHNOLOGIES, INC.
STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

	2007	2006	2005

OPERATING ACTIVITIES:
Net income (loss)	$(706,049)	$(488,341)	$381,733
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,190,797	1,197,657	1,137,098
Expense (Recovery) of bad debts	1,486	(736)	2,753
Compensation expense — stock options	356,000	29,700	(121,350)
Loss on disposal of fixed assets	1,181	—	—
Unrealized Gain (Losses) on investments	16,364	14,336	(6,861)
Pension assets	(343,734)	(364,834)	(287,990)
Changes in assets and liabilities:
Accounts receivable	138,959	79,241	(248,739)
Inventories	1,134	(1,174)	(1,007)
Prepaid expenses and other current assets	7,859	(101,006)	(51,318)
Deposits and other assets	(42,222)	9,211	—
Accounts payable	(31)	41,402	(22,307)
Accrued compensation and related taxes	253,457	115,834	7,291
Deferred revenue	52,205	380,653	364,346
Other accrued liabilities	(52,698)	187,792	(52,547)
Pension obligation	428,554	518,534	549,742

Net cash provided by operating activities	1,303,262	1,618,269	1,650,844

INVESTING ACTIVITIES:
(Purchase) Sale of investments	(642,633)	(249,331)	(219,087)
Additions to property and equipment	(110,974)	(159,748)	(146,585)
Capitalized software development costs	(796,194)	(1,285,233)	(1,175,281)

Net cash used in by investing activities	(1,549,801)	(1,694,312)	(1,540,953)

FINANCING ACTIVITIES:
Exercise of stock options and warrants	98,979	932	66,131
Employee stock purchase plan	15,518	9,185	13,268

Net cash provided by financing activities	114,497	10,117	79,399

NET CHANGE IN CASH AND CASH EQUIVALENTS	(132,042)	(65,926)	189,290

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	845,384	911,310	722,020

CASH AND CASH EQUIVALENTS, END OF YEAR	$713,342	$845,384	$911,310

	Twelve Months Ended
	December 31,
	2007	2006	2005
SUPPLEMENTAL CASH FLOW INFORMATION
Cash Transactions:
Income taxes paid (received)	$562	$18,022	$(1,944)
Interest paid	$1,679	$915	$82
The accompanying notes are an integral part of these financial statements.

VERAMARK TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

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
Investments — The Company records its investments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Certain Debt and Equity Securities.” As of December 31, 2007 and 2006, the Company has classified its portfolio as available-for-sale securities. These securities are recorded at fair value, based on quoted market prices in an active market, with net unrealized holding gains and losses reported in stockholders’ equity as accumulated other comprehensive income. At December 31, 2007 and 2006 the carrying value of investments approximated fair market value.
Investments at December 31, 2007 and 2006 consisted of the following:

	2007	2006
Bond Funds	$457,615	$242,996
US Government Securities	1,034,673	606,659

	$1,492,288	$849,655

The contractual maturities of the Company’s investments as of December 31, 2007 are primarily due within one year.
Accounts receivable and allowance for doubtful accounts — The Company extends credit to its customers in the normal course of business and collateral is generally not required for trade receivables. Exposure to credit risk is controlled through the use of credit approvals, credit limits and monitoring procedures. Accounts receivable are reported net of an allowance for doubtful accounts. The Company estimates the allowance based on its analysis of specific balances, taking into consideration the age of the past due account and anticipated collections resulting from legal issues. An account is considered past due after thirty (30) days from the invoice date. Based on these factors, there was an allowance for doubtful accounts of $30,000 at both December 31, 2007 and 2006. Changes to the allowance for doubtful accounts are charged to expense and reduced by charge-offs, net of recoveries.
Concentrations of credit risk — Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of investments and accounts receivable. The Company places its cash and investments with quality financial institutions and, by policy, limits the amount of investment exposure to any one financial institution. The Company has not experienced any losses to date on its invested cash and investments.
The Company’s customers are not concentrated in any specific geographic region, nor in any specific industry. As of December 31, 2007, five customers accounted for approximately $590,000 of the total accounts receivable balance. As of December 31, 2006, one customer accounted for approximately $346,000 of the total accounts receivable balance. The Company performs ongoing credit evaluations of its customers’ financial conditions but does not require collateral to support customer receivables. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. Such losses to date have been within managements’ expectations.
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
Long-lived assets — In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company tests long-lived assets for recoverability whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No impairment charges were recorded in 2007, 2006, or 2005.

Software development costs meeting recoverability tests are capitalized, under SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed,” and amortized on a product-by-product basis over their economic life, ranging from three to five years, or the ratio of current revenues to current and anticipated revenues from such software, whichever provides the greater amortization in a particular period. The Company capitalized $796,194 of development costs in 2007, $1,285,233 of development costs in 2006 and $1,175,281 of development costs in 2005. The Company amortized $933,169 of development costs in 2007, and $936,492 of development costs in 2006 and $867,119 of development costs in 2005. The Company periodically reviews the carrying value of capitalized software development costs and impairments are recognized in the results of operations when the expected future undiscounted operating cash flow derived from the capitalized software is less than its carrying value. No charges for impairment were required in 2007, 2006 or 2005.
Fair Value of Financial Instruments — Statement of Financial Accounting Standards (“SFAS”) No. 107, “Disclosure About Fair Value of Financial Instruments,” requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. SFAS No. 107 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At December 31, 2007 and 2006, the carrying value of certain financial instruments (accounts receivable, accounts payable and current portion of capital lease obligations) approximates fair value due to the short-term nature of the instruments or interest rates, which are comparable with current rates. At December 31, 2007 and 2006, the Company has no long-term debt.
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
Net income (or loss) per common share (“EPS”) is computed in accordance with the provisions of SFAS No. 128, “Earnings Per Share.” Basic EPS is computed by dividing net income (loss) by weighted average shares outstanding. Diluted EPS includes the dilutive effect of stock options and warrants issued. Included in diluted earnings per share in 2005 are 553,972 shares, representing the dilutive effect of stock options issued. There were no dilutive effects of stock options in 2007 or 2006, as the effect would have been anti-dilutive, due to the net loss incurred for those years.
Comprehensive Income — Comprehensive income includes all changes in stockholders’ equity during the period except those resulting from investments by owners and distribution to owners. The Company’s comprehensive income includes net loss or earnings, unrealized gains or losses on available for sale investments, and unrecognized prior service costs and any gain or loss associated with the Company’s Supplement Executive Retirement Program.
Research and Development Costs — Research and development costs, other than certain software development costs previously disclosed in Note 1, are expensed as incurred. For the years ended December 31, 2007, 2006, and 2005, research and development costs expensed were $1,226,898, $890,616, and $1,021,338, respectively.
Stock-Based Compensation — The Company’s primary type of share-based compensation consists of stock options. For the year ended December 31, 2007 the company issued 632,485 stock options, 500,000 of which were immediately exercisable.
A summary of the status of the Company’s stock option plan as of December 31, 2007 is presented below:

		Average	Average	Remaining
		Exercise	Grant-Date	Contractual	Intrinsic
	Shares	Price	Fair Value	Term (Yrs)	Value
Outstanding as of December 31, 2006	2,790,278	$2.35	$1.92	3.3	$1,157,625
Granted	632,485	0.79			—
Exercised	(210,150)	0.47			(17,772)
Canceled	(954,670)	3.51			(591,303)

Outstanding as of December 31, 2007	2,257,943	$1.60	$1.32	5.1	$548,550

Options exercisable at December 31, 2007	2,120,158	$1.64	$1.35	4.8	$564,309

As of December 31, 2007, there was $69,518 of total unrecognized compensation cost related to non-vested share-based compensation arrangements related to stock options granted under the Plan. That cost is expected to be recognized over a weighted-average period of 2.1 years.

Accounting Pronouncements
1)	In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115”. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. This Statement applies to all entities, including not-for-profit organizations. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2008. The Company is currently evaluating the impact of SFAS 159 on its financial statements.
2)	In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement NO. 109. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. As such, the Company adopted these provisions at the beginning of the fiscal year ended December 31, 2007. Adoption of FIN 48 did not have a significant effect on the Company’s financial statements.
3)	In September 2006, SEC Staff Accounting Bulletin No. 108 (“SAB 108”) was issued to provide guidance on Quantifying Financial Statement Misstatements. SAB 108 addresses how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in current-year financial statements. The SAB 108 requires registrants to quantify misstatements using both the balance sheet and income statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is determined to be material, the SAB 108 allows registrants to record that effect as a cumulative-effect to beginning-of-year retained earnings. SAB 108 is effective for fiscal years ending after November 15, 2006 and early application is encouraged for any interim period of the first fiscal year ending after that date. Adoption of SAB 108 did not have a significant effect on the Company’s financial statements.
4)	In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”. SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2008. The Company is currently evaluating the impact of SFAS 157 on its consolidated financial statements.

5)	In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 141(R), “Business Combinations”. SFAS 141(R) establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, an any noncontrolling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2009. The Company does not expect adoption of SFAS 141(R) to have a material effect on its financial statements.
6)	In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”. SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2009. The Company does not expect SFAS 160 to have a material effect on its financial statements.
7)	In December 2007, the SEC issued Staff Accounting Bulletin No. 110 (“SAB 110”). SAB 110 permits companies to continue to use the simplified method, under certain circumstances, in estimating the expected term of “plain vanilla” options beyond December 31, 2007. SAB 110 updates guidance provided in SAB 107 that previously stated that the Staff would not expect a company to use the simplified method for share option grants after December 31, 2007. Adoption of SAB 110 is not expected to have a material impact on the Company’s financial statements.
8)	In March 2007, the Financial Accounting Standards Board ratified Emerging Issues Task Force (“EITF”) Issue No. 06-10, “Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements”. EITF 06-10 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. EITF 06-10 is effective for fiscal years beginning after December 15, 2007. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2008. The Company is currently evaluating the impact of EITF 06-10 on its financial statements.

Stock Purchase Plans — Under the Company’s Employee’s Stock Purchase Plan (“ESPP”), employees can purchase Veramark stock at a 15% discount to the lesser of the market price at the beginning or ending date of the six-month periods ending approximately June 30th and December 31st. Employees may elect to make after-tax payroll deduction of 1% to 10% of compensation as defined by the plan to the extent that his or her rights to purchase stock under this plan does not exceed Twenty-Five Thousand Dollars ($25,000) worth of stock (determined at the full market value of the shares at the time such option is granted), and only to the extent that, immediately after the grant, such employee would not own or hold outstanding options to purchase stock, such that his or her combined voting power would exceed 5% of all classes of capital stock of the Company. Employee payroll deductions are for six-month period beginning approximately each January 1 and July 1. Shares of the Company’s common stock are purchased on or about June 30 or December 31 unless the participant has either elected to withdraw from the plan or was terminated. Purchased shares are restricted for sale or transfer for a six-month period. All participants funds received prior to the ESPP purchase dates are held as Company liabilities without interest or other increment. No dividends are paid on employee contributions until shares are purchased. Plan participants purchased 23,917 shares at an average purchase price of $0.65 in 2007, 15,436 shares at an average purchase price of $0.60 in 2006 and 20,211 shares at an average purchase price of $0.66 in 2005.
2. PROPERTY AND EQUIPMENT
The major classifications of property and equipment as of December 31, 2007 and 2006 are:

	2007	2006

Machinery and equipment	$795,905	$795,905
Computer hardware and software	2,093,026	2,057,099
Furniture and fixtures	1,677,783	1,669,084
Leasehold improvements	1,388,350	1,382,559

	$5,955,064	$5,904,647

Depreciation expense was approximately $258,000, $261,000 and $270,000 for the years ended December 31, 2007, 2006 and 2005, respectively.
3. ENGINEERING AND SOFTWARE DEVELOPMENT EXPENDITURES
     Engineering and software development costs incurred during the years ended December 31, 2007, 2006 and 2005 were recorded as follows:

	2007	2006	2005

Engineering and software development expenses included in the consolidated statements of operations	$1,226,898	$890,616	$1,021,338

Amounts capitalized and included in the consolidated balance sheets	796,194	1,285,233	1,175,281

Total costs for engineering and software development	$2,023,092	$2,175,849	$2,196,619

Additionally, the Company recorded amortization of capitalized software development costs of approximately $933,000, $936,000, and $867,000 for the years ended December 31, 2007, 2006 and 2005, respectively. Such amortization is included in cost of sales in the consolidated statements of operations. Estimated aggregate minimum amortization expenses for each of the next five years is:

2008	$1,043,540
2009	878,537
2010	589,274
2011	416,688
2012	110,371
4. COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss) for years ended December 31, 2007, 2006 and 2005 was as follows:

	2007	2006	2005

Net income (loss)	$(706,049)	$(488,341)	$381,733
Adjustments for FASB No. 158
Reclassification to net periodic benefit cost	62,832	(374,618)	—
Unrealized gain — arising during the period	144,989	25,658	—
Unrealized gain (loss) on investments	16,364	14,336	(6,861)

Comprehensive income (loss)	$(481,864)	$(822,965)	$374,872

Accumulated comprehensive income (loss) consisted of the following as of December 31, 2007, 2006 and 2005:

	2007	2006	2005

Unrecognized prior service cost	$(286,128)	$(374,618)	$—
Unrecognized actuarial gain	144,989	25,658	—
Unrealized gain on investments	38,230	21,866	7,530

Total	$(102,909)	$(327,094)	$7,530

Unrecognized gain of $144,989 and unrecognized prior service cost of $88,490 is expected to be recognized in the periodic benefit cost in 2008.

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

	Year Ended December 31,
	2007	2006	2005
Basic
Net income (loss)	$(706,049)	$(488,341)	$381,733

Weighted average common shares outstanding	8,972,412	8,843,154	8,755,916

Net income (loss) per common share	$(0.08)	$(0.06)	$0.04

Diluted
Net income (loss)	$(706,049)	$(488,341)	$381,733

Weighted average common shares outstanding	8,972,412	8,843,154	8,755,916
Additional dilutive effect of stock options & warrants after application of treasury stock method	— (1)	— (1)	553,972

Weighted average dilutive shares outstanding	8,972,412	8,843,154	9,309,888

Net income (loss) per common share assuming dilution	$(0.08)	$(0.06)	$0.04

(1)	There were no dilutive effects of stock options and warrants in 2007 or 2006, as the effect would have been anti-dilutive due to the net loss incurred for those years.
6. INDEMNIFICATION OF CUSTOMERS
The Company’s agreements with customers generally require us to indemnify the customer against claims that its software infringes third party patent, copyright, trademark or other proprietary rights. Such indemnification obligations are generally limited in a variety of industry-standard respects, including our right to replace an infringing product. As of December 31, 2007, the Company had not experienced any material losses related to these indemnification obligations and no material claims with respect thereto were outstanding. The Company does not expect significant claims related to these indemnification obligations, and consequently, the Company has not established any related reserves.

7. BENEFIT PLANS
The Company sponsors an employee incentive savings plan under section 401(k) for all eligible employees. The Company’s contributions to the plan are discretionary. There have been no contributions to the plan since 1999.
The Company also sponsors an unfunded Supplemental Executive Retirement Program (“SERP”), which is a nonqualified plan that provides certain key employees defined pension benefits. For the years ended December 31, 2007 and 2006, changes to the benefit obligation consisted of the following:

	2007	2006

Benefit obligation-beginning of year	$5,291,798	$4,923,978

Current service cost-benefits earned during the period	262,073	270,381
Interest cost on projected benefit obligation	307,416	293,494
Unrealized gain	(144,989)	(25,658)
Plan amendments	—	(10,630)
Benefits paid	(203,767)	(159,767)

Benefit obligation-end of year	$5,512,531	$5,291,798

A reconciliation of the SERP plan’s funded status with amounts recognized in the Company’s balance sheets is as follows:

	2007	2006

Actuarial present value of projected benefit obligation	$5,512,531	$5,291,798

Plan assets	—	—

Projected benefit obligation in excess of plan assets	$5,512,531	$5,291,798

The discount rate used in determining the actuarial present value of the projected benefit obligation was 6% for 2007, 2006, and 2005. The rate of increase in future compensation levels used in determining the projected benefit obligation ranged from 0% to 3% for 2007, 2006, and 2005.
Pension expense for the years ended December 31, 2007 and 2006 and 2005 consisted of the following.

	2007	2006	2005
Current service cost	$262,073	$270,381	$376,627
Amortization of prior service cost	88,490	125,056	65,161
Amortization of gain	(25,658)	—	—
Interest costs	307,416	293,494	263,139

Total pension expense	$632,321	$688,931	$704,927

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
The Company maintains life insurance covering certain key employees under its Supplemental Executive Retirement Program with the Company named as beneficiary. The Company intends to use the death benefits of these policies, as well as loans against the accumulating cash surrender value of the policies, to fund the pension obligation. The total death benefit associated with these policies is $10.2 million, with an associated accumulated cash surrender value of approximately $3,210,000 at December 31, 2007. The accumulated cash surrender values of these policies at December 31, 2006, was approximately $2,866,000. All of the current accumulated cash surrender values are available to meet current pension obligations, or to fund current general operations of the Company in the event that should become necessary.
The projected future pension benefits under this plan are as follows, assuming a retirement age of 65 and a life expectancy of 80 years for all participants:

Year Ending December 31,

2008	$440,084
2009	498,192
2010	498,192
2011	468,058
2012	513,842
2013-2017	2,717,021

8. STOCKHOLDERS’ EQUITY
The Company has reserved 4,500,000 shares of its common stock for issuance under its 1998 Stock Option Plan. As of December 31, 2007, 1,276,403 shares of common stock were available for future grants. The plan provides for options, which may be issued as nonqualified or qualified incentive stock options. All options granted are generally exercisable in increments of 20 — 100% per year beginning one year from the date of grant. All options granted to employees have a ten year term.
A summary of stock option and warrant transactions for the years ended December 31, 2007, 2006 and 2005 is shown below:

	2007		2006		2005
		WEIGHTED		WEIGHTED		WEIGHTED
		AVERAGE		AVERAGE		AVERAGE
Options	SHARES	PRICE	SHARES	PRICE	SHARES	PRICE

Shares under option, beginning of year	2,790,278	$2.35	2,865,028	$2.37	3,345,303	$2.30

Options granted	632,485	0.79	10,000	0.55	—	—
Options exercised	(210,150)	0.47	(1,750)	0.53	(148,450)	0.45
Options terminated	(954,670)	3.51	(83,000)	2.82	(331,825)	2.56

Shares under option, end of year	2,257,943	$1.60	2,790,278	$2.35	2,865,028	$2.37

Shares exercisable	2,120,158	$1.64	2,723,753	$2.39	2,714,253	$2.47

Weighted average fair market value of options granted	$0.69		$0.49		$0.00

Exercise price of options outstanding	$0.28-$10.41		$0.28-$10.41		$0.28-$10.41

The following table summarizes information relating to currently outstanding and exercisable stock options as of December 31, 2007:

	Weighted
	Average
	Remaining		Weighted		Weighted
	Contractual		Average		Average
Range of	Life	Options	Exercise	Options	Exercise
Exercise Prices	(in years)	Outstanding	Price	Exercisable	Price

$0.28-$1.49	6	1,628,718	$0.62	1,492,433	$0.59
$1.50-$4.99	3	396,500	2.61	395,000	2.62
$5.00-$10.41	1	232,725	6.72	232,725	6.72

	5	2,257,943	$1.60	2,120,158	$1.64

9. SALES INFORMATION
Sales to two customers were approximately $3,562,000 or 30% of the Company’s total sales in 2007. Sales to two customers were approximately $3,172,000 or 31% of the Company’s total sales in 2006 and $3,812,000 or 35% of the Company’s total sales in 2005.
10. INCOME TAXES
The income tax provision includes the following:

	2007	2006	2005

Current income tax expense:
Federal	$—	$—	$—
State	—	—	—

	$—	$—	$—

Deferred income tax provision (benefit):
Federal	$(282,354)	$(269,343)	65,363
State	(20,210)	(14,926)	15,846
Change in valuation allowance	302,564	284,269	(81,209)

	$—	$—	$—

The income tax provision differs from those computed using the statutory federal tax rate of 34%, due to the following:

	2007	2006	2005

Tax expense (benefit) at statutory federal rate	$(247,443)	$(166,036)	$129,789
State tax, net of federal tax expense (benefit)	(18,850)	(14,650)	11,452
Change in valuation allowance	302,564	284,269	(81,209)
Other	(5,874)	(2,809)	—
Nondeductible expenses	2,017	26,757	6,284
Deferred tax adjustment-fixed assets	—	(64,806)	24,519
Deferred tax adjustment-net operating loss	491	13,849	23,811
General business credits	(32,905)	(76,574)	(114,646)

	$—	$—	$—

Deferred income taxes recorded in the balance sheets results from differences between financial statement and tax reporting of income and deductions. A summary of the composition of the deferred income tax assets (liabilities) follows:

	2007	2006

General business credits	$1,618,521	$1,585,761
Net operating losses	3,671,221	3,882,355
Deferred compensation	2,507,196	2,271,581
Stock options	131,720	—
Alternative minimum tax credits	327,154	322,216
Inventory	263	659
Accounts receivable	11,100	11,100
Capitalized software	(1,124,212)	(1,174,892)
Fixed assets	272,936	240,647
Other	121,078	93,609
New York State ITC	92,945	94,322

	7,629,922	7,327,358
Valuation allowance	(7,629,922)	(7,327,358)

Net deferred asset (liability)	$—	$—

The Company has $9,922,219 of net operating loss carryforwards available as of December 31, 2007. Of that total, $682,000 is limited to a utilization of approximately $100,000 annually. The carryforwards expire in varying amounts in 2012 through 2026. The valuation allowance increased by $302,564 during the year ended December 31, 2007.
The Company’s tax credit carryforwards as of December 31, 2007 are as follows:

Description	Amount	Expiration Dates

General business credits	$1,618,521	2008 — 2026

New York State investment tax credits	$92,945	2008 — 2022

Alternative minimum tax credits	$327,154	No expiration date
Cash paid for income taxes during the years ended December 31, 2007, 2006 and 2005 totaled $562, $18,022, and $(1,944) respectively.

11. COMMITMENTS AND CONTINGENCIES
Lease Obligations — The Company leases current manufacturing and office facilities equipment under operating leases, which expire at various dates through 2010. Rent expense under all operating leases (exclusive of real estate taxes and other expenses payable under the leases) was approximately $346,000, $373,000, and $409,000 for the years ended December 31, 2007, 2006 and 2005, respectively.
Minimum lease payments as of December 31, 2007 under operating leases are as follows:

Operating
Year Ending December 31,	Leases

2008	$437,433
2009	433,165
2010	360,971

$1,231,569

The current term of the Company’s lease on its Pittsford facility expires October 31, 2010.
Legal Matters — The Company is subject to litigation from time to time in the ordinary course of business. In the opinion of management, there is no pending or threatened proceeding against the Company, if adversely determined, would have a material effect on the Company’s financial condition or results of operations.

12. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
Summarized quarterly financial information for the years ended December 31, 2007 and 2006 is as follows:

	Three Months Ended
	March 31	June 30	September 30	December 31
2007
Net sales	$3,348,642	$3,048,083	$2,928,240	$2,593,887
Gross profit	$2,360,698	$2,298,248	$2,223,387	$1,922,052

Net income (loss)	$117,512	$(320,144)	$(60,067)	$(443,350)
Net income (loss) per common share
— Basic	$0.01	$(0.03)	$(0.01)	$(0.05)
— Diluted	$0.01	$(0.03)	$(0.01)	$(0.05)

2006
Net sales	$2,444,196	$2,606,281	$2,589,637	$2,721,036
Gross profit	$1,919,857	$2,032,188	$2,027,206	$2,201,644

Net income (loss)	$(57,477)	$(207,052)	$(172,873)	$(50,939)
Net income (loss) per common share
— Basic	$(0.01)	$(0.02)	$(0.02)	$(0.01)
— Diluted	$(0.01)	$(0.02)	$(0.02)	$(0.01)

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based upon an evaluation as of the end of the period covered by this report, the Company’s Chief Executive Officer and Vice President of Finance (Chief Financial Officer) concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There have been no changes in the Company’s internal controls over financial reporting, that occurred during the period covered by this report, that have materially affected, or are reasonably likely to materially affect the Company’s internal controls over financial reporting.
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
Management’s Report on Internal Control Over Financial Reporting
The management of Veramark Technologies, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) of the Securities Exchange Act of 1934, as amended. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. These internal controls include policies and procedures that:
•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles;

•	Provide reasonable assurance that receipts and expenditures are being made only in accordance with the authorization of our management and directors; and

•	Provide reasonable assurance that unauthorized acquisition, use or disposition of company assets that would have a material impact on financial statements will be prevented or detected on a timely basis.
Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.
Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that internal control over financial reporting was effective as of December 31, 2007.

PART III
Item 10 Directors and Executive Officers of the Registrant
     Information relating to the officers and directors of the Company and the Committees of the Company’s Board of Directors is incorporated herein by reference to portions of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held May 28, 2008, under the headings “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance.”
     The following lists the names and ages of all executive officers of the Company, all persons chosen to become executive officers, all positions and offices with the Company held by such persons, and the business experience during the past five years of such persons. All officers and directors were elected to their present positions for terms ending on May 28, 2008, and until their respective successors are elected and qualified.
MANAGEMENT
Directors and Executive Officers of the Registrant
The Directors and executive officers of Veramark are as follows:

Name	Age	Position

Andrew W. Moylan	68	Chairman of the Board

William J. Reilly	59	Director

Charles A. Constantino	68	Director

John E. Gould	63	Director

Michael R. Holly	61	Director

Anthony C. Mazzullo	50	President and Chief Executive Officer

Ronald C. Lundy	56	Vice President of Finance and CFO
     All Directors hold office until the next annual meeting of stockholders and until their successors are duly elected and qualified. Officers are elected annually by the Board of Directors and serve at the discretion of the Board.
     Andrew W. Moylan has been a Director of Veramark since September 2004 and was elected Chairman of the Board in January 2008. Mr. Moylan retired as a senior Partner from the Deloitte management consulting practice in New York in 2002 after 20 years of practice. Since his retirement, Mr. Moylan has served as President of BCS plc. North America, a risk management software company, and President, Chief Operating Officer and a Director of MarketDataInsite, a spend management company.
     William J. Reilly has been a Director of Veramark since June 1997. Since September 2004, Mr. Reilly has been President and Chief Executive Officer of Realtime Media, an online relationship marketing firm to the pharmaceutical and consumer packaged goods markets. From September 2002 until September 2004, Mr. Reilly also served as a Principal in the consulting firm ChesterBrook Growth Partners. From 1989 until

September, 2002, Mr. Reilly was Chief Operating Officer of Checkpoint Systems, Inc., (NYSE:CKP) a global manufacturer and distributor of automatic identification, pricing, and retail security systems.
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
     Michael R. Holly has been a Director of Veramark in September 2006. Since 2004 Mr. Holly has been President of MRH Consulting LLC, where he advises companies seeking debt and equity growth capital, and management groups involved in acquisitions and the execution of consolidation, growth, and value creation strategies in portfolio companies. Prior to that, for more than five years, Mr. Holly was a founding partner and Managing Director of Safeguard International Fund, a private equity fund which made control investments and implemented growth strategies in portfolio companies in the United States and Europe. Mr. Holly is a Certified Public Accountant in the state of Pennsylvania.
     Anthony C. Mazzullo was elected President and Chief Executive Officer of Veramark effective January 1, 2008. Since 2004 Mr. Mazzullo was Senior Vice President of ePLUS Systems, Inc., a wholly owned subsidiary of ePLUS, Inc., a publicly held software and professional services company. Prior to that, Mr. Mazzullo founded and served as President and Chief Executive Officer of eTrack Solutions, a professional services company that assisted organizations in streamlining operations and optimally applying software applications to their business. eTrack Solutions was sold to Manchester Technologies in 2001 where Mr. Mazzullo served as Chief Operating Officer until 2004.
     Ronald C. Lundy was appointed Vice President of Finance and Chief Financial Officer in March 2007. Since joining Veramark in 1984 he has held a variety of financial management positions, the most recent having been Treasurer since August of 1993. Prior to that he held various financial positions with Rochester Instrument Systems, Inc. from 1974-1983.
The Company has adopted a Code of Business Conduct and Ethics for all principal executive officers, directors, and employees of the Company. A copy of this code is incorporated by reference to portions of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held May 28, 2008, as “Exhibit C.” A copy of the Code of Business Conduct and Ethics is available, without charge, upon written request to the Company’s Vice President of Finance and Chief Financial Officer at the Company’s corporate offices.

Item 11 Executive Compensation
     Information relating to executive compensation is incorporated by reference to portions of to the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held May 28, 2008, under the heading “Executive Compensation.”
Item 12 Security Ownership of Certain Beneficial Owners and Management
     Information relating to the security holdings of more than five percent holders and directors and officers of the Company is incorporated herein by reference to portions of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held May 28, 2008, under the headings “Executive Compensation” and “Stock Options.”
Item 13 Certain Relationships and Related Transactions
     Information related to certain relationships and related transactions of the Company are incorporated herein by reference to portions of the Company’s Proxy Statement, for the Annual Meeting of Shareholders to be held May 28, 2008, under the heading “Certain Relationships and Related Transactions.”

PART IV
Item 14 Principal Accounting Fees and Services
Information relating to accounting fees and services incurred by and provided to the Company are incorporated herein by reference to portions of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held May 28, 2008, under the heading “Audit Fees and Services.”
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
VERAMARK TECHNOLOGIES, INC., Registrant
/s/ Anthony C. Mazzullo

Anthony C. Mazzullo, President and CEO
Dated: March 20, 2008
/s/ Ronald C. Lundy

Ronald C. Lundy, Vice President of Finance and CFO
Dated: March 20, 2008
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

Signature	Capacity	Date

/s/ John E. Gould John E. Gould	Director	March 20, 2008

/s/ William J. Reilly William J. Reilly	Director	March 20, 2008

/s/ Michael R. Holly Michael R. Holly	Director	March 20, 2008

/s/ Charles A. Constantino Charles A. Constantino	Director	March 20, 2008

/s/ Andrew W. Moylan Andrew W. Moylan	Director	March 20, 2008