Form 10-Q
period 2008-03-31
VERAMARK TECHNOLOGIES INC
filed 2008-05-14
CIK 747605

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Quarterly Report Under Section 13 or 15 (d)
of the Securities Exchange Act of 1934
For Quarter Ended March 31, 2008
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

PART I — FINANCIAL INFORMATION
VERAMARK TECHNOLOGIES, INC.
CONDENSED BALANCE SHEETS

	(Unaudited)
	March 31,	December 31,
	2008	2007
ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$372,010	$713,342
Investments	1,676,914	1,492,288
Accounts receivable, trade (net of allowance for doubtful accounts of $32,826 and $30,000, respectively)	1,112,625	1,303,240
Inventories, net	13,794	31,764
Prepaid expenses and other current assets	259,598	254,274

Total Current Assets	3,434,941	3,794,908

PROPERTY AND EQUIPMENT

Cost	3,832,076	5,955,064
Less accumulated depreciation	(3,338,013)	(5,433,650)

Property and Equipment (Net)	494,063	521,414

OTHER ASSETS:

Software development costs (net of accumulated amortization of $2,442,754 and $2,179,290, respectively)	2,975,410	3,038,410
Pension assets	3,234,027	3,210,204
Deposits and other assets	815,756	830,756

Total Other Assets	7,025,193	7,079,370

TOTAL ASSETS	$10,954,197	$11,395,692

The accompanying notes are an integral part of these financial statements.

VERAMARK TECHNOLOGIES, INC.
CONDENSED BALANCE SHEETS

	(Unaudited)
	March 31,	December 31,
	2008	2007
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$258,273	$317,127
Accrued compensation and related taxes	594,744	934,387
Deferred revenue	3,491,664	3,369,324
Current portion of pension obligation	450,565	440,084
Other accrued liabilities	181,381	270,524

Total Current Liabilities	4,976,627	5,331,446

Pension obligation	5,105,558	5,072,447

Total Liabilities	10,082,185	10,403,893

STOCKHOLDERS’ EQUITY:
Common Stock, par value $.10; shares authorized, 40,000,000; shares issued and outstanding, 9,546,593 and 9,169,093	954,659	916,909
Additional paid-in capital	22,180,996	22,171,341
Accumulated deficit	(21,801,912)	(21,607,785)
Treasury stock (80,225 shares, at cost)	(385,757)	(385,757)
Accumulated other comprehensive income	(75,974)	(102,909)

Total Stockholders’ Equity	872,012	991,799

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,954,197	$11,395,692

The accompanying notes are an integral part of these financial statements.

VERAMARK TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
	March 31,
	2008	2007
NET SALES
Product sales	$611,500	$736,475
Service sales	2,060,146	2,612,167

Total Net Sales	2,671,646	3,348,642

COSTS AND OPERATING EXPENSES:
Cost of sales	714,963	987,944
Engineering and software development	297,858	250,947
Selling, general and administrative	1,871,673	2,004,491

Total Costs and Operating Expenses	2,884,494	3,243,382

INCOME (LOSS) FROM OPERATIONS	(212,848)	105,260

NET INTEREST INCOME	18,721	12,252

INCOME (LOSS) BEFORE INCOME TAXES	(194,127)	117,512

INCOME TAXES	—	—

NET INCOME (LOSS)	$(194,127)	$117,512

NET INCOME (LOSS) PER SHARE
Basic	$(0.02)	$0.01

Diluted	$(0.02)	$0.01

The accompanying notes are an integral part of these financial statements.

VERAMARK TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2008	2007
OPERATING ACTIVITIES:
Net income (loss)	$(194,127)	$117,512
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities
Depreciation and amortization	331,589	276,659
Bad debt expense	3,000	7,470
Share based compensation expense	21,500	3,000
Pension assets	(23,823)
Loss on disposal of fixed assets	14,571	(23,823)
Unrealized gain on sale of investments	41,060	5,373

Changes in assets and liabilities
Accounts receivable	187,615	(12,642)
Inventories	17,970	(5,539)
Prepaid expenses and other current assets	(5,324)	(46,444)
Deposits and other assets	15,000	—
Accounts payable	(58,854)	(9,480)
Accrued compensation and related taxes	(339,643)	24,979
Deferred revenue	122,340	104,404
Other accrued liabilities	(89,143)	(15,277)
Pension obligation	29,467	113,067

Net cash flows provided by operating activities	73,198	539,259

INVESTING ACTIVITIES:
Purchase of investments	(184,626)	(121,113)
Capitalized software development costs	(200,464)	(304,197)
Additions to property and equipment	(55,345)	(20,390)

Net cash flows used by investing activities:	(440,435)	(445,700)

FINANCING ACTIVITY:
Exercise of stock options	25,905	172

Net cash flows provided by financing activities	25,905	172

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(341,332)	93,731

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	713,342	845,384

CASH AND CASH EQUIVALENTS, END OF PERIOD	$372,010	$939,115

	Three Months Ended March 31,
	2008	2007
SUPPLEMENTAL CASH FLOW INFORMATION
Cash Transactions:
Income taxes paid, net	$4,425	$404
Interest paid	$1,401	$453
The accompanying notes are an integral part of these financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(1)	GENERAL
          The accompanying unaudited financial statements include all adjustments of a normal and recurring nature which, in the opinion of Company’s management, are necessary to present fairly the Company’s financial position as of March 31, 2008, the results of its operations for the three months ended March 31, 2008 and 2007, and cash flows for the three months ended March 31, 2008 and 2007.
          Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed financial statements should be read in conjunction with the financial statements and related notes contained in the Company’s Annual Report on Form 10-K to the Securities and Exchange Commission for the year ended December 31, 2007.
          The results of operations and cash flows for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year’s operation.
(2)	PROPERTY AND EQUIPMENT

The major classifications of property and equipment at March 31, 2008, and December 31, 2007 were:

	March 31,	December 31,
	2008	2007
Machinery and equipment	$128,390	$795,905
Computer hardware and software	1,276,377	2,093,026
Furniture and fixtures	1,041,512	1,677,783
Leasehold improvements	1,385,797	1,388,350

	$3,832,076	$5,955,064

For the quarter ended March 31, 2008, the Company recorded depreciation expense of $68,125. Depreciation expense for the quarter ended March 31, 2007 was $62,877.

(3)	STOCK-BASED COMPENSATION

The Company’s share-based compensation consists of restricted stock and stock options, generally vesting over periods ranging from one to four years. For the quarter ended March 31, 2008, the company awarded restricted stock grants totaling 320,000 shares vesting over three years. There were no grants of stock options. During the first quarter of 2007 there were no awards of restricted stock or stock option grants.

A summary of the status of the Company’s stock option plan as of March 31, 2008 is presented below:

		Average	Average	Remaining
		Exercise	Grant-Date	Contractual	Intrinsic
	Shares	Price	Fair Value	Term (Yrs)	Value
Outstanding as of December 31, 2007	2,257,943	$1.60	$1.32	5.1	$548,550
Granted	—	—			—
Exercised	(57,500)	0.45			(4,630)
Canceled	(36,280)	4.81			(30,506)

Outstanding as of March 31, 2008	2,164,163	$1.57	$1.30	4.9	$513,414

Options exercisable at March 31, 2008	2,037,878	$1.62	$1.33	4.7	$512,853

As of March 31, 2008, there was $61,170 of total unrecognized compensation cost related to non-vested stock options granted under the Plan and $223,500 of unrecognized compensation cost related to non-vested restricted stock grants. The compensation cost for stock options will be recognized over a weighted-average period of 2.1 years. The compensation costs of restricted stock will be recognized over a weighted-average period of 1.5 years.
(4)	TOTAL COMPREHENSIVE INCOME (LOSS)

Total comprehensive income (loss) for the first quarter of 2008 and 2007 was as follows:

	Three Months Ended March 31,
	2008	2007

Net income (loss)	$(194,127)	$117,512
Reclassification to net periodic benefit cost	22,122	—
Unrealized change — pension	(36,247)	—
Unrealized change on investments	41,060	5,373

Total comprehensive loss	$(167,192)	$122,885

(5)	NET INCOME (LOSS) PER SHARE (EPS)

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

Calculations of Earnings (Loss) Per Share

	Three Months Ended
	March 31,
	2008	2007
Basic

Net income (loss)	$(194,127)	$117,512

Weighted average common shares outstanding	9,346,912	8,855,134

Net income (loss) per common share	$(0.02)	$0.01

Diluted

Net income (loss)	$(194,127)	$117,512

Weighted average common shares outstanding	9,346,912	8,855,134

Additional dilutive effect of stock options and warrants after application of treasury stock method	—	567,361

Weighted average dilutive shares outstanding	9,346,912	9,422,495

Net income (loss) per common share assuming full obligation	$(0.02)	$0.01

There were no dilutive effects of stock options in the first quarter of 2008, as the effect would have been anti-dilutive due to the net loss incurred.
(6)	INDEMNIFICATION OF CUSTOMERS

Our agreements with customers generally require us to indemnify the customer against claims that our software infringes third party patent, copyright, trademark or other proprietary rights. Such indemnification obligations are generally limited in a variety of industry-standard respects, including our right to replace an infringing product. As of March 31, 2008 we had not experienced any material losses related to these indemnification obligations and no material claims with respect thereto were outstanding. We do not expect significant claims related to these indemnification obligations, and consequently, we have not established any related reserves.

(7)	BENEFIT PLANS

The Company sponsors an employee incentive savings plan under Section 401(k) for all eligible employees. The Company’s contributions to the plan are discretionary. There were no contributions to the plan for the three months ended March 31, 2008 and 2007.

The Company also sponsors an unfunded Supplemental Executive Retirement Program (“SERP”), which is a non-qualified plan that provides certain key employees defined pension benefits. Periodic pension expense for the three months ended March 31, 2008 and 2007 consists of the following:

	Three Months Ended March 31,
	2008	2007
Current Service Cost	$14,438	$68,180
Amortization of Prior Service Cost	22,122	15,700
Interest Cost	82,688	78,720
Unrealized change	(36,247)	—

Pension Expense	$83,001	$162,600

The Company paid pension obligations of $53,533 for the three months ended March 31, 2008 and $49,533 for the three months ended March 31, 2007.
The discount rate used in determining the actuarial present value of the projected benefit obligation was 6% for the three months ended March 31, 2008 and 2007.
The Company maintains life insurance covering certain key employees under its Supplemental Executive Retirement Program with the Company named as beneficiary. The Company intends to use the death benefits of these policies, as well as loans against the accumulating cash surrender value of the policies, to fund future pension obligations. The total death benefit associated with these policies is $10.2 million, with an associated accumulated cash surrender value of approximately $3,234,000 at March 31, 2008. The accumulated cash surrender values of these policies at December 31, 2007 was approximately $3,210,000.
The projected pension benefits paid or expected to be paid under this plan are as follows, assuming retirement at 65 and a life expectancy of 80 years for all participants:
Period Ending December 31, Unless Stated Otherwise,

Q1 2008	53,533
Q2 - Q4 2008	386,551
2009	498,192
2010	498,192
2011	468,058
2012	513,842
2013 - 2016	2,717,021
The Company has a contractual obligation to maintain certain health benefits for two of its former executive officers. These benefits are accounted for as Post Retirement Healthcare Benefits, (“PRHB”).

Periodic PRHB expensed and paid for the three months ended March 31, 2008 and 2007 consists of the following:

	Three Months Ended March 31,
	2008	2007
Current Service Cost	$1,892	$1,130
Interest Cost	1,521	620

PRHB Expense	$3,413	$1,750

The projected PRHB paid or expected to be paid are as follows:
Period Ending December 31, Unless Stated Otherwise,

Q1 2008	3,413
Q2 - Q4 2008	10,239
2009	13,649
2010	13,649
2011	13,649
2012	13,649
2013 - 2016	37,096

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
Overview
Sales of $2,672,000 for Veramark’s first quarter ended March 31, 2008 decreased $677,000 from sales of $3,349,000 for the quarter ended March 31, 2007. First quarter 2007 sales had included a non-recurring $570,000 component of a managed service contract initiated in late 2006. The net loss for the quarter ended March 31, 2008 of $194,000, or $0.02 per share, compared with a net income of $118,000, or $0.01 per diluted share for the first quarter of 2007.
Orders booked for the quarter ended March 31, 2008 were virtually unchanged from the first quarter of 2007, with increased orders for VeraSMART and Managed Services offset by lower orders for eCAS and Quantum maintenance renewals. Support for the Quantum Series, VeraSMART’s predecessor, was discontinued at the end of 2007.
Effective January 1, 2008 Anthony C. Mazzullo joined Veramark as President and Chief Executive Officer.  Since that time, the Company’s management team and organizational structure have been realigned with initial benefits of lower annual labor expenses and the creation of positions for new management talent that was subsequently hired.  One-time expenses of approximately $130,000 associated primarily with severance payments were incurred during the quarter negatively impacting net income and cash flow.  The new management believes that the restructuring was necessary in order to better position the company to execute a more compelling market strategy.   Labor expense savings offset somewhat by expense associated with new positions created to fill critical needs is expected to have a net reduction in the annualized expense rate.
Sales
Sales of VeraSMART product and services increased 32% for the quarter ended March 31, 2008 from the same quarter of 2007, accounting for 33% of total sales. New installations of VeraSMART were completed with Abbott Labs, Blue Cross/Blue Shield of Florida, Northrop Grumman, and the Sacramento Municipal Utility District, among others. Additionally, in the first quarter of 2008 we announced the release of VeraSMART 7.0 offering innovative Telecom Expense Management (TEM) features, user –configurable dashboards, and enhanced support for diverse enterprise and carrier networks.

Sales of eCAS products and services for the quarter ended March 31, 2008 decreased 18% as compared with the same quarter of 2007. The decrease in eCAS sales reflects lower sales through our largest channel of distribution for eCAS, Avaya Inc., and their master distributor channel partners. In February 2008, Veramark announced the signing of a distribution agreement with Ingram Micro enabling eCAS to be accessible to Ingram Micro’s network of reseller customers in the United States beginning March 1, 2008.
Revenues generated from managed service contracts for the quarter ended March 31, 2008 decreased 45% from the prior year due to the non- recurring portion of 2007 revenue associated with the contract discussed above. After adjustment for that event, recurring revenues from existing managed service contracts increased 48% from the first quarter of 2007.
Cost of Sales
Gross margin (sales less cost of sales) for the quarter ended March 31, 2008 of $1,957,000 decreased $404,000 from the gross margin of $2,361,000 for the quarter ended March 31, 2007 primarily due to the lower sales volume. Gross margins as a percentage of sales improved however, representing 73% of sales for the quarter ended March 31, 2008 versus 70% of sales for the same quarter of 2007, reflecting lower costs associated with the provisioning of managed service contracts.
Operating Expenses
Engineering and software development expenses, net of the effect of software capitalization increased 19% from $251,000 for the quarter ended March 31, 2007 to $298,000 for the quarter ended March 31, 2008 due to a decrease in the level of software development costs capitalized. The chart below summarizes the Company’s development efforts for the first quarters of 2008 and 2007, itemizing gross engineering and software development costs incurred, software development costs capitalized, and the resulting net engineering and software developments costs included in the statement of operations.

	Three Months Ended
	March 31,
	2008	2007
Gross expenditures for engineering and software development	$498,000	$555,000

Less: Software development costs capitalized	(200,000)	(304,000)

Net expenses for engineering and software development included in the Company’s statement of operations	$298,000	$251,000

Expenses for selling, general and administrative (SG&A) functions decreased 7%, or $132,000, from $2,004,000 for the quarter ended March 31, 2007 to $1,872,000 for the quarter ended March 31, 2008. The decrease was principally due to the restructuring efforts undertaken throughout the organization referred to in the overview section of this report, the effect of which resulted in reductions in salaries, benefits and pension expenses.

Liquidity and Capital Resources
Our total cash position (cash plus short term investments) of $2,049,000 at March 31, 2008 compares with a total cash position of $2,206,000 at December 31, 2007 and $1,910,000 at March 31, 2007. The reduction in cash position includes the effect of severance and termination costs associated with the restructuring and reorganization efforts referred to earlier in this document. Accounts receivable of $1,113,000, net of a bad debt reserve of $33,000, at March 31, 2008 compares with accounts receivable of $1,303,000, net of a bad debt reserve of $30,000 at December 31, 2007. There were no significant write-offs or changes to customer payment trends during the first quarter of 2008.
Prepaid expenses at March 31, 2008 of $260,000 increased $6,000 from the December 31, 2007 balance of $254,000. The increase is attributable to the renewal and payment of 2008 business insurances, the economic benefit of which extends over the balance of the year.
Capital equipment additions for the first quarter of 2008 totaled $55,000 which compared with $20,000 of capital additions during the first quarter of 2007. During the first quarter we wrote-off $2,178,000 of capital assets, primarily computer equipment, office furniture, and fixtures which were either obsolete, or no longer in service. The majority of those assets were fully depreciated, with the net residual book value of these assets totaling $15,000, which was charged against operations in the quarter. At March 31, 2008 the net book value of property and equipment was $494,000, which compared with $521,000 at December 31, 2007.
Software development costs capitalized and reported in the balance sheet at March, 31, 2008 of $2,975,000, decreased 2% from the December 31, 2007 balance of $3,038,000. For the first three months of 2008 we capitalized $200,000 of software development costs, down from $304,000 for the first three months of 2007. Amortization of previously capitalized costs totaled $263,000 through March 31, 2008 as compared with amortization costs of $214,000 for the same period a year ago.
Pension assets of $3,234,000 at March 31, 2008 increased $24,000 from the December 31, 2007 balance of $3,210,000. Pension assets consist entirely of the current cash surrender values on a series of company-owned life insurance policies designed to fund future pension obligations. These cash surrender values are also available for use in meeting current operational activities if required.
Total current liabilities decreased 7%, or $354,000, from the December 31, 2007 balance of $5,331,000 to $4,977,000 at March 31, 2008. Accrued compensation costs decreased $354,000 primarily due to a reduction in accruals associated with the December 31, 2007 retirement of the company’s former Chief Executive Officer. Additionally, accounts payable and other accrued liabilities were reduced by $59,000 and $90,000, respectively, from December 31, 2007 balances. Offsetting those reductions was an increase of $123,000 in deferred revenues, primarily in the form of additional maintenance contracts. Deferred revenues represent services for which the company has billed customers, but has not yet performed the contracted service, and as such, represent a portion of our current backlog. It is expected that the majority of those services, consisting largely of maintenance and support, training and installation services and will be performed over the next twelve months and recognized as revenue.
Stockholders equity at March 31, 2008 of $872,000 represents a decrease of $120,000 from the December 31, 2007 total of $992,000 and includes the first quarter 2008 net loss of $194,000. During the first quarter of 2008 there were 57,500 stock options exercised by employees.

In light of the Company’s cash and investment position, overall liquidity and absence of debt, it is the opinion of management that sufficient resources exist to fully fund current operations and development programs for the next twelve months and beyond.

Accounting Pronouncements
1)	In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115”. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. This Statement applies to all entities, including not-for-profit organizations. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. As such, the Company adopted these provisions at the beginning of the fiscal year ending December 31, 2008. Adoption of SFAS 159 did not have a material impact on the Company’s financial statements.

2)	In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”. SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. As such, the Company adopted these provisions at the beginning of the fiscal year ending December 31, 2008. Adoption of SFAS 159 did not have a material impact on the Company’s financial statements.

3)	In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 141(R), “Business Combinations”. SFAS 141(R) establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ending December 31, 2009. The Company does not expect adoption of SFAS 141(R) to have a material effect on its financial statements.

4)	In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”. SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ending December 31, 2009. The Company does not expect SFAS 160 to have a material effect on its financial statements.

5)	In December 2007, the SEC issued Staff Accounting Bulletin No. 110 (“SAB 110”). SAB 110 permits companies to continue to use the simplified method, under certain circumstances, in estimating the expected term of “plain vanilla” options beyond December 31, 2007. SAB 110 updates guidance provided in SAB 107 that previously stated that the Staff would not expect a company to use the simplified method for share option grants after December 31, 2007. Adoption of SAB 110 did not expect to have a material impact on the Company’s financial statements.

6)	In March 2007, the Financial Accounting Standards Board ratified Emerging Issues Task Force (“EITF”) Issue No. 06-10, “Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements”. EITF 06-10 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. EITF 06-10 is effective for fiscal years beginning after December 15, 2007. As such, the Company adopted these provisions at the beginning of the fiscal year ending December 31, 2008. Adoption of EITF 06-10 did not have a material impact on the Company’s financial statements.

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
Item 6: Exhibits and Reports on Form 8-K
     (a) Exhibits required by Item 601 of Regulation S-K
(I) Registrant’s Condensed Financial Statements for the three months ended March 31, 2008 and 2007 are set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
VERAMARK TECHNOLOGIES, INC.
REGISTRANT
Date: May 14, 2008

/s/ Anthony C. Mazzullo Anthony C. Mazzullo
President and CEO

Date: May 14, 2008

/s/ Ronald C. Lundy Ronald C. Lundy
Vice President of Finance and CFO