Form 10-Q
period 2008-06-30
VERAMARK TECHNOLOGIES INC
filed 2008-08-13
CIK 747605

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Quarterly Report Under Section 13 or 15 (d)
of the Securities Exchange Act of 1934
For Quarter Ended June 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
The number of shares of Common Stock, $.10 par value, outstanding on June 30, 2008 was 9,552,988.

PART I — FINANCIAL INFORMATION
VERAMARK TECHNOLOGIES, INC.
CONDENSED BALANCE SHEETS

	(Unaudited)
	June 30,	December 31,
	2008	2007
ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$655,677	$713,342
Investments	1,370,371	1,492,288
Accounts receivable, trade (net of allowance for doubtful accounts of $32,000 and $30,000, respectively)	960,347	1,303,240
Inventories, net	34,993	31,764
Prepaid expenses and other current assets	302,772	254,274

Total Current Assets	3,324,160	3,794,908

PROPERTY AND EQUIPMENT

Cost	3,904,673	5,955,064
Less accumulated depreciation	(3,408,464)	(5,433,650)

Property and Equipment (Net)	496,209	521,414

OTHER ASSETS:

Software development costs (net of accumulated amortization of $2,729,035 and $2,179,290, respectively)	2,901,489	3,038,410
Pension assets	3,281,189	3,210,204
Deposits and other assets	905,761	830,756

Total Other Assets	7,088,439	7,079,370

TOTAL ASSETS	$10,908,808	$11,395,692

The accompanying notes are an integral part of these financial statements.

VERAMARK TECHNOLOGIES, INC.
CONDENSED BALANCE SHEETS

	(Unaudited)
	June 30,	December 31,
	2008	2007

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$380,852	$317,127
Accrued compensation and related taxes	723,844	934,387
Deferred revenue	3,486,967	3,369,324
Current portion of pension obligation	462,059	440,084
Other accrued liabilities	194,793	270,524

Total Current Liabilities	5,248,515	5,331,446

Pension obligation	5,027,502	5,072,447

Total Liabilities	10,276,017	10,403,893

STOCKHOLDERS’ EQUITY:
Common Stock, par value $.10; shares authorized, 40,000,000; shares issued and outstanding, 9,633,213 and 9,169,093	963,321	916,909
Additional paid-in capital	22,240,938	22,171,341
Accumulated deficit	(22,061,621)	(21,607,785)
Treasury stock (80,225 shares, at cost)	(385,757)	(385,757)
Accumulated other comprehensive income	(124,090)	(102,909)

Total Stockholders’ Equity	632,791	991,799

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,908,808	$11,395,692

The accompanying notes are an integral part of these financial statements.

VERAMARK TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

NET SALES
Product sales	$542,661	$828,542	$1,154,161	$1,565,016
Service sales	1,995,622	2,219,541	4,055,768	4,831,709

Total Net Sales	2,538,283	3,048,083	5,209,929	6,396,725

COSTS AND OPERATING EXPENSES:
Cost of sales	707,944	749,835	1,422,907	1,737,779
Engineering and software development	334,243	296,500	632,101	547,447
Selling, general and administrative	1,771,230	2,334,527	3,642,903	4,339,018

Total Costs and Operating Expenses	2,813,417	3,380,862	5,697,911	6,624,244

LOSS FROM OPERATIONS	(275,134)	(332,779)	(487,982)	(227,519)

NET INTEREST INCOME	15,425	12,635	34,146	24,887

LOSS BEFORE INCOME TAXES	(259,709)	(320,144)	(453,836)	(202,632)

INCOME TAXES	—	—	—	—

NET LOSS	$(259,709)	$(320,144)	$(453,836)	$(202,632)

NET LOSS PER SHARE
Basic	$(0.03)	$(0.03)	$(0.05)	$(0.02)

Diluted	$(0.03)	$(0.03)	$(0.05)	$(0.02)

The accompanying notes are an integral part of these financial statements.

VERAMARK TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2008	2007
OPERATING ACTIVITIES:
Net income (loss)	(453,836)	(202,632)
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities
Depreciation and amortization	690,427	571,403
Bad debt expense	3,332	4,470
Share based compensation expense	47,116	282,000
Pension assets	(70,985)	(70,985)
Loss on disposal of fixed assets	14,571	—
Unrealized gain on sale of investments	7,068	—

Changes in assets and liabilities
Accounts receivable	339,561	147,864
Inventories	(3,229)	3,053
Prepaid expenses and other current assets	(48,498)	(23,276)
Deposits and other assets	(75,005)	(42,222)
Accounts payable	63,725	(85,788)
Accrued compensation and related taxes	(210,543)	143,218
Deferred revenue	117,643	78,518
Other accrued liabilities	(75,731)	(31,021)
Pension obligation	(51,219)	222,133

Net cash flows provided by operating activities	294,397	996,735

INVESTING ACTIVITIES:
Sale (purchase) of investments	121,917	(727,143)
Capitalized software development costs	(412,824)	(524,847)
Additions to property and equipment	(130,048)	(40,437)

Net cash flows used by investing activities:	(420,955)	(1,292,427)

FINANCING ACTIVITY:
Exercise of stock options	57,150	43,710
Proceeds from employee stock purchase plan	11,743	7,041

Net cash flows provided by financing activities	68,893	50,751

NET DECREASE IN CASH AND CASH EQUIVALENTS	(57,665)	(244,941)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	713,342	845,384

CASH AND CASH EQUIVALENTS, END OF PERIOD	$655,677	$600,443

SUPPLEMENTAL CASH FLOW INFORMATION
Cash Transactions:
Income taxes paid, net	$7,725	$1,859
Interest paid	$874	$575
The accompanying notes are an integral part of these financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(1) GENERAL
The accompanying unaudited financial statements include all adjustments of a normal and recurring nature which, in the opinion of Company’s management, are necessary to present fairly the Company’s financial position as of June 30, 2008, the results of its operations for the three and six months ended June 30, 2008 and 2007, and cash flows for the six months ended June 30, 2008 and 2007.
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
The results of operations and cash flows for the three and six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year’s operation.
(2) PROPERTY AND EQUIPMENT
The major classifications of property and equipment at June 30, 2008, and December 31, 2007 were:

	June 30,	December 31,
	2008	2007

Machinery and equipment	$128,390	$795,905
Computer hardware and software	1,348,974	2,093,026
Furniture and fixtures	1,041,512	1,677,783
Leasehold improvements	1,385,797	1,388,350

	$3,904,673	$5,955,064

For the six months ended June 30, 2008, the Company recorded depreciation expense of $140,682. Depreciation expense for the six months ended June 30, 2007 was $126,027.

(3) STOCK-BASED COMPENSATION
The Company’s share-based compensation consists of restricted stock and stock options, generally vesting over periods ranging from one to four years. For the six months ended June 30, 2008, the company awarded restricted stock grants totaling 320,000 shares vesting over three years and 134,500 stock options generally vesting over four years. During the first six months of 2007 the Company granted 432,485 stock options to employees.
A summary of the status of the Company’s stock option plan as of June 30, 2008 is presented below:

		Weighted	Weighted
		Average	Average	Remaining
		Exercise	Grant-Date	Contractual	Intrinsic
	Shares	Price	Fair Value	Term (Yrs)	Value
Outstanding as of December 31, 2007	2,257,943	$1.60	$1.32	5.1	$548,550
Granted	134,500	$0.65			—
Exercised	(119,000)	0.48			(10,150)
Canceled	(302,840)	2.91			(138,722)

Outstanding as of June 30, 2008	1,970,603	$1.40	$1.16	5.1	$399,678

Options exercisable at June 30, 2008	1,833,303	$1.45	$1.21	4.8	$399,117

As of June 30, 2008, there was $65,895 of total unrecognized compensation cost related to non-vested stock options granted under the Plan and $203,667 of unrecognized compensation cost related to non-vested restricted stock grants. The compensation cost for stock options will be recognized over a weighted-average period of 1.9 years. The compensation costs of restricted stock will be recognized over a weighted-average period of 1.4 years.
(4) TOTAL COMPREHENSIVE INCOME (LOSS)
Total comprehensive income (loss) for the three and six months ended June 30, 2008 and 2007 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Net loss	$(259,709)	$(320,144)	$(453,836)	$(202,632)
Reclassification to net periodic benefit cost	22,123	31,400	44,245	31,400
Unrealized change - pension	(36,247)	—	(72,494)	—
Unrealized change on investments	(33,992)	(6,496)	7,068	(1,123)

Total comprehensive loss	$(307,825)	$(295,240)	$(475,017)	$(172,355)

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
Calculations of Earnings (Loss) Per Share

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Basic

Net Loss	$(259,709)	$(320,144)	$(453,836)	$(202,632)

Weighted average common shares outstanding	9,504,989	8,940,855	9,425,951	8,897,994

Net loss per common share	$(0.03)	$(0.03)	$(0.05)	$(0.02)

Diluted

Net loss	$(259,709)	$(320,144)	$(453,836)	$(202,632)

Weighted average common shares outstanding	9,504,989	8,940,855	9,425,951	8,897,994
Additional dilutive effect of stock options and warrants after application of treasury stock method	—	—	—	—

Weighted average dilutive shares outstanding	9,504,989	8,940,855	9,425,951	8,897,994

Net loss per common share assuming full obligation	$(0.03)	$(0.03)	$(0.05)	$(0.02)

There were no dilutive effects of stock options from the three and six months ended June 30, 2008 and 2007, as the effect would have been anti-dilutive due to the net loss incurred.
(6) INDEMNIFICATION OF CUSTOMERS
Our agreements with customers generally require us to indemnify the customer against claims that our software infringes third party patent, copyright, trademark or other proprietary rights. Such indemnification obligations are generally limited in a variety of industry-standard respects, including our right to replace an infringing product. As of June 30, 2008 we had not experienced any material losses related to these indemnification obligations and no material claims with respect thereto were outstanding. We do not expect significant claims related to these indemnification obligations, and consequently, we have not established any related reserves.

(7) BENEFIT PLANS
The Company sponsors an employee incentive savings plan under Section 401(k) for all eligible employees. The Company’s contributions to the plan are discretionary. There were no contributions to the plan for the three and six months ended June 30, 2008 and 2007.
The Company also sponsors an unfunded Supplemental Executive Retirement Program (“SERP”), which is a non-qualified plan that provides certain key employees defined pension benefits. Periodic pension expense for the three months and six months ended June 30, 2008 and 2007 consists of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Current Service Cost	$10,270	$68,180	$24,708	$136,360
Amortization of Prior Service Cost	22,123	15,700	44,245	31,400
Interest Cost	82,688	78,720	165,376	157,440
Unrealized change	(36,247)	—	(72,494)	—

Pension Expense	$78,834	$162,600	$161,835	$325,200

The Company paid pension obligations of 114,055 for the six months ended June 30, 2008 and 103,067 for the six months ended June 30, 2007.
The discount rate used in determining the actuarial present value of the projected benefit obligation was 6% for the three and six months ended June 30, 2008 and 2007.
The Company maintains life insurance covering certain key employees under its Supplemental Executive Retirement Program with the Company named as beneficiary. The Company intends to use the death benefits of these policies, as well as loans against the accumulating cash surrender value of the policies, to fund future pension obligations. The total death benefit associated with these policies is $10.2 million, with an associated accumulated cash surrender value of approximately $3,281,000 at June 30, 2008. The accumulated cash surrender values of these policies at December 31, 2007 was approximately $3,210,000.
The projected pension benefits paid or expected to be paid under this plan are as follows, assuming retirement at 65 and a life expectancy of 80 years for all participants:
Period Ending December 31, Unless Stated Otherwise,

Q1 - Q2 2008	114,055
Q3 - Q4 2008	326,029
2009	498,192
2010	498,192
2011	468,058
2012	513,842
2013 - 2016	2,717,021

The Company has a contractual obligation to maintain certain health benefits for two of its former executive officers. These benefits are accounted for as Post Retirement Healthcare Benefits, (“PRHB”). Periodic PRHB expensed and paid for the three and six months ended June 30, 2008 and 2007 consists of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Current Service Cost	$1,892	$1,130	$3,784	$2,260
Interest Cost	1,521	620	3,042	1,240

PRHB Expense	$3,413	$1,750	$6,826	$3,500

The projected PRHB paid or expected to be paid are as follows:

Period Ending December 31, Unless Stated Otherwise,

Q1 - Q2 2008	6,826
Q3 - Q4 2008	6,826
2009	13,649
2010	13,649
2011	13,649
2012	13,649
2013 - 2016	37,096

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
Overview
Sales of $2,538,000 for the three months ended June 30, 2008 decreased from sales of $3,048,000 for the three months ended June 30, 2007. For the six months ended June 30, 2008 sales of $5,210,000 decreased from sales of $6,397,000 for the first six months of 2007. The decline in year to date sales results from a non-recurring $800,000 component of a managed service contract with Sears Holding Corporation (SHC) recorded as revenue in the first quarter of 2007 and approximately $400,000 of maintenance revenues recognized during the first half of 2007 from the now discontinued Quantum series of products.
For the three months ended June 30, 2008 we incurred a net loss of $260,000, or $0.03 per share, which compared with a net loss of $320,000, for the same quarter of 2007, also representing $0.03 per share. The net loss for the six months ended June 30, 2008 of $454,000, or $0.05 per share, compares with a net loss of $203,000, or $0.02 per share, for the first six months of 2007.
Orders booked of $3,267,000 for the second quarter ended June 30, 2008 increased 33% from orders booked during the first quarter of 2008. Orders booked for the first six months of 2008 of $5,722,000 increased 6% from orders booked for the first six months of 2007.
In late May, the Company announced the release of the VeraSMART 8.0 Communications Management Suite introducing new international functionality designed to assist multinational organizations in reducing the cost of their global communications networks. The development of VeraSMART 8.0 came in response to requests from the many Fortune 500 corporations currently utilizing VeraSMART products, and is viewed as an essential component of a longer-term strategy to expand our markets beyond North America.
In June Veramark’s VeraSMART Communications Management Suite received a 2007 product of the year award from Technology Marketing Corporation (TMC) for excellence in the advancement of voice, data, and /or video communications. This award recognized the VeraSMART solution for its ability to enable organizations to gain control over their telecommunication spend across all telecom expense management processes including: inventory audit and optimization, procurement and provisioning, invoice processing and payment, wireless management, asset and inventory management and call accounting.

Sales
Sales of VeraSMART products and services, though down slightly for the second quarter of 2008 as compared with the same quarter of 2007, increased 11% for the six months ended June 30, 2008 as compared with the first six months of 2007. VeraSMART product and services accounted for 31% of revenues for the six months ended June 30, 2008, up from 23% of total revenues for the six months ended June 30, 2007.
Revenues generated from managed service contracts decreased 25% and 37% respectively, for the three and six months periods ended June 30, 2008 as compared with the same periods of 2007, entirely as a result of the nonrecurring revenues recorded in the first quarter of 2007 associated with the SHC managed service contract referred to in the overview of this report. The recurring portion of revenues associated with managed service contracts, including SHC, increased 34% for the first six months of 2008 from revenues generated for the first six months of 2007. During the second quarter of 2008 Thornton Americas Holding LLC, The Employment Development Division of the State of California and DHL Delivery were added to our portfolio of managed service clients, with revenues from those contracts expected to commence in the third quarter.
Sales of eCAS products and services decreased 8% for the three months ended June 30, 2008 and 14% for the six months ended June 30, 2008 as compared with the same period of 2007. The reduced sales of eCAS continue the trend of lower sales realized from the largest distribution channel for eCAS, Avaya, Inc and its master distribution channels.
Cost of Sales
Cost of sales of $708,000 for the three months ended June 30 , 2008 and $1,423,000 for the six months ended June 30, 2008 decreased 6% and 18% respectively from cost of sales of $750,000 and $1,738,000 for the same three and six month periods of 2007. The reduction in cost of sales for both periods as compared with the prior year reflects lower costs associated with the SHC managed service contract for which a third party was utilized to provide certain portions of the contracted services.
Due to lower sales volumes for the three and six months ended June 30, 2008 as compared with the same periods of 2007 , year to date gross margin (sales less cost of sales) as a percentage of sales remained unchanged from the prior year, representing 73% of sales.
Operating Expenses
Engineering and software development costs, net of software capitalization, of $334,000 and $632,000 increased from $297,000 and $548,000 for the three and six months ended June 30, 2008 and June 30, 2007, respectively. The increase in net expenses resulted from a reduction in development costs capitalized during the first half of 2008 as compared with the prior year. The chart below displays gross expenditures for engineering and software development, costs capitalized, and the resulting net engineering and software development costs charged to the Statement of Operations for the three and six month periods ended June 2008 and 2007.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Gross expenditures for engineering & software development	$547,000	$518,000	$1,045,000	$1,073,000
Less: Software development costs capitalized	(213,000)	(221,000)	(413,000)	(525,000)

Net expense for engineering and software	$334,000	$297,000	$632,000	$548,000

Selling, general and administrative (SG&A) expense for the three months ended June 30, 2008 of $1,771,000 decreased 24% from SG&A expenses of $2,335,000 for the same three months of 2007. For the six months ended June 30, 2008 SG&A expenses of $3,643,000 decreased 16% from expenses of $4,339,000 for the first six months of 2007. The significant decrease in expense levels is attributable to two factors. The first has been an aggressive restructuring of all functional areas within the organization which has reduced our direct selling, administrative, and support & service costs while at the same time increasing operating efficiencies. As a result of these efforts, payroll, benefit, and pension costs have been reduced. Secondly, the second quarter of 2007 included approximately $280,000 of compensation expense associated with a contractual grant of stock options to the Company’s former Chief Executive Officer.
Liquidity and Capital Resources
Our total cash position (cash on hand plus short-term investments) totaled $2,026,000 at June 30, 2008, relatively unchanged from the cash position of $2,049,000 at March 31, 2008. The total cash position at December 31, 2007 was $2,206,000. During the next two quarters we anticipate a 10-15% decrease in cash balances as we invest in upgrades to our internal infrastructure.
Accounts receivable at June 30, 2008 of $960,000 declined from accounts receivable of $1,303,000 at December 31, 2007 due to a combination of lower sales volumes and the timing of payments from customers. The reserve for bad debts at June 30, 2008 is $32,000, up slightly from a bad debt reserve of $30,000 at December 31, 2007. The Company continues to experience no customer collection problems of significance.
Prepaid expenses at June 30, 2008 of $302,000 consisting primarily of the unutilized portion of business insurances and maintenance contracts on specified equipment increased 19% from the December 31, 2007 balance of $254,000. The increase in prepaid expenses reflect the renewal of business insurance policies, most of which have renewal dates falling in the first half of the year, and an increase in prepaid commissions for orders received in the second quarter that will be recognized as revenue in future periods.
During the second quarter of 2008 capital equipment purchases totaled $75,000 increasing total capital expenditures to $130,000 for the six months ended June 30, 2008. Capital spending for the first six months of 2007 totaled $40,000. During the first six months of 2008 we disposed of $2,180,000 of capital assets, primarily computer equipment, office furniture and fixtures deemed to be obsolete, or no longer in service. The net residual value of those assets totaled $15,000 which has been charged against operations.

At June 30, 2008 the net value of software development costs capitalized and included in the Company’s balance sheet is $2,901,000, a reduction of 5% from capitalized development costs of $3,038,000 at December 31, 2007. For the six months ended June 30, 2008 we have capitalized $413,000 of software development costs as compared to $525,000 for the first six months of 2007. Amortization expense charged to cost of sales for the six months ended June 30, 2008 total $550,000 versus amortization expense of $445,000 for the first six months of 2007.
Pension assets, consisting of the cash surrender values of company-owned life insurance contracts designed to fund future pension obligations increased 2% from $3,210,000 at December 31, 2007 to $3,281,000 at June 30 2008. These cash surrender values are fully available to support current operating needs if required.
Total current liabilities of $5,249,000 at June 30, 2008 decreased 2% from the December 31, 2007 total of $5,331,000 due to a reduction of $210,000 in accrued compensation costs accrued at the end of 2007 primarily associated with the retirement of the company’s former Chief Executive Officer, and a decrease in vacation accruals required. The decrease in accrued compensation costs served to offset a $64,000 increase in accounts payable and an $118,000 increase in deferred revenues from December 31, 2007 balances. Deferred revenues consist of the unrecognized portions of orders received from customers for a variety of services including maintenance, training, and implementation services not yet provided, and as such, represent a portion of our total backlog. The majority of the current deferred revenues will be recognized as revenue over the next twelve months.
Stockholders equity at June 30, 2008 is $633,000 as compared to $992,000 at December 31, 2007. During the first six months of 2008 employees have exercised 119,000 stock options and purchased 25,120 shares of common stock through the employees stock purchase plan, yielding proceeds to the company of $69,000.
Given the Company’s overall cash position, operating expense levels and absence of debt, it is management’s opinion that sufficient resources and liquidity exist to fully fund operations and strategic initiatives for the next twelve months and beyond.

Recent Accounting Pronouncements
1)
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

2)
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

3)
In December 2007, the SEC issued Staff Accounting Bulletin No. 110 (“SAB 110”). SAB 110 permits companies to continue to use the simplified method, under certain circumstances, in estimating the expected term of “plain vanilla” options beyond December 31, 2007. SAB 110 updates guidance provided in SAB 107 that previously stated that the Staff would not expect a company to use the simplified method for share option grants after December 31, 2007. Adoption of SAB 110 did not have a material impact on the Company’s financial statements.

4)
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

5)
In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133”. SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2009. The Company is currently evaluating the impact of SFAS 161 on its financial statements, but does not expect it to have a material effect.

6)
In May 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“SFAS”) No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company is currently evaluating the impact of SFAS 162 on its financial statements, but does not expect it to have a material effect.

7)
In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 163, “Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60” (“SFAS 163”). SFAS 163 interprets Statement 60 and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of that Statement. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2009. The Company is currently evaluating the impact of SFAS 163 on its financial statements, but does not expect it to have a material effect.

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

PART II — OTHER INFORMATION
Item 4: Submission of Matters to a Vote of Security Holders
The 2008 Annual Meeting of stockholders was held on May 28, 2008. The following matters were voted upon and received the votes set forth below:
A. Election of Directors. The individuals named below were elected or re-elected to serve as members of the Board of Directors of the Company to serve until the next annual meeting of stockholders and until their successors shall have been elected and qualified:

	Votes Cast
		Withheld
Director	For	Authority

Charles A. Constantino	5,206,627	3,672,706
John E. Gould	5,175,012	3,704,321
Andrew W. Moylan	5,222,613	3,656,720
Anthony C. Mazzullo	6,268,397	2,610,936
Seth J. Collins	5,702,416	3,176,917
B. Approval of 2008 Employee Stock Purchase Plan. At the meeting the following votes were cast with respect to the adoption of the 2008 Employee Stock Purchase Plan:

For:	3,207,749
Against:	2,619,676
Abstain	52,904
Broker non-votes	2,999,004
C. Ratification of the appointment of independent auditors for the year ending December 31, 2008. At the meeting the following votes and abstentions were cast with respect to the ratification of the appointment of Rotenberg & Co., LLP as independent auditors for the year ending December 31, 2008:

For:	6,660,257
Against:	2,180,009
Abstain	39,067

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
Item 6: Exhibits and Reports on Form 8-K
(a) Exhibits required by Item 601 of Regulation S-K
(I) Registrant’s Condensed Financial Statements for the three and six months ended June 30, 2008 and 2007 are set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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

VERAMARK TECHNOLOGIES, INC.

REGISTRANT

Date: August 13, 2008

/s/ Anthony C. Mazzullo Anthony C. Mazzullo
President and Chief Executive Officer

Date: August 13, 2008

/s/ Ronald C. Lundy Ronald C. Lundy
Vice President of Finance and
Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.	Description

31.1	CEO Certification Pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	CFO Certification Pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	CEO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	CFO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.