Form 10-Q
period 2008-09-30
VERAMARK TECHNOLOGIES INC
filed 2008-11-13
CIK 747605

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Quarterly Report Under Section 13 or 15 (d)
of the Securities Exchange Act of 1934
For Quarter Ended September 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
The number of shares of Common Stock, $.10 par value, outstanding on September 30, 2008 was 9,702,988.

PART I — FINANCIAL INFORMATION
VERAMARK TECHNOLOGIES, INC.
CONDENSED BALANCE SHEETS

	(Unaudited)
	September 30,	December 31,
	2008	2007
ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$551,913	$713,342
Investments	998,998	1,492,288
Accounts receivable, trade (net of allowance for doubtful accounts of $40,000 and $30,000, respectively)	1,333,237	1,303,240
Inventories, net	39,863	31,764
Prepaid expenses and other current assets	346,185	254,274

Total Current Assets	3,270,196	3,794,908

PROPERTY AND EQUIPMENT

Cost	3,805,218	5,955,064
Less accumulated depreciation	(3,365,726)	(5,433,650)

Property and Equipment (Net)	439,492	521,414

OTHER ASSETS:

Software development costs (net of accumulated amortization of $3,030,975 and $2,179,290, respectively)	2,822,214	3,038,410
Pension assets	3,206,189	3,210,204
Deposits and other assets	905,761	830,756

Total Other Assets	6,934,164	7,079,370

TOTAL ASSETS	$10,643,852	$11,395,692

The accompanying notes are an integral part of these financial statements.

VERAMARK TECHNOLOGIES, INC.
CONDENSED BALANCE SHEETS

	(Unaudited)
	September 30,	December 31,
	2008	2007

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$265,967	$317,127
Accrued compensation and related taxes	589,444	934,387
Deferred revenue	3,628,082	3,369,324
Current portion of pension obligation	474,059	440,084
Other accrued liabilities	164,462	270,524

Total Current Liabilities	5,122,014	5,331,446

Pension obligation	4,946,612	5,072,447

Total Liabilities	10,068,626	10,403,893

STOCKHOLDERS’ EQUITY:
Common Stock, par value $.10; shares authorized, 40,000,000; shares issued and outstanding, 9,783,213 and 9,169,093	978,321	916,909
Additional paid-in capital	22,255,704	22,171,341
Accumulated deficit	(22,097,880)	(21,607,785)
Treasury stock (80,225 shares, at cost)	(385,757)	(385,757)
Accumulated other comprehensive income	(175,162)	(102,909)

Total Stockholders’ Equity	575,226	991,799

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,643,852	$11,395,692

The accompanying notes are an integral part of these financial statements.

VERAMARK TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

NET SALES
Product sales	$777,691	$799,167	$1,931,852	$2,364,184
Service sales	1,946,605	2,129,073	6,002,373	6,960,781

Total Net Sales	2,724,296	2,928,240	7,934,225	9,324,965

COSTS AND OPERATING EXPENSES:
Cost of sales	721,239	704,853	2,144,146	2,442,632
Engineering and software development	385,836	322,887	1,017,937	870,334
Selling, general and administrative	1,682,512	1,980,160	5,325,415	6,319,178

Total Costs and Operating Expenses	2,789,587	3,007,900	8,487,498	9,632,144

LOSS FROM OPERATIONS	(65,291)	(79,660)	(553,273)	(307,179)

NET INTEREST INCOME	29,032	19,593	63,178	44,480

LOSS BEFORE INCOME TAXES	(36,259)	(60,067)	(490,095)	(262,699)

INCOME TAXES	—	—	—	—

NET LOSS	$(36,259)	$(60,067)	$(490,095)	$(262,699)

NET LOSS PER SHARE
Basic	$0.00	$(0.01)	$(0.05)	$(0.03)

Diluted	$0.00	$(0.01)	$(0.05)	$(0.03)

The accompanying notes are an integral part of these financial statements.

VERAMARK TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30,
	2008	2007
OPERATING ACTIVITIES:
Net income (loss)	(490,095)	(262,699)
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities
Depreciation and amortization	1,067,467	876,737
Bad debt expense	11,333	3,486
Share based compensation expense	76,882	289,000
Pension assets	4,015	(120,503)
Loss on disposal of fixed assets	17,623	—
Unrealized loss on sale of investments	(29,879)	—

Changes in assets and liabilities
Accounts receivable	(41,329)	268,284
Inventories	(8,099)	2,089
Prepaid expenses and other current assets	(91,911)	(47,144)
Deposits and other assets	(75,005)	(42,222)
Accounts payable	(51,160)	(49,636)
Accrued compensation and related taxes	(344,943)	162,694
Deferred revenue	258,758	(44,663)
Other accrued liabilities	(106,062)	(131,903)
Pension obligation	(134,234)	331,200

Net cash flows provided by operating activities	63,361	1,234,720

INVESTING ACTIVITIES:
Sale (purchase) of investments	493,290	(706,030)
Capitalized software development costs	(635,488)	(703,124)
Additions to property and equipment	(151,485)	(79,970)

Net cash flows used by investing activities:	(293,683)	(1,489,124)

FINANCING ACTIVITY:
Exercise of stock options	57,150	98,979
Proceeds from employee stock purchase plan	11,743	7,041

Net cash flows provided by financing activities	68,893	106,020

NET DECREASE IN CASH AND CASH EQUIVALENTS	(161,429)	(148,384)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	713,342	845,384

CASH AND CASH EQUIVALENTS, END OF PERIOD	$551,913	$697,000

SUPPLEMENTAL CASH FLOW INFORMATION
Cash Transactions:
Income taxes paid, net	$13,129	$4,042
Interest paid	$553	$1,075
The accompanying notes are an integral part of these financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(1)	GENERAL
The accompanying unaudited financial statements include all adjustments of a normal and recurring nature which, in the opinion of Company’s management, are necessary to present fairly the Company’s financial position as of September 30, 2008, the results of its operations for the three and nine months ended September 30, 2008 and 2007, and cash flows for the nine months ended September 30, 2008 and 2007.
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
The results of operations and cash flows for the three and nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year’s operation.
(2)	PROPERTY AND EQUIPMENT
The major classifications of property and equipment at September 30, 2008, and December 31, 2007 were:

	September 30,	December 31,
	2008	2007

Machinery and equipment	$128,390	$795,905
Computer hardware and software	1,249,519	2,093,026
Furniture and fixtures	1,041,512	1,677,783
Leasehold improvements	1,385,797	1,388,350

	$3,805,218	$5,955,064

For the nine months ended September 30, 2008, the Company recorded depreciation expense of $215,783. Depreciation expense for the nine months ended September 30, 2007 was $190,862.
(3)	STOCK-BASED COMPENSATION
The Company’s share-based compensation consists of restricted stock and stock options, generally vesting over periods ranging from one to four years. For the nine months ended September 30, 2008, the company awarded restricted stock grants totaling 470,000 shares vesting over three years and 140,500 stock options generally vesting over four years. During the first nine months of 2007 the Company granted 532,485 stock options to employees.

A summary of the status of the Company’s stock option plan as of September 30, 2008 is presented below:

		Weighted	Weighted
		Average	Average	Remaining
		Exercise	Grant-Date	Contractual	Intrinsic
	Shares	Price	Fair Value	Term (Yrs)	Value
Outstanding as of December 31, 2007	2,257,943	$1.60	$1.32	5.1	$548,550
Granted	140,500	$0.64			—
Exercised	(119,000)	0.48			(10,150)
Canceled	(373,860)	3.19			(192,125)

Outstanding as of September 30, 2008	1,905,583	$1.28	$1.07	5.0	$346,275

Options exercisable at September 30, 2008	1,768,583	$1.33	$1.11	4.6	$346,275

As of September 30, 2008, there was $60,858 of total unrecognized compensation cost related to non-vested stock options granted under the Plan and $250,708 of unrecognized compensation cost related to non-vested restricted stock grants. The compensation cost for stock options will be recognized over a weighted-average period of 1.8 years. The compensation costs of restricted stock will be recognized over a weighted-average period of 1.3 years.
(4)	TOTAL COMPREHENSIVE INCOME (LOSS)
Total comprehensive income (loss) for the three and nine months ended September 30, 2008 and 2007 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net loss	$(36,259)	$(60,067)	$(490,095)	$(262,699)
Reclassification to net periodic benefit cost	22,122	15,700	66,367	47,100
Unrealized change — pension	(36,247)	—	(108,741)	—
Unrealized change on investments	(36,947)	12,390	(29,879)	11,267

Total comprehensive loss	$(87,331)	$(31,977)	$(562,348)	$(204,332)

(5)	NET INCOME (LOSS) PER SHARE (EPS)
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

Calculations of Earnings (Loss) Per Share

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Basic

Net Loss	$(36,259)	$(60,067)	$(490,095)	$(262,699)

Weighted average common shares outstanding	9,620,814	9,004,789	9,490,905	8,933,593

Net loss per common share	$0.00	$(0.01)	$(0.05)	$(0.03)

Diluted

Net loss	$(36,259)	$(60,067)	$(490,095)	$(262,699)

Weighted average common shares outstanding	9,620,814	9,004,789	9,490,905	8,933,593

Additional dilutive effect of stock options and warrants after application of treasury stock method	—	—	—	—

Weighted average dilutive shares outstanding	9,620,814	9,004,789	9,490,905	8,933,593

Net loss per common share assuming full obligation	$0.00	$(0.01)	$(0.05)	$(0.03)

There were no dilutive effects of stock options from the three and nine months ended September 30, 2008 and 2007, as the effect would have been anti-dilutive due to the net loss incurred.
(6)	INDEMNIFICATION OF CUSTOMERS
Our agreements with customers generally require us to indemnify the customer against claims that our software infringes third party patent, copyright, trademark or other proprietary rights. Such indemnification obligations are generally limited in a variety of industry-standard respects, including our right to replace an infringing product. As of September 30, 2008 we had not experienced any material losses related to these indemnification obligations and no material claims with respect thereto were outstanding. We do not expect significant claims related to these indemnification obligations, and consequently, we have not established any related reserves.
(7)	BENEFIT PLANS
The Company sponsors an employee incentive savings plan under Section 401(k) for all eligible employees. The Company’s contributions to the plan are discretionary. There were no contributions to the plan for the three and nine months ended September 30, 2008 and 2007.

The Company also sponsors an unfunded Supplemental Executive Retirement Program (“SERP”), which is a non-qualified plan that provides certain key employees defined pension benefits. Periodic pension expense for the three months and nine months ended September 30, 2008 and 2007 consists of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Current Service Cost	$(38,063)	$68,180	$(13,355)	$204,540
Amortization of Prior Service Cost	22,122	15,700	66,367	47,100
Interest Cost	82,688	78,720	248,064	236,160
Unrealized change	(36,247)	—	(108,741)	—

Pension Expense	$30,500	$162,600	$192,335	$487,800

The Company paid pension obligations of $326,569 for the nine months ended September 30, 2008 and $156,600 for the nine months ended September 30, 2007.
The discount rate used in determining the actuarial present value of the projected benefit obligation was 6% for the three and nine months ended September 30, 2008 and 2007.
The Company maintains life insurance covering certain key employees under its Supplemental Executive Retirement Program with the Company named as beneficiary. The Company intends to use the death benefits of these policies, as well as loans against the accumulating cash surrender value of the policies, to fund future pension obligations. The total death benefit associated with these policies is $10.2 million, with an associated accumulated cash surrender value of approximately $3,206,000 at September 30, 2008. The accumulated cash surrender values of these policies at December 31, 2007 was approximately $3,210,000.
The projected pension benefits paid or expected to be paid under this plan are as follows, assuming retirement at 65 and a life expectancy of 80 years for all participants:
Period Ending December 31, Unless Stated Otherwise,

Q4 2008	113,514
2009	498,192
2010	498,192
2011	468,058
2012	513,842
2013 – 2016	2,717,021

The Company has a contractual obligation to maintain certain health benefits for two of its former executive officers. These benefits are accounted for as Post Retirement Healthcare Benefits, (“PRHB”). Periodic PRHB expensed and paid for the three and nine months ended September 30, 2008 and 2007 consists of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Current Service Cost	$1,892	$1,130	$5,676	$3,390
Interest Cost	1,521	620	4,563	1,860

PRHB Expense	$3,413	$1,750	$10,239	$5,250

The projected PRHB paid or expected to be paid are as follows:
Period Ending December 31, Unless Stated Otherwise,

Q4 2008	3,410
2009	13,649
2010	13,649
2011	13,649
2012	13,649
2013 – 2016	37,096

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
Overview
Sales for the three months ended September 30, 2008 of $2,724,000 decreased 7% from sales of $2,928,000 for the three months ended September 30, 2007, but represented a 7% increase from sales achieved for the second quarter of 2008 of $2,538,000. Sales for the nine months ended September 30, 2008 were $7,934,000, which compares with sales of $9,325,000 for the nine months ended September 30, 2007.
Veramark incurred a net loss of $36,000, or less than $0.01 per share, for the three months ended September 30, 2008, an improvement from both the net loss of $260,000, or $0.03 per share, for the second quarter of 2008, and the net loss of $60,000, or $0.01 per share for the third quarter of 2007. For the nine months ended September 30, 2008, the net loss of $490,000 or $0.05 per share, compares with a net loss of $263,000, or $0.03 per share for the nine months ended September 30, 2007.
Orders received from customers for the nine months ended September 30, 2008 of $7,828,000 are virtually identical to orders received of $7,818,000 for the first nine months of 2007. Year to date orders for VeraSMART have increased 47% from the prior year, while orders for eCAS and other products have decreased 10% on a year to date basis.
Sales
Sales of VeraSMART products and services for the three and nine months ended September 30, 2008 increased 28% and 17%, respectively, from the same three and nine month periods of 2007. During the third quarter, major installations of VeraSMART were completed at AAA-Florida, The Marine Corp Air Station-Miramar, Mercy Health Partners, Metro Health Systems, and Toyota. VeraSMART products and services accounted for 33% of total revenues for the first nine months of 2008, up from 24% of total sales during the same period in 2007.
Revenues generated from managed service contracts decreased 34% for the three months ended September 30, 2008 and 36% for the nine months ended September 30, 2008 as compared with results for the same three and nine month periods of 2007. The decrease in year to date revenues from the prior periods results from a non-recurring portion of our managed service contract with Sears Holding Corporation (SHC) recorded in the first quarter of 2007. Recurring revenues from managed service contracts, exclusive of SHC, increased 26% for the first nine months of 2008 as compared with the same nine months of 2007.

Sales of the eCAS products and services for the third quarter of 2008 decreased 8% from the third quarter of 2007, and 12% for the nine months ended September 30, 2008 from the same nine months of 2007. eCAS sales continue to be impacted by a continued slow decline in orders received from the Company’s largest channel of distribution for eCAS, Avaya Inc and Avaya’s master distribution partners.
Cost of Sales
As a result of lower sales volumes achieved thus far in 2008 versus 2007, gross margins (defined as sales minus cost of sales) for the three and nine months ended September 30, 2008 of $2,003,000, and $5,790,00 , decreased from gross margins of $2,223,000 and $6,882,000 respectively, for the three and nine months ended September 30, 2007. As a percentage of sales, the gross margin for the nine months ended September 30, 2008 represents 73% of sales, which compares to 74% of sales for the nine months ended September 30, 2007.
Operating Expenses
Engineering and software development expenses, net of software capitalization, of $386,000 for the three months ended September 30, 2008 and $1,018,000 for the nine months ended September 30, 2008, increased 20% and 17% respectively, from expenses levels of $323,000 and $870,000 for the same three and nine month periods of 2007. During the third quarter, $223,000 of software development costs were capitalized, up from $178,000 of development costs capitalized in the third quarter of 2007. For the nine months ended September 30, 2008, capitalized development costs totaled $636,000, a 9% decrease from development costs capitalized during the first nine months of 2007. The chart below summarizes total costs incurred for engineering and software development, development costs capitalized, and the resulting expense charged against operations for the three and none months ended September 30, 2008 and 2007.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Gross expenditures for engineering & software development	$609,000	$501,000	$1,654,000	$1,573,000
Less: Software development costs capitalized	(223,000)	(178,000)	(636,000)	(703,000)

Net expense for engineering and software	$386,000	$323,000	$1,018,000	$870,000

Selling, general, and administrative (SG&A) expenses of $1,683,000 for the three months ended September 30, 2008 decreased $297,000, or 15%, from $1,980,000 for the three months ended September 30, 2007. For the nine months ended September 30, 2008, SGA expenses of $5,325,000 decreased 16% from the $6,319,000 incurred for the first nine months of September 30, 2007, a reduction of $994,000. The reduction in SG&A expense reflects ongoing restructuring efforts designed not only to reduce costs, but also to increase and streamline operating efficiencies. Total employment has been reduced from 2007 levels, which combined with other organizational efforts have reduced expenses by nearly $1 million, primarily in the form of payroll and administrative costs.

Liquidity and Capital Resources
Cash and short term investments totaled $1,551,000 at September 30, 2008, a decrease of $655,000 from the December 31, 2007 balance of $2,206,000. A third quarter reduction in cash balances was anticipated in the Company’s annual operating plan and is partially attributable to a reduction in accrued compensation costs at December 31, 2007, which were liquidated in 2008.
Accounts receivable at September 30, 2008 of $1,333,000 increased $30,000 from the December 31, 2007 balance of $1,303,000. The reserve for bad debts of $40,000 at September 30, 2008 increased from $30,000 at December 31, 2007 due to a receivable from a single customer currently ninety days past due. Payment on this account is expected during the fourth quarter.
Prepaid expenses and other current assets of $346,000 at September 30, 2008 increased from $254,000 at December 31, 2007. The increase reflects the renewal of key business insurance policies during the first half of 2008, the economic value of which extend through 2008 and beyond, and an increase in the utilization of consulting and other professional services to be rendered over future quarters.
Capital equipment purchases for the nine months ended September 30, 2008 totaled $151,000, which compares with capital equipment purchases of $80,000 for the first nine months of 2007. Through September 30, 2008, we have disposed of approximately $2 million of obsolete computer equipment, office furnishings and furniture, the majority of which had been fully depreciated. The residual book value of those assets, totaling $18,000, has been charged against current operations. We expect to invest approximately $200,000 in capital improvements during the fourth quarter of 2008 to update infrastructure.
Software development costs capitalized and included on the balance sheet at September 30, 2008 of $2,822,000 have been reduced $216,000, or 7% from the December 31, 2007 total of $3,038,000. For the nine months ended September 30, 2008 developments costs capitalized of $636,000 were $67,000 less than development costs capitalized for the first nine months of 2007. The amortization of development costs capitalized in prior periods and charged to cost of sales, increased 24%, from $686,000 for the first nine months of 2007 to $852,000 for the first nine months of 2008.
Pension assets, representing the cash surrender value of company-owned life insurance policies intended to fund future pension obligations, total $3,206,000 at September 30, 2008 as compared with $3,210,000 at December 31, 2007. These cash surrender values are also readily available to fund current operations in the event that is deemed necessary.
Total current liabilities at September 30, 2008 of $5,122,000 decreased 4%, or $209,000, from $5,331,000 at December 31, 2007, resulting primarily from a $345,000 reduction in accrued compensation costs. The decrease in accrued compensation includes the settlement of contractual obligations with the Company’s former CEO and a reduction in accrued salary and benefit costs realized from restructuring and organizational changes undertaken throughout 2008. Accounts payable and other accrued liabilities as of September 30, 2008 decreased $51,000 and $106,000, respectively, from December 31, 2007 balances. Offsetting these reductions was an increase in deferred revenues of $259,000 from $3,369,000 at December 31, 2007 to $3,628,000 at September 30, 2008. Deferred revenues, representing a major component of our current backlog, consist of orders received from customers for a variety of services, including maintenance, training, and implementation service, which have not yet been provided, and therefore have not been recognized as revenue in the Statement of Operations. It is expected that the majority of those services will be performed during the next twelve months and the associated revenues recorded.
Stockholders Equity of $575,000 at September 30, 2008 compares with equity of $992,000 at December 31, 2007 primarily reflecting the net loss for the nine months ended September 30, 2008 of $490,000. During 2008, 119,000 stock options were exercised and employees purchased 25,120 shares of common stock utilizing the Company’s employee stock purchase plan. Total proceeds from those transactions totaled $69,000.
In light of the Company’s total cash and investment position, combined with current operating expense levels and the absence of debt, it is management’s opinion that more than sufficient resources exist to fund operations and carry out strategic initiatives for the next twelve months and beyond.

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
Sales of licensed software sold directly to an end user customer are recognized as revenue upon delivery and installation of the software at the customer site. Sales of licensed software to a reseller are recognized as revenue when delivery is made to the reseller. Regardless of the form of sale no revenue is recognized without persuasive evidence of an arrangement existing. Persuasive evidence is determined to be a signed purchase order received from the customer or an equivalent form for those customers lacking a formalized purchase order system. In the case of VeraSMART sales, a software license agreement signed by both parties is often required in addition to a purchase order or equivalent. Additionally, revenue is only recognized when a selling price is fixed or determinable and collectability of the receivable is deemed to be probable.
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

PART II — OTHER INFORMATION
Item 5: Items Required to be Disclosed on Form 8-K
Revolving Demand Note Agreement
On October 31, 2008, Veramark Technologies, Inc. (the “Registrant”) entered into a Revolving Demand Note Agreement (the “Agreement”), effective as of October 31, 2008, with Manufacturers and Traders Trust Company (the “Bank”) to provide working capital in the ordinary course of business. As of the date of this Report, no funds have been borrowed under this Agreement.
The material terms of the Agreement include:
•	The maximum outstanding principal balance under the Agreement is Four Hundred Thousand Dollars ($400,000).
•	The Registrant may borrow against the Agreement, from time to time, an amount less than or equal to, but not greater than the available balance of the Note.
•	The outstanding principal balance shall bear interest at a per annum rate equal to One-Half Percent (0.5%) above the Prime Rate.
•	The Bank may demand payment of the outstanding principal balance at any time.
Item 6: Exhibits and Reports on Form 8-K
(a)	Exhibits required by Item 601 of Regulation S-K
(I) Registrant’s Condensed Financial Statements for the three and nine months ended September 30, 2008 and 2007 are set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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

VERAMARK TECHNOLOGIES, INC. REGISTRANT
Date: November 13, 2008	/s/ Anthony C. Mazzullo
Anthony C. Mazzullo
President and Chief Executive Officer

Date: November 13, 2008	/s/ Ronald C. Lundy
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