Form 10-K
period 2008-12-31
VERAMARK TECHNOLOGIES INC
filed 2009-03-27
CIK 747605

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
Annual Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2008
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
The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2008 was $5,128,588.
The number of shares of Common Stock, $.10 par value, outstanding on February 27, 2009 was 9,822,729.

DOCUMENTS INCORPORATED BY REFERENCE

PART I	—		None

PART II	—		None

PART III	—	Item 10	Portions of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held May 12, 2009, under the headings “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

		Item 11	Portions of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held May 12, 2009, under the heading “Executive Compensation.”

		Item 12	The tables contained in portions of the information under the headings of “Election of Directors” and “Stock Options” of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held May 12, 2009.

		Item 13	Portions of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held May 12, 2009, under the heading “Certain Relationships and Related Transactions.”

		Item 14	Portions of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held May 12, 2009, under the heading “Audit Fees and Services.”

Exhibit 11.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
Exhibit 99

FORWARD-LOOKING STATEMENTS
In addition to historical information, certain sections of this Form 10-K may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Act”) that discuss the Company’s beliefs, expectations or intentions or those pertaining to the Company’s operations, markets, products, services, price and performance. Forward-looking statements and the success of the Company, generally involve numerous risks and uncertainties such as trends of the economy, including interest rates, income tax laws, governmental regulations, legislation and those risk factors discussed elsewhere in this report and the Company’s filings under the Act. The Company cannot guarantee that any forward-looking statement will be accurate, although the Company believes that it has been reasonable in its expectations and assumptions. Forward-looking statements are subject to the risks identified in “Issues and Risks” and elsewhere in this report. Readers are cautioned not to place undue reliance on forward-looking statements and are advised to review the risks identified in “Issues and Risks” and elsewhere in this report. The Company has no obligation to update forward-looking statements.
PART I
Item 1 Business
Veramark Technologies, Inc. (the “Company” or “Veramark”) was originally incorporated under the name MOSCOM Corporation in New York in January 1983 and reincorporated in Delaware in 1984. The Company’s name was changed to Veramark Technologies, Inc. on June 15, 1998.
Veramark is a leading provider of communications management solutions that help organizations gain visibility into their communications networks and reduce expenses associated with their voice, data, and wireless services and infrastructure. Veramark solutions, which include software and services for telecom expense management (TEM), provide business intelligence for managing complex unified communications expenses on a global scale.
Veramark at a glance:
•	Twenty-five years of experience as a leading provider of call accounting and telecom expense management solutions.
•	More than 3,900 customers under maintenance, including 45% of the Fortune 500® as well as small businesses, public sector, government agencies, and the military.
•	Extensive experience with sourcing management, ordering and provisioning management, inventory management, invoice management, usage management, dispute management, and business intelligence.
•	Dedicated service and support personnel, averaging 10 years of service at Veramark per person.
•
Offerings include the VeraSMART® Communications Management Suite (Veramark’s proprietary software that provides a modular, scalable, TEM enabling technology), business process outsourcing (BPO) services for TEM, and a selection of expert managed and professional services.

Veramark sells and markets its products and services directly and through leveraged distribution channels. Vermark’s to customers range from global enterprises to small businesses, as well as the public sector, including government agencies and the military. Veramark maintains relationships with many top telecommunications providers including: AT&T Inc., Avaya®, Cisco Systems®, NEC Unified, Nortel Networks®, Sprint®, and others.
Veramark continuously seeks to enhance its services and solutions to meet the changing communications management needs of our customers.
•
The Company is developing new products to address the corporate need to manage expenses associated with new digital networks (e.g., wireless, VoIP, fixed/mobile) that are augmenting and replacing traditional telephone systems.

•	Veramark offers BPO services covering the procure-to-pay processes for TEM.
•
TEM is extending into a much broader market for Information Technology Expense Management (iTEM). iTEM is the enabling software and services for managing the total cost of ownership of information technology. iTEM encompasses up to five times as much enterprise spend as TEM. Veramark intends to develop and introduce products and services to serve the iTEM market.

In 2008, Veramark began executing a strategy to address the iTEM market. Veramark expects to introduce iTEM product offerings in 2009. These are expected to include a library of business intelligence tools that provide operational, tactical and strategic decision support to help customers manage the greater range of expenses associated with information technology and provide a proactive contract management capability that will encompass contracts related to information technology (IT) including telecom contracts and IT service contracts.
Products and Services
VeraSMART Communications Management Suite (software)
Process automation, usage and spend visibility, expense management
The costs of telecommunications technology and services, including data services and wireless networks, represent a significant expense for organizations across all industries. The VeraSMART Communications Management Suite helps organizations control their complex communications networks, improve business processes and reduce expenses. VeraSMART assists organizations to manage their overall telecom requirements, including costs associated with managing assets, work orders, wireline and wireless usage, and service provider invoices.
Single, fully integrated, and scalable platform
VeraSMART technology assists in telecom expense management. It also automates many functions associated with enterprise telecom order management, invoice processing and auditing, inventory and asset management, dispute management, call accounting, reporting, and data analytics. Customers can purchase the capabilities they initially need and integrate additional capacities as their needs change. VeraSMART can be deployed as part of an outsourced, hosted or licensed solution.

VeraSMART solutions include software, services, and comprehensive reporting capabilities for:
•	Sourcing Management – the process for finding the best terms and prices on telecom services and products.
•	Ordering and Provisioning Management – processes and enabling technology for ordering of telecom devices and service plans, changes (MACD), and provisioning
•	Inventory Management – tracking and management of telecom services, circuits, and assets.
•	Invoice Management – automated invoice receipt, audit, and approval processing
•	Usage Management – wireless and wireline call accounting and cost allocation
•	Dispute Management – track and manage the full life cycle of every invoice dispute, from inception to resolution
The MySMART portal (powered by VeraSMART software)
The MySMART™ portal provides access to VeraSMART through a user interface that supports powerful capabilities for delivering customized content and applications to everyone in the organization.
MySMART improves productivity by giving users access to the VeraSMART features they need, without overwhelming them with menus and options they do not use. MySMART users can access their reports, telecom charges, assigned devices, service requests, and any service tickets awaiting their review and approval.
MySMART also supports Web-based ordering and fulfillment, help desk, and other automated service workflows that can be customized for each organization and user role.
Wireless Procurement
Wireless Procurement is the first in a planned library of packaged VeraSMART solutions that are expected to provide end-to-end process automation. Wireless Procurement assists users to place orders for approved wireless plans and products in compliance with corporate policies and negotiated rates. With a configurable online catalog and robust order tracking, MySMART Wireless Procurement can quickly put the right devices in the hands of employees who need them, while helping to minimize off-contract orders and administrative demands on IT staff.
Veramark Call Accounting Software
Veramark has 25 years of experience in the development and deployment of call accounting software and in providing call accounting solutions. Veramark has been the only cross-industry OEM vendor to Avaya for call accounting since 2001. Avaya, its distributors, and its resellers sell a private label version of Veramark call accounting software.

Veramark call accounting software is Web-browser based. It enables organizations of all sizes to gain visibility into and helps them control their voice, data, and wireless communications networks. Our software connects to business telephone systems (PBXs, IP-PBXs, hybrid systems, key systems, etc.) to collect, store, and rate information on every telephone call made or received. It automatically generates alerts, dashboards, and reports that provide management with valuable information about productivity, network utilization, and expenses. Veramark believes call accounting to offer significant business benefits in its own right and to be a key component of telecom expense management.
VeraSMART Call Accounting, Veramark’s newest call accounting product, replaces eCAS (Veramark’s previous call accounting software). Because it is part of the VeraSMART Communications Management Suite, VeraSMART Call Accounting includes all the call accounting functionality of eCAS, offers greater flexibility and scalability, and allows customers to add additional VeraSMART components and TEM capabilities as their business needs grow and evolve. VeraSMART Call Accounting is available as a complimentary upgrade to eCAS users as part of their annual maintenance renewal.
TEM Business Process Outsourcing (BPO) and Managed Services
Veramark offers BPO services whereby Veramark, utilizing VeraSMART technology, manages some or all of the customer’s TEM processes on an outsourced basis, providing customers with an alternative to developing the expertise, processes and software environment necessary to establish a best practices TEM environment in-house. In providing outsourced services, Veramark attempts to follow industry best practices for sourcing, optimization and payment processing of telecommunications services. BPO services may include procurement of services, payment of invoices, asset management, including help desk services, asset tracking and policy development for mobile, voice and data assets and services.
Professional Services
As a software and services company with 25 years of experience, Veramark possesses a wealth of technical knowledge and consulting know-how. Our Professional Services team can assist customers with a wide range of services offered on a fee basis to help them derive increased valued from their Veramark TEM solution. These services may include inventory management, wireless device management, data analytics and reporting, custom software development, and more.
Software Maintenance
Veramark provides software support and maintenance for an annual fee. Software support and maintenance includes post warranty support via telephone or modem as well as new software service pack releases. Initial annual fees for maintenance range from 15% – 20% of the original software license fee, depending upon the hours and priority of support and whether a distributor plays an intermediary support role.

Marketing and Sales
Veramark has a dual marketing and distribution strategy for its enterprise and midsize business markets. Veramark defines the enterprise market as the top 1,000 organizations in North America, based on revenue. Because of the size and complexity of enterprise organizations, Veramark sells directly to the end user, in partnership with sophisticated systems integration partners or on a referral basis with traditional resellers.
Sales to midsize business organizations are driven through the traditional reseller channel involved with the distribution of information technology including communications equipment and software. Veramark has an established distribution network including Avaya and Cisco resellers.
Veramark marketing programs include quarterly newsletters, periodic Web seminars, press releases, participation in select industry trade shows, and other marketing campaigns and activities. The marketing team regularly updates the Company’s Web site and works on search engine optimization. Veramark retains a public relations firm to help identify public relations opportunities, assist with media placement, and interface with industry analysts. Veramark seeks speaking engagements and publishes white papers and by-lined articles.
New Product Development
Veramark believes VeraSMART to be one of the best software platforms for TEM and that it has become a competitive advantage and market differentiator. Veramark intends to continue to make significant investment in software products and software innovation, thereby creating value for Veramark in its intellectual property.
In 2008, Veramark made changes to its the software product development process in an attempt to accelerate development cycles for faster time-to-market cycles. Veramark believes software development effectiveness to be a source of competitive advantage. Veramark intends to continue to develop Information Technology Expense Management (iTEM products, which it believes to be the next generation of TEM.
Competition
The TEM market is highly fragmented.  According to Gartner, there are approximately 150 companies competing for TEM market share, with no one dominant player in command. A majority of the TEM companies are privately held and have revenues of less than $5MM.
The market offers opportunities in voice, data, and mobile communications. Services for mobile device expense management is the fastest growing segment of TEM. Many of the TEM companies specialize in one segment such as mobile device management, invoice management, or call accounting. Fewer than ten companies appear to be capable of effectively offering a comprehensive set of TEM capabilities (such as those offered by Veramark), including proprietary software and business process outsourcing services.
Backlog
At December 31, 2008, Veramark had a backlog of $6,401,000, the majority of which is expected to be recognized as revenue during 2009. Backlog as of December 31, 2007 was $6,481,000. The Company’s policy is to accept orders only upon receipt of purchase orders.

Employees
As of February 27, 2009 Veramark employed 74 full-time personnel. Veramark’s employees are not represented by any labor unions.
Item 1A Risk Factors
The following factors, among others discussed herein and in the Company’s filings under the Act, could cause actual results and future events to differ materially from those set forth or contemplated in this report: economic, competitive, governmental and technological factors, increased operating costs, failure to obtain necessary financing, risks related to natural disasters and financial market fluctuations. Such factors also include:
Intellectual Property Rights
Veramark regards its products as proprietary and attempts to protect them with a combination of copyright, trademark and trade secret protections, employee and third-party non-disclosure agreements and other methods of protection. Despite those precautions, it may be possible for unauthorized third parties to copy certain portions of Veramark’s products, reverse engineer or obtain and use information that Veramark regards as proprietary. The laws of some foreign countries do not protect Veramark’s proprietary rights to the same extent as the laws of the United States. Any misappropriation of Veramark’s intellectual property could have a material adverse effect on its business and results of operations. Furthermore, although Veramark take steps to prevent unlawful infringement of other’s intellectual property, there can be no assurance that third parties will not assert infringement claims against Veramark in the future with respect to current or future products. Any such assertion could require Veramark to enter into royalty arrangements or result in costly litigation.
Existing Customer Base
We derive an increasingly significant portion of our revenues from multi- year managed service contracts.  As a result, if we lose a major customer, or if a managed service contract is delayed, reduced, or cancelled, our revenues could be adversely affected. In addition, customers who have accounted for significant revenues in the past may not generate the same amount of revenues in future periods.
Product Development
Veramark has made significant investments in research, development and marketing for new products, services and technologies, including the VeraSMART software offering and its hosted or managed solutions. Significant revenue from new product and service investments may not be achieved for a number of years, if at all. Moreover, if such products or services are profitable, operating margins may not be as high as the margins historically experienced by Veramark. The development of software products is a complex and time-consuming process. New products and enhancements to existing products can require long development and testing periods. Significant delays in new product releases or significant problems in creating new products, particularly any delays in future releases of the VeraSMART suite of products or services, could adversely affect Veramark revenues.

Declines in Demand for Software
If overall market demands for software and computer devices generally, as well as call accounting software or enterprise level products and services specifically, declines, or corporate spending for such products declines, Veramark’s revenue will be adversely affected. Additionally, Veramark’s revenues would be unfavorably impacted if customers reduce their purchases of new software products or upgrades to existing products.
New Products and Services
Veramark is in the process of transforming it’s business model from a company providing largely premise based software products and services to one offering hosted solutions providing a wide variety of TEM processes, such as wireless management, invoice processing, and reporting - as managed services  under multi year arrangements. The effect of this transformation will be a reduction in the amount of revenues recognized initially on any given contract than would be realized from a one- time sale of software, but higher embedded future revenues over the life of the contract. Since major components of our cost structure including personnel and facility costs are relatively fixed based on anticipated revenues, period to period comparisons of our operating results should not be relied upon as an indicator of future performance.
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
Security and Privacy Breaches in our Systems May Damage Client Relations and Inhibit our Growth
The uninterrupted operation of our hosted solutions and the confidentiality of third party information that resides on our systems is critical to our business.  We have what we believe to be sufficient security in place to prevent major interruptions in service and to prevent unauthorized access. Any failure in our security and privacy measures could have a material adverse impact on our financial position and results of operations.

Item 2 Properties
The Company’s principal headquarters facility is located in a one-story building in Pittsford, New York. Veramark presently leases approximately 65,000 square feet of the building, of which approximately 8,600 square feet is currently sub-let. The term of the lease expires on October 31, 2010.
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
Quarters Ended

	March 31		June 30		September 30		December 31
	High	Low	High	Low	High	Low	High	Low
2008	$0.89	$0.65	$0.87	$0.35	$0.64	$0.35	$0.36	$0.20
2007	$1.10	$0.78	$1.04	$0.70	$1.00	$0.76	$0.98	$0.70
As of March 13, 2009, there were approximately 500 holders of record of the Company’s Common Stock and approximately 1,400 additional beneficial holders.
Item 6 Selected Financial Data

	Year Ended December 31,
	2008	2007	2006	2005	2004

Net Sales	$10,673,891	$11,918,852	$10,361,150	$10,858,871	$11,035,966

Net Income (Loss)	$(431,411)	$(706,049)	$(488,341)	$381,733	$(113,560)

Net Income (Loss) per Diluted Share	$(0.04)	$(0.08)	$(0.06)	$0.04	$(0.01)

Weighted Average Diluted Shares Outstanding	9,560,414	8,972,412	8,843,154	9,309,888	8,606,759

Total Assets	$10,566,277	$11,395,692	$10,933,393	$10,123,366	$8,943,920

Long-Term Obligations	$5,000,010	$5,072,447	$5,096,031	$4,264,537	$3,874,562

Item 7 Management’s Discussion and Analysis of Results of Operations and Financial Condition
Results of Operations
Management’s Discussion and Analysis contains statements that are forward-looking. Such statements are identified by the use of words like “plans,” “expects,” “intends,” “believes,” “seeks.” “attempts,” “will,” “anticipates,” “estimates” and other words of similar meaning in conjunction with, among other things, discussions of future operations, financial performance, the Company’s strategy for growth, product development, regulatory approvals, market position and expenditures. Forward-looking statements are based on management’s expectations as of the date of this report. The Company cannot guarantee that any forward-looking statement will be accurate, although the Company believes that it has been reasonable in its expectations and assumptions. Forward-looking statements are subject to the risks identified in “Issues and Risks” and elsewhere in this report. Readers are cautioned not to place undue reliance on forward looking statements and are advised to review the risks identified in “Issues and Risks” and elsewhere in this report. The Company has no obligation to update forward-looking statements.
2008 Compared with 2007
Overview
Sales for the fourth quarter ended December 31, 2008 of $2,740,000 increased 6% from sales of $2,594,000 for the fourth quarter of 2007. For the full year ended December 31, 2008 sales of $10,674,000 decreased 10% from sales of $11,919,000 for the year ended December 31, 2007.
Veramark achieved a net income of $59,000 for the quarter ended December 31, 2008, representing $0.01 per diluted share, a significant improvement from the net loss of $443,000, or $0.05 per share, incurred for the fourth quarter of 2007. For the full year ended December 31, 2008 the net loss totaled $431,000, or $0.04 per share, an improvement from the net loss of $706,000 or $0.08 per share for the year ended December 31, 2007.
2008 was a year of transformation for the Company. Anthony Mazzullo joined Veramark as President and Chief Executive Officer effective January 1, 2008, and embarked on a series of initiatives to transform the company into a multi-faceted Telecom Expense Management (TEM) organization. Those initiatives included:
•
Restructuring of the executive management team, customer services organization, and the direct sales group, resulting in increased operating efficiencies and reducing operating expenses by 13% from the prior year.

•	Devoting additional resources to product development and marketing programs, thereby expanding Veramark’s presence and positioning in the TEM marketplace.
•
Accelerating major new product releases which significantly enhance our VeraSMART Communications Management Suite with new capabilities for international applications, wireless device management and procurement, and flexibility of use.

•	Establishing new sales and marketing partnerships with AT&T and Ingram Micro.
•	Opening a west coast sales office, expanding our efforts nationally, and increasing accessibility to the Company’s west coast clients.

Revenues
Sales for the year ended December 31, 2008, of $10,674,000 decreased $1,245,000 from sales of $11,919,000 for the year ended December 31, 2007. The reduction in sales is attributable to a non-recurring component of the Company’s managed service contract with Sears Holding Corporation (SHC) recognized as revenue in 2007, and the suspension of maintenance revenues derived from the Quantum Series of products, VeraSMART’s predecessor product offering in the enterprise market. Maintenance for Quantum was discontinued effective December 31, 2007. The decline in revenues associated with these two events totaled approximately $1.4 million.
Sales of premise based VeraSMART products and associated services increased 76% for the three months ended December 31, 2008 and 29% for the year ended December 31, 2008, as compared with the same periods of 2007. VeraSMART products and services accounted for 35% of total revenues in 2008, up from 24% of total revenues in 2007.
Sales of eCAS products and services decreased 7% for the quarter ended December 31, 2008 and 10% for the year ended December 31, 2008, as compared with prior year results. The decline in eCAS sales reflects the continued reduction in license sales for stand alone call accounting solutions from Avaya, Inc, and its master distribution partners. Avaya and its partners have historically represented Veramark’s largest single channel for eCAS products and services.
Revenues generated from managed service contracts decreased 33% in 2008 versus 2007, as a result of the non-recurring revenue associated with the SHC contract referred to above. Managed service revenues generated from clients other than SHC increased 19% in 2008, as compared with the previous year. We anticipate strong growth in managed service revenues in 2009 and beyond, as we continue the process of broadening our TEM capabilities. Managed service clients added in 2008 include Nike, Staples, Sheetz, DHL, and AAA – Arizona.
Cost of Sales
Veramark’s gross margin on sales (defined as sales less cost of sales) totaled $7,787,000, for the year ended December 31, 2008, representing 73% of sales. Gross margin for the year ended December 31, 2007 totaled $8,804,000, or 74% of sales. Included in 2008 cost of sales is $1,154,000 of amortization costs associated with software developments costs capitalized in prior years. Amortization expense in 2007 totaled $933,000.

Engineering and Development Expenses
Engineering and software development expenses, net of the effects of software capitalization, increased 15% from $1,227,000 for the year ended December 31, 2007 to $1,410,000 for the year ended December 31, 2008. During 2008, the Company’s development efforts as discussed in the overview section of this report, focused on the transformation of the VeraSMART platform into a complete telecom expense management tool, whether deployed as a premise based or hosted solution. The following chart summarizes the financial impact of our software development efforts, detailing gross expense incurred for engineering and software development, costs capitalized and amortized, and the resulting net impact on our financial statements for the years ended December 31, 2008 and 2007.

	2008	2007

Gross Expenditures for Engineering and Software Development	$2,245,000	$2,023,000

Less: Software Development Costs Capitalized	(835,000)	(796,000)

Net Expenditures for Engineering and Software Development	1,410,000	1,227,000

Plus: Software Development Costs Amortized and Charged to Cost of Sales	1,154,000	933,000

Total Expense Recognized	$2,564,000	$2,160,000

Selling, General and Administrative Expenses
Selling, General and Administrative (SG&A) expenses for the year ended December 31, 2008 totaled $6,876,000, a reduction of 18% from SG&A expenses of $8,352,000 for the year ended December 31, 2007. The reduction in expense results from the reorganization of our direct sales force and a 33% reduction in administrative expenses from a year ago. The reduction in administrative and sales expenses allowed the Company to increase its investment in marketing and product development efforts.
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
Revenues
Sales of VeraSMART products and services increased 40% for the year ended December 31, 2007 as compared with the year ended December 31, 2006, accounting for 24% of total sales in 2007 versus 20% of sales in 2006. Joining the growing list of VeraSMART customers during 2007 were organizations that included Google, eBay, First National Bank of Omaha, The Bank of Montreal, Northrop Grumman, Connecticut Department of Revenue, The City of Kansas City, and The University of Phoenix.
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
Liquidity and Capital Resources
During the fourth quarter of 2008, we generated a positive cash flow of $446,000 to end 2008 with a total cash and short term investment balance of $1,997,000. At December 31, 2007, cash and short term investments totaled $2,206,000. In addition to these cash resources, the Company entered into a revolving line of credit arrangement with a local commercial bank that will provide an additional $400,000 of capital, if required, to finance anticipated upgrades to infrastructure planned for 2009.
Accounts receivable at December 31, 2008 totaled $1,048,000, which compares with an accounts receivable balance of $1,303,000 at December 31, 2007. The reserve for bad debts at December 31, 2008 is $30,000, unchanged from the reserve provided at December 31, 2007. The Company incurred no significant write-offs of receivables during 2008.
Prepaid expenses of $245,000 at December 31, 2008 decreased 4% from prepaid expenses of $254,000 at December 31, 2007. Prepaid expenses include the unutilized portions of business insurance policies, prepaid commissions, and various other subscription based services.

Property and equipment, net of accumulated depreciation, totaled $456,000 at December 31, 2008, a reduction of 13% from net property and equipment of $521,000 at December 31, 2007. Capital equipment purchases during 2008 of $246,000, increased from $111,000 of capital purchases in 2007. Approximately $2,338,000 of obsolete assets were retired during 2008 resulting in a $20,000 loss on the disposal of those assets, after the effects of accumulated depreciation, and charged against operations.
Software development costs capitalized and carried on the Company’s Balance Sheet at December 31, 2008 of $2,720,000 decreased 10% from the December 31, 2007 balance of $3,038,000. For the year ended December 31, 2008 software development costs totaling $835,000 were capitalized, an increase of 5% from development costs of $796,000 capitalized in 2007. Amortization costs during 2008 totaled $1,154,000, an increase of 24% from the amortization expense of $933,000 for 2007. Amortization expenses are charged to cost of sales on product by product basis over periods ranging from 3-5 years.
Pension assets, which consist of the cash surrender values of company-owned life insurance policies, were $3,161,000 at December 31, 2008, or 2% less than the December 31, 2007 total of $3,210,000. The death benefit and cash surrender values associated with these insurance policies are intended to provide funding for the current and future benefit obligations of the Company, but are also available to fund current operations in the event that is deemed necessary.
Current liabilities of $5,064,000 at December 31, 2008 decreased 5% from the December 31, 2007 balance of $5,331,000 due to a $468,000 reduction in accrued compensation costs. A significant portion of the decrease in compensation costs stems from contractual obligations to the Company’s former Chief Executive Officer accrued upon his retirement at the end of 2007. Additionally, liabilities for accrued salaries and benefits have declined from the prior year due to lower average employment levels.
Deferred revenues, which form a considerable portion of our current backlog, increased 11% from $3,369,000 at December 31, 2007 to $3,747,000 at December 31, 2008. The largest components of deferred revenues consist of the unearned portions of maintenance contracts and services billed to customers, but not yet performed, including installation, training, and implementation activities. The majority of these services will be recognized as revenue during 2009 as the maintenance obligations are performed and the additional services provided.
The Company’s total pension liability, inclusive of the current portion of $486,000, totals $5,486,000 at December 31, 2008, down from $5,513,000 at December 31, 2007. The full cost of the Company’s current and future obligations are expected to be funded by the death benefits attached to the series of Company-owned life insurance policies referred to earlier.
Stockholders equity at December 31, 2008, after the effect of the 2008 operating loss, is $502,000 which compares with total stockholders equity of $992,000 at December 31, 2007. At December 31, 2008 there are approximately 9,773,000 common shares outstanding. 2008 activity included the exercise of 119,000 stock options, the purchase of approximately 95,000 shares via the Employees Stock Purchase Plan, and the issuance of 470,000 shares of restricted stock.

In managements opinion, in consideration of current cash and investment balances, the ability to access available cash surrender values, and the line of credit arrangement in place, sufficient resources exist to fully fund operations and execute key strategic initiatives for the next twelve months and beyond.
Off Balance Sheet Arrangements
Pension Obligations — The Company sponsors a non-qualified, unfunded, Supplemental Executive Retirement Plan (SERP), which provides certain employees with a defined pension benefit. The SERP is not encumbered by the coverage and benefit restrictions imposed on qualified plans by the IRS. In addition, the Company generally is not required to comply with non-discrimination rules imposed on qualified plans under ERISA.
Unfunded means that the Company is not required to set aside any particular assets to satisfy its SERP liabilities. Accordingly any assets the Company may have available to satisfy SERP liabilities are subject to claims by the Company’s creditors.
Recovery of 100% of projected SERP costs is designed through a program of Company-owned life insurance (COLI). Recovery for the imputed time value of the money, plus all costs associated with the COLI premium payments, and benefit obligations, are included in this program. The Company currently owns 14 separate life insurance contracts on selected current and former employees, not all of who will ultimately qualify for participation in the plan. The cumulative death benefit attached to these policies is $10.2 million and is not included in the Company’s Consolidated Balance Sheet as of December 31, 2008.
The cash surrender values of these policies at December 31, 2008 totaled approximately $3,161,000 and are included in the Company’s consolidated balance sheets under the caption of “Pension Assets.”
The projected future pension benefits expected to be paid under this plan are as follows, assuming retirement at 65 and a life expectancy of 80 years for all participants:

Year Ending December 31,

2009	486,059
2010	495,692
2011	465,558
2012	506,918
2013	522,159
2014-2018	2,607,898
The net present value of these projected pension obligations at December 31, 2008, totals $5,486,069, and is included in the current and long-term liability sections of the Company’s consolidated balance sheets.

Lease Obligations — The Company leases current office facilities and certain equipment under operating leases, which expire at various dates through 2010. Rent expense under all operating leases (exclusive of real estate taxes and other expenses payable under the leases) was approximately $350,000, $346,000, and $373,000 for the years ended December 31, 2008, 2007 and 2006, respectively.
Minimum lease payments as of December 31, 2008 under operating leases are as follows:

Year Ending December 31,	Operating Leases

2009	$435,560
2010	342,133

$777,693

The current term of the Company’s lease on its facility expires October 31, 2010.
Purchase Commitments — The Company has no purchase commitment contracts in place as of December 31, 2008.
Critical Accounting Policies
The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported therein. The most significant of these involving difficult or complex judgments in 2008 include:
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

Service revenues such as training, installation and implementation are recognized when the service is complete and acknowledged by the customer, regardless of whether the sale is on a direct basis or through a reseller arrangement.
Fees charged to customers for Post-contract Customer Support (PCS) are recognized ratably over the term of the contract. Costs related to maintenance obligations are expensed as incurred.
Sales which constitute a multiple-element arrangement are accounted for by determining whether the elements can be accounted for as separate accounting units, and if so, by applying values to those units for which there is vendor specific objective evidence of their fair value. We use the residual method to apply any remaining balance to the remaining elements of the arrangement. More specifically, this methodology applies when there is embedded maintenance (PCS) involved in the sale of a software license, or when the sale of a software license is made in conjunction with installation services. In the latter case, the recognition of the software license is deferred until installation is completed.
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
As set forth in Note 7 — Benefit Plans, the Company sponsors an unfunded Supplemental Executive Retirement Program (SERP), which is a nonqualified plan that provides certain employees a defined pension benefit. In order to properly record the net present value of future pension obligations a number of assumptions are required to be made by Company’s management. These assumptions include years of service, life expectancies, and projected future salary increases for each participant. In addition, management must make assumptions with regard to the proper long-term interest and liability discount rates to be applied to these future obligations.
Should the Company need to alter any of these assumptions, there is the potential for significant adjustments to future projected pension liabilities.

Accounting Pronouncements
1)
In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115”. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. This Statement applies to all entities, including not-for-profit organizations. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. As such, the Company was required to adopt these provisions at the beginning of the fiscal year ended December 31, 2008. Adoption SFAS 159 did not have a significant effect on the Company’s financial statements.

2)
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”.  SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  SFAS 157 is effective as of the beginning of the first fiscal year that begins after November 15, 2007.  As such, the Company was required to adopt these provisions at the beginning of the fiscal year ended December 31, 2008.  Adoption of SFAS 157 did not have a significant effect on the Company’s financial statements.

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

5)
In March 2007, the Financial Accounting Standards Board ratified Emerging Issues Task Force (“EITF”) Issue No. 06-10, “Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements”.  EITF 06-10 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement.  EITF 06-10 is effective for fiscal years beginning after December 15, 2007.  As such, the Company was required to adopt these provisions at the beginning of the fiscal year ended December 31, 2008.  Adoption of EITF 06-10 did not have a significant effect on the Company’s financial statements.

Item 7A Quantitative and Qualitative Disclosures About Market Risk
The Company has no long-term bank debt obligations. The Company has no foreign currency exchange risk and has no foreign currency exchange contracts.
The Company generally invests its available cash in low risk securities such as bond funds or government issued securities.
At December 31, 2008 and 2007 the carrying value of investments approximated fair market value. Investments at December 31, 2008 and 2007 consisted of the following:

	2008	2007

Bond Funds	$278,276	$457,615
US Government Securities	704,055	1,034,673

	$982,331	$1,492,288

Item 8 Index to Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and
Stockholders of Veramark Technologies, Inc.
Pittsford, New York
We have audited the accompanying balance sheets of Veramark Technologies, Inc. (the Company) as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2008. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.
/s/ Rotenberg & Co., LLP
Rochester, New York
March 24, 2009

VERAMARK TECHNOLOGIES, INC.
BALANCE SHEETS
DECEMBER 31, 2008 AND 2007

	2008	2007

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,014,669	$713,342
Investments	982,331	1,492,288
Accounts receivable, trade (net of allowance for doubtful accounts of $30,000 for both years)	1,047,527	1,303,240
Inventories, net	35,055	31,764
Prepaid expenses and other current assets	244,511	254,274

Total current assets	3,324,093	3,794,908

PROPERTY AND EQUIPMENT:
Cost	3,862,879	5,955,064
Less accumulated depreciation	(3,406,882)	(5,433,650)

Property and equipment, net	455,997	521,414

OTHER ASSETS:
Software development costs (net of accumulated amortization of $3,332,886 and $2,179,290)	2,719,787	3,038,410
Pension assets	3,160,639	3,210,204
Deposits and other assets	905,761	830,756

Total other assets	6,786,187	7,079,370

TOTAL ASSETS	$10,566,277	$11,395,692

The accompanying notes are an integral part of these financial statements.

VERAMARK TECHNOLOGIES, INC.
BALANCE SHEETS
DECEMBER 31, 2008 AND 2007

	2008	2007

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$270,842	$317,127
Accrued compensation and related taxes	466,150	934,387
Deferred revenue	3,746,488	3,369,324
Current portion of pension obligation	486,059	440,084
Other accrued liabilities	94,954	270,524

Total current liabilities	5,064,493	5,331,446

Long-term portion of pension obligation	5,000,010	5,072,447

Total liabilities	10,064,503	10,403,893

STOCKHOLDERS’ EQUITY:
Common stock, par value, $0.10; shares authorized, 40,000,000; 9,852,954 shares and 9,169,093 shares issued	985,295	916,909
Additional paid-in capital	22,293,688	22,171,341
Accumulated deficit	(22,039,196)	(21,607,785)
Treasury stock (80,225 shares at cost)	(385,757)	(385,757)
Accumulated other comprehensive income	(352,256)	(102,909)

Total stockholders’ equity	501,774	991,799

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,566,277	$11,395,692

The accompanying notes are an integral part of these financial statements.

VERAMARK TECHNOLOGIES, INC.
STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

	2008	2007	2006
NET SALES
Product Sales	$2,657,695	$2,880,818	$3,441,829
Service Sales	8,016,196	9,038,034	6,919,321

Total Net Sales	10,673,891	11,918,852	10,361,150

COSTS AND OPERATING EXPENSES:
Cost of sales	2,886,847	3,114,467	2,180,255
Engineering and software development	1,410,086	1,226,898	890,616
Selling, general and administrative	6,876,055	8,352,269	7,813,552

Total costs and operating expenses	11,172,988	12,693,634	10,884,423

LOSS FROM OPERATIONS	(499,097)	(774,782)	(523,273)

INTEREST INCOME	67,686	68,733	34,932

LOSS BEFORE INCOME TAXES	(431,411)	(706,049)	(488,341)

INCOME TAXES	—	—	—

NET LOSS	$(431,411)	$(706,049)	$(488,341)

NET LOSS PER SHARE
Basic	$(0.04)	$(0.08)	$(0.06)

Diluted	$(0.04)	$(0.08)	$(0.06)

WEIGHTED AVERAGE SHARES OUTSTANDING (BASIC)	9,560,414	8,972,412	8,843,154

WEIGHTED AVERAGE SHARES OUTSTANDING (DILUTED)	9,560,414	8,972,412	8,843,154

The accompanying notes are an integral part of these financial statements.

VERAMARK TECHNOLOGIES, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

			Additional			Accumulated	Total
	Common Stock		Paid in	Accumulated	Treasury	Comprehensive	Stockholders’
	Shares	Par Value	Capital	Deficit	Stock	Income	Equity

BALANCE — December 31, 2005	8,837,615	$891,784	$21,686,152	$(20,413,395)	$(385,757)	$7,530	$1,786,314

Change in other comprehensive income	—	—	—		—	(334,624)	(334,624)
Net Loss	—	—	—	(488,341)	—	—	(488,341)

Total comprehensive Income (loss)	—	—	—	(488,341)	—	(334,624)	(822,965)

Stock purchase plan	15,436	1,544	7,641	—	—	—	9,185
Exercise of stock options	1,750	175	757	—	—	—	932
Compensation expenses — stock options	—	—	29,700	—	—	—	29,700

BALANCE — December 31, 2006	8,854,801	$893,503	$21,724,250	$(20,901,736)	$(385,757)	$(327,094)	$1,003,166

Change in other comprehensive income	—	—	—	—	—	224,185	224,185
Net loss	—	—	—	(706,049)	—	—	(706,049)

Total comprehensive Income (loss)	—	—	—	(706,049)	—	224,185	(481,864)

Stock purchase plan	23,917	2,391	13,127	—	—	—	15,518
Exercise of stock options	210,150	21,015	77,964	—	—	—	98,979
Compensation expenses — stock options	—	—	356,000	—	—	—	356,000

BALANCE — December 31, 2007	9,088,868	$916,909	$22,171,341	$(21,607,785)	$(385,757)	$(102,909)	$991,799

Change in other comprehensive income	—	—	—	—	—	(249,347)	(249,347)
Net loss	—	—	—	(431,411)	—	—	(431,411)

Total comprehensive Income (loss)	—	—	—	(431,411)	—	(249,347)	(680,758)

Stock purchase plan	94,861	9,486	14,706	—	—	—	24,192
Exercise of stock options	119,000	11,900	45,250	—	—	—	57,150
Issuance of restricted stock	470,000	47,000	38,749				85,749
Compensation expenses — stock options	—	—	23,642	—	—	—	23,642

BALANCE — December 31, 2008	9,772,729	$985,295	$22,293,688	$(22,039,196)	$(385,757)	$(352,256)	$501,774

The accompanying notes are an integral part of these financial statements.

VERAMARK TECHNOLOGIES, INC.
STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

	2008	2007	2006
OPERATING ACTIVITIES:
Net Loss	$(431,411)	$(706,049)	$(488,341)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,445,078	1,190,797	1,197,657
Expense (Recovery) of bad debts	(1,207)	1,486	(736)
Compensation expense — equity grants	109,391	356,000	29,700
Loss on disposal of fixed assets	19,585	1,181	—
Unrealized Gain (Losses) on investments	22,781	16,364	14,336
Pension assets	49,565	(343,734)	(364,834)
Changes in assets and liabilities:
Accounts receivable	256,920	138,959	79,241
Inventories	(3,291)	1,134	(1,174)
Prepaid expenses and other current assets	9,763	7,859	(101,006)
Deposits and other assets	(75,005)	(42,222)	9,211
Accounts payable	(46,285)	(31)	41,402
Accrued compensation and related taxes	(468,237)	253,457	115,834
Deferred revenue	377,164	52,205	380,653
Other accrued liabilities	(175,570)	(52,698)	187,792
Pension obligation	(298,590)	428,554	518,534

Net cash provided by operating activities	790,651	1,303,262	1,618,269

INVESTING ACTIVITIES:
(Purchase) Sale of investments	509,957	(642,633)	(249,331)
Additions to property and equipment	(245,650)	(110,974)	(159,748)
Capitalized software development costs	(834,973)	(796,194)	(1,285,233)

Net cash used in by investing activities	(570,666)	(1,549,801)	(1,694,312)

FINANCING ACTIVITIES:
Exercise of stock options	57,150	98,979	932
Employee stock purchase plan	24,192	15,518	9,185

Net cash provided by financing activities	81,342	114,497	10,117

NET CHANGE IN CASH AND CASH EQUIVALENTS	301,327	(132,042)	(65,926)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	713,342	845,384	911,310

CASH AND CASH EQUIVALENTS, END OF YEAR	$1,014,669	$713,342	$845,384

	2008	2007	2006
SUPPLEMENTAL CASH FLOW INFORMATION
Cash Transactions:
Income taxes paid (received)	$13,129	$562	$18,022
Interest paid	$3,402	$1,679	$915
The accompanying notes are an integral part of these financial statements.

VERAMARK TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
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
Investments — The Company records its investments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Certain Debt and Equity Securities.” As of December 31, 2008 and 2007, the Company has classified its portfolio as available-for-sale securities. These securities are recorded at fair value, based on quoted market prices in an active market, with net unrealized holding gains and losses reported in stockholders’ equity as accumulated other comprehensive income. At December 31, 2008 and 2007 the carrying value of investments approximated fair market value, and are classified as Level 1 Assets as defined by SFAS No. 157, “Fair Value Measurements.”
Investments at December 31, 2008 and 2007 consisted of the following:

	2008	2007
Bond Funds	$278,276	$457,615
US Government Securities	704,055	1,034,673

	$982,331	$1,492,288

The contractual maturities of the Company’s investments as of December 31, 2008 are primarily due within one year.
Accounts receivable and allowance for doubtful accounts — The Company extends credit to its customers in the normal course of business and collateral is generally not required for trade receivables. Exposure to credit risk is controlled through the use of credit approvals, credit limits and monitoring procedures. Accounts receivable are reported net of an allowance for doubtful accounts. The Company estimates the allowance based on its analysis of specific balances, taking into consideration the age of the past due account and anticipated collections resulting from legal issues. An account is considered past due after thirty (30) days from the invoice date. Based on these factors, there was an allowance for doubtful accounts of $30,000 at both December 31, 2008 and 2007. Changes to the allowance for doubtful accounts are charged to expense and reduced by charge-offs, net of recoveries.

Concentrations of credit risk — Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of investments and accounts receivable. The Company places its cash and investments with quality financial institutions and, by policy, limits the amount of investment exposure to any one financial institution. The Company has not experienced any significant losses to date on its invested cash and investments.
The Company’s customers are not concentrated in any specific geographic region, nor in any specific industry. As of December 31, 2008, three customers accounted for approximately $336,000 of the total accounts receivable balance. As of December 31, 2007, five customers accounted for approximately $590,000 of the total accounts receivable balance. The Company performs periodic credit evaluations of its customers’ financial conditions but does not require collateral to support customer receivables. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. Such losses to date have been within managements’ expectations.
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
Prepaid Expenses consist of cash outlays made by the Company for economic benefits to be realized in future periods. These benefits typically include the unutilized portions of current business insurances, maintenance contracts on Company-owned equipment, and prepaid commissions. Prepaid expenses are generally expensed on a straight-line basis over the corresponding life of the underlying asset, with the exception of prepaid commissions which are expensed at the time the revenue that gave rise to the commission is recognized.
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
Long-lived assets — In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company tests long-lived assets for recoverability whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No impairment charges were recorded in 2008, 2007, or 2006.

Software development costs meeting recoverability tests are capitalized, under SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed,” and amortized on a product-by-product basis over their economic life, ranging from three to five years, or the ratio of current revenues to current and anticipated revenues from such software, whichever provides the greater amortization in a particular period. The Company capitalized $834,973 of development costs in 2008, $796,194 of development costs in 2007 and $1,285,233 of development costs in 2006. The Company amortized $1,153,596 of development costs in 2008, $933,169 of development costs in 2007 and $936,492 of development costs in 2006. The Company periodically reviews the carrying value of capitalized software development costs and impairments are recognized in the results of operations when the expected future undiscounted operating cash flow derived from the capitalized software is less than its carrying value. No charges for impairment were required in 2008, 2007 or 2006.
Fair Value of Financial Instruments — Statement of Financial Accounting Standards (“SFAS”) No. 107, “Disclosure About Fair Value of Financial Instruments,” requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. SFAS No. 107 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At December 31, 2008 and 2007, the carrying value of certain financial instruments (accounts receivable, accounts payable and current portion of capital lease obligations) approximates fair value due to the short-term nature of the instruments or interest rates, which are comparable with current rates. At December 31, 2008 and 2007, the Company has no long-term debt.
On January 1, 2008, the Company adopted FASB Statement No. 157, “Fair Value Measurements” (SFAS No. 157) which defines fair value, establishes a framework for measuring fair value, and requires additional disclosures about fair value measurements. The criterion that is set forth in SFAS No. 157 is applicable to fair value measurement where it is permitted or required under other accounting pronouncements.
SFAS No. 157 defines fair value as the exit price, which is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value measurement is based on inputs of observable and unobservable market data that a market participant would use in pricing the asset or liability. The use of observable inputs is maximized where available and the use of unobservable inputs is minimized for fair value measurement. As a means to illustrate the inputs used, SFAS No. 157 establishes a three-tier fair value hierarchy that prioritizes inputs to valuation techniques used for fair value measurement.
•	Level 1 consists of observable market data in an active market for identical assets or liabilities.
•	Level 2 consists of observable market data, other than that included in Level 1, that is either directly or indirectly observable.
•
Level 3 consists of unobservable market data. The input may reflect the assumptions of the Company of what a market participant would use in pricing an asset or liability. If there is little available market data, then the Company’s own assumptions are the best available information.

In the case of multiple inputs being used in a fair value measurement, the lowest level input that is significant to the fair value measurement represents the level in the fair value hierarchy in which the fair value measurement is reported.

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
Net income (or loss) per common share (“EPS”) is computed in accordance with the provisions of SFAS No. 128, “Earnings Per Share.” Basic EPS is computed by dividing net income (loss) by weighted average shares outstanding. Diluted EPS includes the dilutive effect of stock options issued. There were no dilutive effects of stock options in 2008, 2007 or 2006 as the effect would have been anti-dilutive, due to the net loss incurred for those years.

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
Research and Development Costs — Research and development costs, other than certain software development costs previously disclosed in Note 1, are expensed as incurred. For the years ended December 31, 2008, 2007, and 2006, research and development costs expensed were $1,410,086, $1,226,898, and $890,616, respectively.
Stock-Based Compensation — The Company’s primary type of share-based compensation consists of stock options and restricted stock. For the year ended December 31, 2008 the company issued 145,500 stock options, and 470,000 restricted shares.
The Company records its stock-based compensation expense in accordance with SFAS 123R, “Share Based Payment.” In estimating the value of stock options issued, the Company uses the Black-Scholes option pricing model. The following table provides the range of assumptions used by the Company, at the time stock options were issued.

	2008		2007
	low	high	low	high
Risk Free Rate*	2.5%	3.4%	3.6%	4.3%
Volatility	114%	130%	113%	129%

Dividend Yield	none		none
Expected Life In Years	4		5

*	Based on US Treasury 5 Year Constant Maturities

A summary of the status of the Company’s stock option plan as of December 31, 2008 is presented below:

		Average	Average	Remaining
		Exercise	Grant-Date	Contractual	Intrinsic
	Shares	Price	Fair Value	Term (Yrs)	Value
Outstanding as of December 31, 2007	2,257,943	$1.60	$1.32	5.1	$548,550
Granted	145,500	0.63			—
Exercised	(119,000)	0.48			(10,150)
Canceled	(384,860)	3.14			(194,100)

Outstanding as of December 31, 2008	1,899,583	$1.28	$1.07	4.7	$344,300

Options exercisable at December 31, 2008	1,766,083	$1.33	$1.11	4.4	$344,300

As of December 31, 2008, there was $54,778 of unrecognized compensation cost related to non-vested stock options granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.7 years. As of December 31, 2008, there was $222,750 of unrecognized compensation cost related to restricted stock, the cost of which is expected to be recognized over a weighted-average period of 1.2 years.

Accounting Pronouncements
1)
In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115”. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. This Statement applies to all entities, including not-for-profit organizations. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2008. Adoption of SFAS 159 did not have a significant effect on the Company’s financial statements.

2)
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”. SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. As such, the Company was required to adopt these provisions at the beginning of the fiscal year ended December 31, 2008. Adoption of SFAS 157 did not have a significant effect on the Company’s financial statements.

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

5)
In March 2007, the Financial Accounting Standards Board ratified Emerging Issues Task Force (“EITF”) Issue No. 06-10, “Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements”. EITF 06-10 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. EITF 06-10 is effective for fiscal years beginning after December 15, 2007. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2008. Adoption of EITF 06-10 did not have a significant effect on the Company’s financial statements.

Stock Purchase Plans — Under the Company’s Employee Stock Purchase Plan (“ESPP”), employees can purchase Veramark stock at a 15% discount to market price at the ending date of the six-month periods ending approximately June 30th and December 31st. Employees may elect to make after-tax payroll deductions of 1% to 10% of compensation as defined by the Plan, to the extent that his or her rights to purchase stock under this Plan do not exceed Twenty-Five Thousand Dollars ($25,000) worth of stock (determined at the full market value of the shares at the time such purchase would occur), and only to the extent that, immediately after the purchase, such employee would not own stock or hold outstanding options to purchase stock, such that his or her combined voting power would exceed 5% of all classes of capital stock of the Company. Employee payroll deductions are for six-month periods beginning approximately each January 1 and July 1. Shares of the Company’s common stock are purchased on or about June 30 or December 31, unless the participant has either elected to withdraw from the Plan or was terminated. Purchased shares are restricted for sale or transfer for a six-month period. All participants funds received prior to the ESPP purchase dates are held as Company liabilities without interest or other increment. No dividends are paid on employee contributions until shares are purchased. Plan participants purchased 94,861 shares at an average purchase price of $0.26 in 2008, 23,917 shares at an average purchase price of $0.65 in 2007 and 15,436 shares at an average purchase price of $0.60 in 2006.
2.	PROPERTY AND EQUIPMENT
The major classifications of property and equipment as of December 31, 2008 and 2007 are:

	2008	2007

Machinery and equipment	$128,390	$795,905
Computer hardware and software	1,224,343	2,093,026
Furniture and fixtures	1,124,349	1,677,783
Leasehold improvements	1,385,797	1,388,350

	$3,862,879	$5,955,064

Depreciation expense was approximately $291,000, $258,000 and $261,000 for the years ended December 31, 2008, 2007 and 2006, respectively.
3.	ENGINEERING AND SOFTWARE DEVELOPMENT EXPENDITURES
Engineering and software development costs incurred during the years ended December 31, 2008, 2007 and 2006 were recorded as follows:

	2008	2007	2006
Engineering and software development expenses included in the statements of operations	$1,410,086	$1,226,898	$890,616

Amounts capitalized and included in the balance sheets	834,973	796,194	1,285,233

Total costs for engineering and software development	$2,245,059	$2,023,092	$2,175,849

Additionally, the Company recorded amortization of capitalized software development costs of approximately $1,154,000, $933,000, and $936,000 for the years ended December 31, 2008, 2007 and 2006, respectively. Such amortization is included in cost of sales in the consolidated statements of operations. Estimated aggregate minimum amortization expenses for each of the next five years is:

2009	$1,120,029
2010	768,930
2011	502,144
2012	202,616
2013	119,032
4.	COMPREHENSIVE LOSS
Comprehensive loss for years ended December 31, 2008, 2007 and 2006 was as follows:

	2008	2007	2006

Net loss	$(431,411)	$(706,049)	$(488,341)
Adjustments for FASB No. 158
Reclassification to net periodic benefit cost	286,128	62,832	(374,618)
Unrealized gain (loss) arising during the period	(558,256)	144,989	25,658
Unrealized gain on investments	22,781	16,364	14,336

Comprehensive loss	$(680,758)	$(481,864)	$(822,965)

Accumulated comprehensive income (loss) consisted of the following as of December 31, 2008, 2007 and 2006:

	2008	2007	2006

Unrecognized prior service cost	—	$(286,128)	$(374,618)
Unrecognized actuarial gain	(413,267)	144,989	25,658
Unrealized gain on investments	61,011	38,230	21,866

Total	$(352,256)	$(102,909)	$(327,094)

Unrecognized loss of $413,267 is expected to be recognized in the periodic benefit cost in 2009.
5.	NET LOSS PER SHARE (EPS)
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

	Year Ended December 31,
	2008	2007	2006
Basic

Net Loss	$(431,411)	$(706,049)	$(488,341)

Weighted average common shares outstanding	9,560,414	8,972,412	8,843,154

Net loss per common share	$(0.04)	$(0.08)	$(0.06)

Diluted

Net Loss	$(431,411)	$(706,049)	$(488,341)

Weighted average common shares outstanding	9,560,414	8,972,412	8,843,154

Additional dilutive effect of stock options & warrants after application of treasury stock method	—	—	—

Weighted average dilutive shares outstanding	9,560,414	8,972,412	8,843,154

Net Loss per common share assuming dilution	$(0.04)	$(0.08)	$(0.06)

There were no dilutive effects of stock options and warrants in 2008, 2007 or 2006, as the effect would have been anti-dilutive due to the net loss incurred for those years.
6.	INDEMNIFICATION OF CUSTOMERS
The Company’s agreements with customers generally require us to indemnify the customer against claims that its software infringes third party patent, copyright, trademark or other proprietary rights. Such indemnification obligations are generally limited in a variety of industry-standard respects, including our right to replace an infringing product. As of December 31, 2008, the Company had not experienced any material losses related to these indemnification obligations and no material claims with respect thereto were outstanding. The Company does not expect significant claims related to these indemnification obligations, and consequently, the Company has not established any related reserves.

7.	BENEFIT PLANS
The Company sponsors an employee incentive savings plan under section 401(k) for all eligible employees. The Company’s contributions to the plan are discretionary. The Company will contribute approximately $25,000 to employees 401K plan in 2009, the first contribution to the plan since 1999.
The Company also sponsors an unfunded Supplemental Executive Retirement Program (“SERP”), which is a nonqualified plan that provides certain key employees defined pension benefits. For the years ended December 31, 2008 and 2007 changes to the benefit obligation consisted of the following:

	2008	2007

Benefit obligation-beginning of year	$5,512,531	$5,291,798

Current service cost-benefits earned during the period	24,011	262,073
Interest cost on projected benefit obligation	317,566	307,416
Unrealized loss (gain)	413,267	(144,989)
Curtailments	(347,589)	—
Benefits paid	(433,717)	(203,767))

Benefit obligation-end of year	$5,486,069	$5,512,531

A reconciliation of the SERP plan’s funded status with amounts recognized in the Company’s balance sheets is as follows:

	2008	2007

Actuarial present value of projected benefit obligation	$5,486,069	$5,512,531

Plan assets	—	—

Projected benefit obligation in excess of plan assets	$5.486,069	$5,512,531

The discount rate used in determining the actuarial present value of the projected benefit obligation was 5.5% in 2008, 6% for 2007 and 2006. The rate of increase in future compensation levels used in determining the projected benefit obligation ranged from 0% to 3% for 2008, 2007, and 2006.
Pension expense for the years ended December 31, 2008, 2007 and 2006 consisted of the following.

	2008	2007	2006
Current service cost	$24,011	$262,073	$270,381
Amortization of prior service cost	286,128	88,490	125,056
Amortization of gain	(492,579)	(25,658)	—
Interest costs	317,566	307,416	293,494

Total pension expense	$135,126	$632,321	$688,931

The Company maintains life insurance covering certain key employees under its Supplemental Executive Retirement Program with the Company named as beneficiary. The Company intends to use the death benefits of these policies, as well as loans against the accumulating cash surrender value of the policies, to fund the pension obligation. The total death benefit associated with these policies is $10.2 million, with an associated accumulated cash surrender value of approximately $3,161,000 at December 31, 2008. The accumulated cash surrender values of these policies at December 31, 2007, was approximately $3,210,000. All of the current accumulated cash surrender values are available to meet current pension obligations, or to fund current general operations of the Company in the event that should become necessary.
The projected future pension benefits under this plan are as follows, assuming a retirement age of 65 and a life expectancy of 80 years for all participants:

Year Ending December 31,

2009	$486,059
2010	495,692
2011	465,558
2012	506,918
2013	522,159
2014-2018	2,607,898
8.	STOCKHOLDERS’ EQUITY
The Company has reserved 4,500,000 shares of its common stock for issuance under its 1998 Stock Option Plan. As of December 31, 2008, 1,045,763 shares of common stock were available for future grants. The plan provides for options, which may be issued as nonqualified or qualified incentive stock options. All options granted are generally exercisable in increments of 20 - 100% per year beginning one year from the date of grant. All options granted to employees have a ten year term.

A summary of stock option transactions for the years ended December 31, 2008, 2007 and 2006 is shown below:

	2008		2007		2006
		WEIGHTED		WEIGHTED		WEIGHTED
		AVERAGE		AVERAGE		AVERAGE
	SHARES	PRICE	SHARES	PRICE	SHARES	PRICE

Shares under option, beginning of year	2,257,943	$1.60	2,790,278	$2.35	2,865,028	$2.37

Options granted	145,500	0.63	632,485	0.79	10,000	0.55
Options exercised	(119,000)	0.48	(210,150)	0.47	(1,750)	0.53
Options terminated	(384,860)	3.14	(954,670)	3.51	(83,000)	2.82

Shares under option, end of year	1,899,583	$1.28	2,257,943	$1.60	2,790,278	$2.35

Shares exercisable	1,766,083	$1.33	2,120,158	$1.64	2,723,753	$2.39

Weighted average fair market value of options granted	$0.51		$0.69		$0.49

Exercise price of options outstanding	$0.20-$10.41		$0.28-$10.41		$0.28-$10.41

The following table summarizes information relating to currently outstanding and exercisable stock options as of December 31, 2008:

	Weighted
	Average
	Remaining
	Contractual		Weighted		Weighted
Range of	Life	Options	Average	Options	Average
Exercise Prices	(in years)	Outstanding	Exercise Price	Exercisable	Exercise Price

$0.20 – $1.49	6	1,485,718	$0.61	1,352,218	$0.60
$1.50 – $4.99	2	291,000	2.33	291,000	2.33
$5.00 – $10.41	0	122,865	6.97	122,865	6.97

	5	1,899,583	$1.28	1,766,083	$1.33

9.	SALES INFORMATION
Sales to five customers were approximately $3,457,000 or 32% of the Company’s total sales in 2008. Sales to two customers were approximately $3,562,000 or 30% of the Company’s total sales in 2007 and $3,172,000 or 31% of the Company’s total sales in 2006.
10.	INCOME TAXES
The income tax provision includes the following:

	2008	2007	2006

Current income tax expense:
Federal	$—	$—	$—
State	—	—	—

	$—	$—	$—

Deferred income tax provision (benefit):
Federal	$33,561	$(282,354)	$(269,343)
State	(11,636)	(20,210)	(14,926)
Change in valuation allowance	(21,925)	302,564	284,269

	$—	$—	$—

The income tax provision differs from those computed using the statutory federal tax rate of 34%, due to the following:

	2008	2007	2006

Tax expense (benefit) at statutory federal rate	$(146,680)	$(247,443)	$(166,036)
State taxes, net of federal tax benefit	(3,720)	(18,850)	(14,650)
Increase (decrease) in valuation allowance	(21,925)	302,564	284,269
Other	311	(5,874)	(2,809)
Nondeductible expenses	13,584	2,017	26,757
Deferred tax adjustment-fixed assets	—	—	(64,806)
Deferred tax adjustment-net operating loss	(8,119)	491	13,849
Deferred tax adjustment-general business credits	166,549	(32,905)	(76,574)

	$—	$—	$—

Deferred income taxes recorded in the balance sheets results from differences between financial statement and tax reporting of income and deductions. A summary of the composition of the deferred income tax assets (liabilities) follows:

	2008	2007

General business credits	$1,452,062	$1,618,521
Net operating losses	3,877,944	3,671,221
Deferred compensation	2,289,360	2,507,196
Stock options	172,195	131,720
Alternative minimum tax credits	327,154	327,154
Inventory	263	263
Accounts receivable	11,100	11,100
Capitalized software	(1,006,321)	(1,124,212)
Fixed assets	318,659	272,936
Other	72,726	121,078
New York State ITC	92,855	92,945

	7,607,997	7,629,922
Valuation allowance	(7,607,997)	(7,629,922)

Net deferred asset (liability)	$—	$—

The Company has $10,480,929 of net operating loss carryforwards available as of December 31, 2008. Of that total, $682,000 is limited to a utilization of approximately $100,000 annually. The carryforwards expire in varying amounts in 2012 through 2028. The valuation allowance decreased by $21,925 during the year ended December 31, 2008.
The Company’s tax credit carryforwards as of December 31, 2008 are as follows:

Description	Amount	Expiration Dates

General business credits	1,452,062	2009 - 2027

New York State investment tax credits	92,855	2009 - 2023

Alternative minimum tax credits	327,154	No expiration date
The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2008. As the result of the implementation of the FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109, the Company recognized no material adjustments to unrecognized tax benefits. At the adoption date of January 1, 2008 and as of December 31, 2008, the Company has no unrecognized tax benefits. By statute, tax years ending in December 31, 2007 through 2005 remain open to examination by the major taxing jurisdictions to which the Company is subject.
Cash paid for income taxes during the years ended December 31, 2008, 2007 and 2006 totaled $13,129 $562, and $18,022 respectively.

11.	COMMITMENTS AND CONTINGENCIES
Lease Obligations — The Company leases office facilities under leases which expire at various dates through 2010. Rent expense under all operating leases (exclusive of real estate taxes and other expenses payable under the leases) was approximately $350,000, $346,000, and $373,000 for the years ended December 31, 2008, 2007 and 2006, respectively.
Minimum lease payments as of December 31, 2008 under operating leases are as follows:

Year Ending December 31,	Operating Leases

2009	$435,560
2010	342,133

$777,693

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
12.	REVOLVING DEMAND NOTE AGREEMENT
On October 31, 2008, Veramark Technologies, Inc. entered into a Revolving Demand Note Agreement (the “Agreement”), effective as of October 31, 2008, with Manufacturers and Traders Trust Company (the “Bank”) to provide working capital in the ordinary course of business. As of the date of this Report, no funds have been borrowed under this Agreement.
The material terms of the Agreement include:
•	The maximum outstanding principal balance under the Agreement is Four Hundred Thousand Dollars ($400,000).

•	Veramark may borrow under the Agreement, from time to time, an amount less than or equal to, but not greater than the available balance.

•	The outstanding principal balance will bear interest at a per annum rate equal to One-Half Percent (0.5%) above the Prime Rate.

•	The Bank may demand payment of the outstanding principal balance at any time.

13.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
Summarized quarterly financial information for the years ended December 31, 2008 and 2007 is as follows:

	Three Months Ended
	March 31	June 30	September 30	December 31

2008
Net sales	$2,671,646	$2,538,283	$2,724,296	$2,739,666
Gross profit	$1,956,683	$1,830,339	$2,003,057	$1,996,965

Net income (loss)	$(194,127)	$(259,709)	$(36,259)	$58,684
Net income (loss) per common share
- Basic	$(0.02)	$(0.03)	$0.00	$0.01
- Diluted	$(0.02)	$(0.03)	$0.00	$0.01

2007
Net sales	$3,348,642	$3,048,083	$2,928,240	$2,593,887
Gross profit	$2,360,698	$2,298,248	$2,223,387	$1,922,052

Net income (loss)	$117,512	$(320,144)	$(60,067)	$(443,350)
Net income (loss) per common share
- Basic	$0.01	$(0.03)	$(0.01)	$(0.05)
- Diluted	$0.01	$(0.03)	$(0.01)	$(0.05)

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
Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that internal control over financial reporting was effective as of December 31, 2008.

PART III
Item 10 Directors and Executive Officers of the Registrant
Information relating to the officers and directors of the Company and the Committees of the Company’s Board of Directors is incorporated herein by reference to portions of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held May 12, 2009, under the headings “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance.”
The following lists the names and ages of all executive officers of the Company, all persons chosen to become executive officers, all positions and offices with the Company held by such persons, and the business experience during the past five years of such persons. All officers and directors were elected to their present positions for terms ending on May 12, 2009, and until their respective successors are elected and qualified.
MANAGEMENT
Directors and Executive Officers of the Registrant
The Directors and executive officers of Veramark are as follows:

Name	Age	Position

Andrew W. Moylan	69	Chairman of the Board

Seth J. Collins	42	Director

Charles A. Constantino	69	Director

John E. Gould	64	Director

Ralph A. Rodriguez	41	Director

Anthony C. Mazzullo	51	President and Chief Executive Officer

Ronald C. Lundy	57	Vice President of Finance and CFO
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
Seth J. Collins is a co-founder and President of Stone Mountain Capital, a capital fund that provides loans primarily for commercial real estate projects. Prior to that, from February 1998 to July 2005, Mr. Collins served as President and a board member of Manchester Technologies, a single source solutions provider specializing in display technology and custom networking. For 20 years, Mr. Collins has been involved with technology companies, including various aspects of corporate management, mergers and acquisitions, sales channel development, consulting, and business strategy. Mr. Collins holds a BS in Finance and Computer Science from Rensselaer Polytechnic Institute (RPI).

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
Ralph A. Rodriguez joined the Veramark Board of Directors in 2008. Mr. Rodriguez is an IT inventor and innovator, industry analyst and consultant, successful author and entrepreneur. He is currently an ASP Research Fellow with the Massachusetts Institute of Technology and a Senior Fellow with the Cambridge Institute of Applied Management. His previous positions include Senior Vice President of Technology Research and Practice Director for the Technology Markets Group at the Aberdeen Group, Chief Technology Officer of Brooks Automation’s Enterprise Software Division, and Executive Vice President and Chief Information Officer of Excelon Corporation. Mr. Rodriguez has also co-authored several books on technology and the law.
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
The Company has adopted a Code of Business Conduct and Ethics for all principal executive officers, directors, and employees of the Company. A copy of this code is incorporated by reference to portions of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held May 12, 2009. A copy of the Code of Business Conduct and Ethics is available, without charge, upon written request to the Company’s Vice President of Finance and Chief Financial Officer at the Company’s corporate offices.

Item 11 Executive Compensation
Information relating to executive compensation is incorporated by reference to portions of to the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held May 12, 2009, under the heading “Executive Compensation.”
Item 12 Security Ownership of Certain Beneficial Owners and Management
Information relating to the security holdings of more than five percent holders and directors and officers of the Company is incorporated herein by reference to portions of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held May 12, 2009, under the headings “Executive Compensation” and “Stock Options.”
Item 13 Certain Relationships and Related Transactions
Information related to certain relationships and related transactions of the Company are incorporated herein by reference to portions of the Company’s Proxy Statement, for the Annual Meeting of Shareholders to be held May 12, 2009, under the heading “Certain Relationships and Related Transactions.”

PART IV
Item 14 Principal Accounting Fees and Services
Information relating to accounting fees and services incurred by and provided to the Company are incorporated herein by reference to portions of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held May 12, 2009, under the heading “Audit Fees and Services.”
Item 15 Exhibits, Consolidated Financial Statement Schedule and Reports on Form 8-K
(a)	Financial Statements as set forth under Item 8 of this report on Form 10-K

(b)	Exhibits required to be filed by Item 601 of Regulation S-K

3.1		Restated Certificate of Incorporation (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-18 (File No. 2-96787) filed on March 22, 1985)

3.2		Bylaws (incorporated by reference to Exhibit 3 to the Company’s Registration Statement on Form S-8 filed on October 5, 1992)

10.1	*	2007 Management Bonus Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 8, 2007)

10.2
Letter Agreement dated as of March 29, 2007 by and between the Company and David G. Mazzella (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 3, 2007)

10.3
Letter Agreement dated as of July 30, 2007 by and between the Company and Martin LoBiondo (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 3, 2007)

10.4	*	Amended and Restated Board of Directors Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 26, 2007)

10.5
Consulting Agreement dated as of December 12, 2007 by and between the Company and David G. Mazzella (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 13, 2007)

10.6	*
Employment Agreement dated as of December 17, 2007 by and between the Company and Anthony C. Mazzullo (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 19, 2007)

10.7	*
Letter Agreement dated as of February 4, 2008 by and between the Company and Douglas F. Smith (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 4, 2008)

10.8	*
Restricted Stock Award Agreement dated as of January 1, 2008 by and between the Company and Anthony C. Mazzullo (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 25, 2008)

10.9	*	2008 Incentive Plan for Management and Key Employees (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 2, 2008)

10.10	*	2008 Employee Stock Purchase Plan (incorporated by reference to Exhibit F to the Company’s Proxy Statement for its 2008 Annual Meeting of Shareholders filed on April 29, 2008)

10.11	*	Description of non-employee director compensation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 18, 2008)

10.12	*
Amended Salary Continuation Agreement dated as of October 10, 2008 by and between the Company and Ronald C. Lundy (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 17, 2008)

10.13	*
Form of 2008 Employee Stock Purchase Plan Enrollment Agreement (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (File No. 333-155286) filed on November 12, 2008)

11.1		Calculation of earnings per share

14		Code of Business Conduct and Ethics (incorporated by reference to Exhibit E to the Company’s Proxy Statement for its 2008 Annual Meeting of Shareholders filed on April 29, 2008)

31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement
(c)	Schedules required to be filed by Regulation S-X
(99)	Valuation and Qualifying Accounts
All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERAMARK TECHNOLOGIES, INC., Registrant
/s/ Anthony C. Mazzullo
Anthony C. Mazzullo, President and CEO
Dated: March 25, 2009

/s/ Ronald C. Lundy
Ronald C. Lundy, Vice President of Finance and CFO
Dated: March 25, 2009
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

Signature	Capacity	Date

/s/ John E. Gould John E. Gould	Director	March 25, 2009

/s/ Seth J. Collins Seth J. Collins	Director	March 25, 2009

/s/ Ralph A. Rodriguez Ralph A. Rodriguez	Director	March 25, 2009

/s/ Charles A. Constantino Charles A. Constantino	Director	March 25, 2009

/s/ Andrew W. Moylan Andrew W. Moylan	Director	March 25, 2009

EXHIBIT INDEX

11.1	Calculation of earnings per share

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99	Valuation and Qualifying Accounts