Form 10-Q
period 2009-03-31
VERAMARK TECHNOLOGIES INC
filed 2009-05-13
CIK 747605

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Quarterly Report Under Section 13 or 15 (d)
of the Securities Exchange Act of 1934

For Quarter Ended March 31, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
The number of shares of Common Stock, $.10 par value, outstanding on March 31, 2009 was 9,814,729.

PART I — FINANCIAL INFORMATION
VERAMARK TECHNOLOGIES, INC.
CONDENSED BALANCE SHEETS

	(Unaudited)
	March 31,	December 31,
	2009	2008
ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$647,780	$1,014,669
Investments	971,858	982,331
Accounts receivable, trade (net of allowance for doubtful accounts of $17,000 and $30,000, respectively)	1,110,693	1,047,527
Inventories, net	28,285	35,055
Prepaid expenses and other current assets	460,493	244,511

Total Current Assets	3,219,109	3,324,093

PROPERTY AND EQUIPMENT

Cost	3,987,179	3,862,879
Less accumulated depreciation	(3,495,993)	(3,406,882)

Property and Equipment (Net)	491,186	455,997

OTHER ASSETS:

Software development costs (net of accumulated amortization of $3,649,988 and $3,332,886, respectively)	2,700,668	2,719,787
Pension assets	3,168,139	3,160,639
Deposits and other assets	905,761	905,761

Total Other Assets	6,774,568	6,786,187

TOTAL ASSETS	$10,484,863	$10,566,277

The accompanying notes are an integral part of these financial statements.

VERAMARK TECHNOLOGIES, INC.
CONDENSED BALANCE SHEETS

	(Unaudited)
	March 31,	December 31,
	2009	2008

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$378,222	$270,842
Accrued compensation and related taxes	516,806	466,150
Deferred revenue	3,709,973	3,746,488
Current portion of pension obligation	498,059	486,059
Other accrued liabilities	68,937	94,954

Total Current Liabilities	5,171,997	5,064,493

Pension obligation	4,866,178	5,000,010

Total Liabilities	10,038,175	10,064,503

STOCKHOLDERS’ EQUITY:
Common Stock, par value $.10; shares authorized, 40,000,000; shares issued and outstanding, 9,894,954 and 9,852,954	989,495	985,295
Additional paid-in capital	22,316,555	22,293,688
Accumulated deficit	(22,219,315)	(22,039,196)
Treasury stock (80,225 shares, at cost)	(385,757)	(385,757)
Accumulated other comprehensive income	(254,290)	(352,256)

Total Stockholders’ Equity	446,688	501,774

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,484,863	$10,566,277

The accompanying notes are an integral part of these financial statements.

VERAMARK TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
	2009	2008

NET SALES
Product sales	$468,269	$611,500
Service sales	2,054,410	2,060,146

Total Net Sales	2,522,679	2,671,646

COSTS AND OPERATING EXPENSES:
Cost of sales	644,219	714,963
Engineering and software development	294,516	297,858
Selling, general and administrative	1,773,627	1,871,673

Total Costs and Operating Expenses	2,712,362	2,884,494

LOSS FROM OPERATIONS	(189,683)	(212,848)

NET INTEREST INCOME	9,564	18,721

LOSS BEFORE INCOME TAXES	(180,119)	(194,127)

INCOME TAXES	—	—

NET LOSS	$(180,119)	$(194,127)

NET LOSS PER SHARE
Basic	$(0.02)	$(0.02)

Diluted	$(0.02)	$(0.02)

The accompanying notes are an integral part of these financial statements.

VERAMARK TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2009	2008
OPERATING ACTIVITIES:
Net Loss	$(180,119)	$(194,127)
Adjustments to reconcile net loss to net cash flows provided by operating activities
Depreciation and amortization	406,213	331,589
Bad debt expense	(14,000)	3,000
Share based compensation expense	27,067	21,500
Pension assets	(7,500)	(23,823)
Loss on disposal of fixed assets	0	14,571
Unrealized gain (loss) on sales of investments	(5,351)	41,060
Changes in assets and liabilities
Accounts receivable	(49,166)	187,615
Inventories	6,770	17,970
Prepaid expenses and other current assets	(215,982)	(5,324)
Deposits and other assets	0	15,000
Accounts payable	107,380	(58,854)
Accrued compensation and related taxes	50,656	(339,643)
Deferred revenue	(36,515)	122,340
Other accrued liabilities	(26,017)	(89,143)
Pension obligation	(18,515)	29,467

Net cash provided by operating activities	44,921	73,198

INVESTING ACTIVITIES:
Sale (purchase) of investments	10,473	(184,626)
Capitalized software development costs	(297,983)	(200,464)
Additions to property and equipment	(124,300)	(55,345)

Net cash flows used by investing activities	(411,810)	(440,435)

FINANCING ACTIVITY:
Exercise of stock options	0	25,905

Net cash flows provided by financing activities	0	25,905

NET DECREASE IN CASH AND CASH EQUIVALENTS	(366,889)	(341,332)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,014,669	713,342

CASH AND CASH EQUIVALENTS, END OF PERIOD	$647,780	$372,010

	2009	2008
SUPPLEMENTAL CASH FLOW INFORMATION
Cash Transactions:
Income taxes paid,net	$2,750	$4,425
Interest paid	$226	$1,401
The accompanying notes are an integral part of these financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(1) GENERAL
The accompanying unaudited financial statements include all adjustments of a normal and recurring nature which, in the opinion of Company’s management, are necessary to present fairly the Company’s financial position as of March 31, 2009, the results of its operations for the three months ended March 31, 2009 and 2008, and cash flows for the three months ended March 31, 2009 and 2008.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed financial statements should be read in conjunction with the financial statements and related notes contained in the Company’s Annual Report on Form 10-K to the Securities and Exchange Commission for the year ended December 31, 2008.
The results of operations and cash flows for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year’s operation.
(2) PROPERTY AND EQUIPMENT
The major classifications of property and equipment at March 31, 2009, and December 31, 2008 were:

	March 31,	December 31,
	2009	2008

Machinery and equipment	$128,390	$128,390
Computer hardware and software	1,245,275	1,224,343
Furniture and fixtures	1,227,717	1,124,349
Leasehold improvements	1,385,797	1,385,797

	$3,987,179	$3,862,879

For the quarter ended March 31, 2009, the Company recorded depreciation expense of $89,111. Depreciation expense for the quarter ended March 31, 2008 was $68,125.
(3) STOCK-BASED COMPENSATION
The Company’s share-based compensation consists of restricted stock and stock options, generally vesting over periods ranging from one to four years. For the quarter ended March 31, 2009, the company awarded restricted stock grants totaling 50,000 shares vesting over three years, and 16,500 of stock options vesting over four years. During the first quarter of 2008 the Company awarded 320,000 restricted shares. There were no grants of stock options in first quarter of 2008.

A summary of the status of the Company’s stock option plan as of March 31, 2009 is presented below:

		Weighted	Weighted
		Average	Average	Remaining
		Exercise	Grant-Date	Contractual	Intrinsic
	Shares	Price	Fair Value	Term (Yrs)	Value
Outstanding as of December 31, 2008	1,899,583	$1.28	$1.07	4.7	$344,300
Granted	16,500	$0.35			—
Exercised	—	—			—
Canceled	(113,415)	6.11			(122,584)

Outstanding as of March 31, 2009	1,802,668	$0.97	$0.87	4.8	$221,716

Options exercisable at March 31, 2009	1,655,168	$1.00	$0.90	4.4	$221,716

As of March 31, 2009, there was $49,278 of total unrecognized compensation cost related to non-vested stock options granted under the Plan and $212,289 of unrecognized compensation cost related to non-vested restricted stock grants. The compensation cost for stock options will be recognized over a weighted-average period of 1.5 years. The compensation costs of restricted stock will be recognized over a weighted-average period of 1.1 years.
(4) TOTAL COMPREHENSIVE INCOME (LOSS)
Total comprehensive income (loss) for the first quarter of 2009 and 2008 was as follows:

	Three Months Ended March 31,
	2009	2008

Net income (loss)	$(180,119)	$(194,127)
Reclassification to net periodic benefit cost	—	22,122
Unrealized change — pension	103,317	(36,247)
Unrealized change on investments	(5,351)	41,060

Total comprehensive loss	$(82,153)	$(167,192)

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

Calculations of Earnings (Loss) Per Share

	Three Months Ended March 31,
	2009	2008
Basic

Net loss	$(180,119)	$(194,127)

Weighted average common shares outstanding	9,784,729	9,346,912

Net loss per common share	$(0.02)	$(0.02)

Diluted

Net loss	$(180,119)	$(194,127)

Weighted average common shares outstanding	9,784,729	9,346,912

Additional dilutive effect of stock options and warrants after application of treasury stock method	—	—

Weighted average dilutive shares outstanding	9,784,729	9,346,912

Net loss per common share assuming full obligation	$(0.02)	$(0.02)

There were no dilutive effects of stock options in the first quarter of 2009 or 2008, as the effect would have been anti-dilutive due to the net losses incurred.
(6) INDEMNIFICATION OF CUSTOMERS
Our agreements with customers generally require us to indemnify the customer against claims that our software infringes third party patent, copyright, trademark or other proprietary rights. Such indemnification obligations are generally limited in a variety of industry-standard respects, including our right to replace an infringing product. As of March 31, 2009 we had not experienced any material losses related to these indemnification obligations and no material claims with respect thereto were outstanding. We do not expect significant claims related to these indemnification obligations, and consequently, we have not established any related reserves.
(7) BENEFIT PLANS
The Company sponsors an employee incentive savings plan under Section 401(k) for all eligible employees. The Company’s contributions to the plan are discretionary. During the first quarter of 2009 the Company contributed $23,868 to employee’s 401k accounts. There were no contributions to the plan for the three months ended March 31, 2008.

The Company also sponsors an unfunded Supplemental Executive Retirement Program (“SERP”), which is a non-qualified plan that provides certain key employees defined pension benefits. Periodic pension expense for the three months ended March 31, 2009 and 2008 consists of the following:

	Three Months Ended March 31,
	2009	2008

Current Service Cost	$—	$14,438
Amortization of Prior Service Cost	—	22,122
Interest Cost	(8,317)	82,688
Unrealized change	103,317	(36,247)

Pension Expense	$95,000	$83,001

The Company paid pension obligations of $113,515 for the three months ended March 31, 2009 and $53,533 for the three months ended March 31, 2008.
The discount rate used in determining the actuarial present value of the projected benefit obligation was 5.5% for the three months ended March 31, 2009 and 6% for the three months ended March 31, 2008.
The Company maintains life insurance covering certain key employees under its Supplemental Executive Retirement Program with the Company named as beneficiary. The Company intends to use the death benefits of these policies, as well as loans against the accumulating cash surrender value of the policies, to fund future pension obligations. The total death benefit associated with these policies is $10.2 million, with an associated accumulated cash surrender value of approximately $3,168,000 at March 31, 2009. The accumulated cash surrender values of these policies at December 31, 2008 was approximately $3,161,000.
The projected pension benefits paid or expected to be paid under this plan are as follows, assuming retirement at 65 and a life expectancy of 80 years for all participants:
Period Ending December 31, Unless Stated Otherwise,

Q2 – Q4 2009	372,544
2010	502,059
2011	471,925
2012	506,918
2013	522,159
2014 – 2018	2,607,898

The Company has a contractual obligation to maintain certain health benefits for two of its former executive officers. These benefits are accounted for as Post Retirement Healthcare Benefits, (“PRHB”). Periodic PRHB expensed and paid for the three months ended March 31, 2009 and 2008 consists of the following:

	Three Months Ended March 31,
	2009	2008

Current Service Cost	$2,005	$1,892
Interest Cost	1,407	1,521

PRHB Expense	$3,412	$3,413

The projected PRHB paid or expected to be paid are as follows:
Period Ending December 31, Unless Stated Otherwise,

Q2 – Q4 2009	10,237
2010	13,649
2011	13,649
2012	13,649
2013	13,649
2014 – 2018	36,745

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
Overview
Sales for the first quarter ended March 31, 2009 were $2,523,000, or 6% less than sales of $2,672,000 reported for the quarter ended March 31, 2008. Our net loss of $180,000, or $0.02 per share, compares with a net loss of $194,000, also representing $0.02 per share, for the first quarter of 2008.
Revenues and net income for the first quarter of 2009 do not reflect the significant progress that has been made in transforming Veramark from solely a provider of premise based software solutions to one offering a wide variety of telecommunications expense management (TEM) and Business Process Outsourcing (BPO) solutions. Orders for the first quarter of $3,391,000, increased 38% from orders of $2,454,000 received during the first quarter of 2008, and included a number of long term contracts to provide TEM and BPO services. As a result, the revenues associated with those orders are required to be recognized over the life of the contract, rather than recognized immediately upon installation, as would be the case with a direct sale of software.
Due to the increased orders for TEM and BPO solutions, our embedded backlog grew 13% from $6,401,000 at December 31, 2008 to $7,242,000 at March 31, 2009. Embedded backlog is a measure of the unrecognized revenues associated with orders received that will be recognized in future periods as contracted services are rendered.
Sales
Sales of premise based software products, which include the eCAS and VeraSMART product offerings declined 23% from the first quarter of 2008. We are seeing indications that this decline is a by- product of the general economic conditions we face today, conditions that have led many companies to reduce capital spending. Maintenance and service revenues associated with our premise based offerings however, increased slightly during the first quarter of 2009 as compared with 2008 results.
First quarter 2009 revenues generated from managed service, TEM and BPO contracts were 3% below the revenues generated for the same quarter of 2008 due to a single component of our contract with Sears Holding Corporation. Revenues derived from existing contracts are expected to increase for the balance of the year.

Cost of Sales
Gross margin (sales minus cost of sales) of $1,878,000 for the quarter ended March 31, 2009, representing 74% of sales, decreased $79,000 as compared with a gross margin of $1,957,000, or 73% of sales for the same quarter of 2008. The reduction in gross margin results from lower revenues recognized in the first quarter of 2009 as compared with the prior year, partially offset by reductions in direct product and overhead costs.
Operating Expenses
Engineering and software developments costs, net of capitalization, of $295,000 for the first three months of 2009 were nearly identical to the net engineering and software development costs of $298,000 incurred for the first three months of 2008. The chart below illustrates however, that despite only a small change in the net expense reported, significant resources were devoted to the development of new products and services during the first three months of 2009 as compared with the prior year, with costs before the effects of capitalization increasing 19% from 2008.

	Three Months Ended March 31,
	2009	2008

Gross expenditures for engineering and software development	$593,000	$498,000

Less: Software development costs capitalized	(298,000)	(200,000)

Net expenses for engineering and software development included in the Company’s statement of operations	$295,000	$298,000

Selling, general and administrative (SG&A) expenses of $1,774,000 for the first quarter of 2009 decreased $98,000, or 5%, from SG&A expenses of $1,872,000 for the first quarter of 2008. The reduction in expenses reflects restructuring efforts undertaken during 2008 that produced increased efficiencies and lower expense levels for marketing, sales, and customer support and service costs.
Liquidity and Capital Resources
The value of cash and short term investments at March 31, 2009 totaled $1,620,000, a decrease from the balance of $1,997,000 at December 31, 2008. The decline in cash position (cash plus the value of short-term investments) is largely attributable to an increase in prepaid expenses and capital spending explained more fully below.
Accounts receivable at March 31, 2009 of $1,111,000 increased 6% from the December 31, 2008 balance of $1,048,000. Despite the increase in accounts receivable, the reserve for bad debts was reduced from $30,000 at December 31, 2008 to $17,000 at March 31, 2009 based on a more favorable aging of individual accounts. There were no write-offs of significance during the first quarter.
Prepaid expenses of $460,000 at March 31, 2009 increased 88% or $215,000 from the December 31, 2008 balance of $245,000. The change includes an increase in prepaid commissions based on the level of first quarter orders, advance payments for conferences and speaking engagements to occur during the second and third quarters of 2009, and prepayments to a third party contractor for services to be provided in the second quarter.

Capital equipment additions totaled $124,000 for the quarter ended March 31, 2009, the majority of which involved upgrades to the company’s telecommunications infrastructure. Capital spending for the second quarter is expected to approximate the first quarter level and then decline over the second half of the year. Capital spending for the first three months of 2008 was $55,000.
Software development costs capitalized and included on our balance sheet at March 31, 2009 are $2,701,000, a decrease of $19,000 from the December 31, 2008 balance of $2,720,000. During the first quarter, $298,000 of software development costs were capitalized, up from $200,000 capitalized during the first quarter of 2008. Amortization of prior capitalized costs totaled $317,000 for the quarter, a 20% increase over amortization charges of $264,000 for the same quarter of 2008.
Total current liabilities at March 31, 2009 of $5,172,000 increased 2% from current liabilities of $5,064,000 at the end of 2008. This includes a $107,000 increase in accounts payable directly attributable to the capital equipment additions discussed above. Deferred revenues declined slightly from $3,746,000 at December 31, 2008 to $3,710,000 at March 31, 2009. Deferred revenues, which constitute a portion of the embedded backlog referred to in the overview section of this report consist largely of the unused portions of customer maintenance agreements and will be recognized as revenues over subsequent quarters.
Pension obligations of $4,866,000 at March 31, 2009 decreased from $5,000,010 at December 31, 2008. The recovery of 100% of past and projected future pension obligations is designed through a program of Company-owned life insurance policies, the associated death benefits and cash surrender values of which will provide funding of the total obligation.
Stockholders equity at March 31, 2009 totals $447,000, down from $502,000 at December 31, 2008 and includes the first quarter operating loss.
Given the Company’s current cash position, ready access to short term investments and credit lines combined with the absence of debt, it is the opinion of management that sufficient resources exist to fund current operations and strategic initiatives for the next twelve months and beyond.

Accounting Pronouncements
1)
In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 141(R), “Business Combinations”. SFAS 141(R) establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. As such, the Company is adopted these provisions at the beginning of the fiscal year ending December 31, 2009. Adoption of SFAS 141(R) did not have a material effect on the Company’s financial statements.

2)
In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”. SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. As such, the Company adopted these provisions at the beginning of the fiscal year ending December 31, 2009. Adoption of SFAS 160 did not have a material effect on the Company’s financial statements.

3)
In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133”. SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged. As such, the Company adopted these provisions at the beginning of the fiscal year ended December 31, 2009. Adoption of SFAS 161 did not have a material effect on the Company’s financial statements.

4)
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

5)
In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 163, “Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60” (“SFAS 163”). SFAS 163 interprets Statement 60 and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of that Statement. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. As such, the Company adopted these provisions at the beginning of the fiscal year ended December 31, 2009. Adoption of SFAS 163 did not have a material effect on the Company’s financial statements.

6)
In June 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (FSP) EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities”. FSP EITF 03-6-1 clarifies that share-based payment awards that entitle their holders to receive nonforfeitable dividends or dividend equivalents before vesting should be considered participating securities. We have granted and expect to continue to grant restricted stock that contain non-forfeitable rights to dividends and will be considered participating securities upon adoption of FSP EITF 03-6-1. As participating securities, we will be required to include these instruments in the calculation of our basic earnings per share (“EPS”), and we will need to calculate basic EPS using the “two-class method.” Restricted stock is currently included in our dilutive EPS calculation using the treasury stock method. The two-class method of computing EPS is an earnings allocation formula that determines EPS for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. As such, the Company adopted these provisions at the beginning of the fiscal year ended December 31, 2009. Adoption of FSP EITF 03-6-1 did not have a material effect on the Company’s financial statements.

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
New Products and Services
Veramark is in the process of transforming it’s business model from a company providing largely premise based software products and services to one offering hosted solutions providing a wide variety of TEM processes, such as wireless management, invoice processing, and reporting — as managed services under multi year arrangements. The effect of this transformation will be a reduction in the amount of revenues recognized initially on any given contract than would be realized from a one- time sale of software, but higher embedded future revenues over the life of the contract. Since major components of our cost structure including personnel and facility costs are relatively fixed based on anticipated revenues, period to period comparisons of our operating results should not be relied upon as an indicator of future performance.

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

PART II — OTHER INFORMATION
Item 5: Other Information
None
Item 6: Exhibits
(a)	Financial Statements as set forth under Item 1 of this report on Form 10-Q

(b)	Exhibits required to be filed by Item 601 of Regulation S-K

3.1		Restated Certificate of Incorporation (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-18 (File No. 2-96787) filed on March 22, 1985)

3.2		Bylaws (incorporated by reference to Exhibit 3 to the Company’s Registration Statement on Form S-8 filed on October 5, 1992)

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
none
All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
VERAMARK TECHNOLOGIES, INC.
REGISTRANT
Date: May 13, 2009

/s/ Anthony C. Mazzullo Anthony C. Mazzullo
President and CEO
Date: May 13, 2009

/s/ Ronald C. Lundy Ronald C. Lundy
Vice President of Finance and CFO

EXHIBIT INDEX

Exhibit No.		Description

3.1		Restated Certificate of Incorporation (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-18 (File No. 2-96787) filed on March 22, 1985)

3.2		Bylaws (incorporated by reference to Exhibit 3 to the Company’s Registration Statement on Form S-8 filed on October 5, 1992)

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