Form 10-Q
period 2009-06-30
VERAMARK TECHNOLOGIES INC
filed 2009-08-13
CIK 747605

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Quarterly Report Under Section 13 or 15 (d)
of the Securities Exchange Act of 1934
For Quarter Ended June 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
The number of shares of Common Stock, $.10 par value, outstanding on June 30, 2009 was 9,913,731.

PART I — FINANCIAL INFORMATION
VERAMARK TECHNOLOGIES, INC.
CONDENSED BALANCE SHEETS

	(Unaudited)
	June 30,	December 31,
	2009	2008
ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$734,300	$1,014,669
Investments	643,657	982,331
Accounts receivable, trade (net of allowance for doubtful accounts of $19,000 and $30,000, respectively)	873,835	1,047,527
Inventories, net	26,588	35,055
Prepaid expenses and other current assets	377,419	244,511

Total Current Assets	2,655,799	3,324,093

PROPERTY AND EQUIPMENT

Cost	3,567,717	3,862,879
Less accumulated depreciation	(3,150,537)	(3,406,882)

Property and Equipment (Net)	417,180	455,997

OTHER ASSETS:

Software development costs (net of accumulated amortization of $2,695,863 and $3,332,886, respectively)	2,756,118	2,719,787
Pension assets	2,861,479	3,160,639
Deposits and other assets	995,766	905,761

Total Other Assets	6,613,363	6,786,187

TOTAL ASSETS	$9,686,342	$10,566,277

The accompanying notes are an integral part of these financial statements.

VERAMARK TECHNOLOGIES, INC.
CONDENSED BALANCE SHEETS

	(Unaudited)
	June 30,	December 31,
	2009	2008

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$278,423	$270,842
Accrued compensation and related taxes	558,659	466,150
Deferred revenue	3,425,197	3,746,488
Current portion of pension obligation	502,059	486,059
Other accrued liabilities	86,857	94,954

Total Current Liabilities	4,851,195	5,064,493

Pension obligation	4,795,664	5,000,010

Total Liabilities	9,646,859	10,064,503

STOCKHOLDERS’ EQUITY:
Common Stock, par value $.10; shares authorized, 40,000,000; shares issued and outstanding, 9,993,956 and 9,852,954	999,396	985,295
Additional paid-in capital	22,355,801	22,293,688
Accumulated deficit	(22,761,247)	(22,039,196)
Treasury stock (80,225 shares, at cost)	(385,757)	(385,757)
Accumulated other comprehensive income	(168,710)	(352,256)

Total Stockholders’ Equity	39,483	501,774

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,686,342	$10,566,277

The accompanying notes are an integral part of these financial statements.

VERAMARK TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

NET SALES
Product sales	$382,259	$542,661	$850,528	$1,154,161
Service sales	2,097,131	1,995,622	4,151,541	4,055,768

Total Net Sales	2,479,390	2,538,283	5,002,069	5,209,929

COSTS AND OPERATING EXPENSES:
Cost of sales	677,651	707,944	1,321,870	1,422,907
Engineering and software development	278,648	334,243	573,164	632,101
Selling, general and administrative	2,049,105	1,771,230	3,822,732	3,642,903

Total Costs and Operating Expenses	3,005,404	2,813,417	5,717,766	5,697,911

LOSS FROM OPERATIONS	(526,014)	(275,134)	(715,697)	(487,982)

NET INTEREST INCOME (LOSS)	(15,918)	15,425	(6,354)	34,146

LOSS BEFORE INCOME TAXES	(541,932)	(259,709)	(722,051)	(453,836)

INCOME TAXES	—	—	—	—

NET LOSS	$(541,932)	$(259,709)	$(722,051)	$(453,836)

NET LOSS PER SHARE
Basic	$(0.05)	$(0.03)	$(0.07)	$(0.05)

Diluted	$(0.05)	$(0.03)	$(0.07)	$(0.05)

The accompanying notes are an integral part of these financial statements.

VERAMARK TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2009	2008
OPERATING ACTIVITIES:
Net Loss	$(722,051)	$(453,836)
Adjustments to reconcile net loss to net cash flows provided by operating activities
Depreciation and amortization	773,896	690,427
Bad debt expense (recovery)	(11,339)	3,332
Share based compensation expense	61,933	47,116
Pension assets	(10,840)	(70,985)
Loss on disposal of fixed assets	20	14,571
Unrealized gain (loss) on sale of investments	229	7,068

Changes in assets and liabilities
Accounts receivable	185,031	339,561
Inventories	8,467	(3,229)
Prepaid expenses and other current assets	(132,908)	(48,498)
Deposits and other assets	(90,005)	(75,005)
Accounts payable	7,581	63,725
Accrued compensation and related taxes	92,509	(210,543)
Deferred revenue	(321,291)	117,643
Other accrued liabilities	(8,097)	(75,731)
Pension obligation	(5,029)	(51,219)

Net cash flows provided by operating activities	(171,894)	294,397

INVESTING ACTIVITIES:
Sale (purchase) of investments	338,674	121,917
Capitalized software development costs	(636,833)	(412,824)
Additions to property and equipment	(134,597)	(130,048)

Net cash flows used by investing activities	(432,756)	(420,955)

FINANCING ACTIVITY:
Transfer of Cash Surrender Values	310,000	—
Exercise of stock options	—	57,150
Proceeds from employee stock purchase plan	14,281	11,743

Net cash flows provided by financing activities	324,281	68,893

NET DECREASE IN CASH AND CASH EQUIVALENTS	(280,369)	(57,665)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,014,669	713,342

CASH AND CASH EQUIVALENTS, END OF PERIOD	$734,300	$655,677

SUPPLEMENTAL CASH FLOW INFORMATION
Cash Transactions:
Income taxes paid, net	$4,350	$7,725
Interest paid	$(202)	$874
The accompanying notes are an integral part of these financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(1)	GENERAL
The accompanying unaudited financial statements include all adjustments of a normal and recurring nature which, in the opinion of Company’s management, are necessary to present fairly the Company’s financial position as of June 30, 2009, the results of its operations for the three and six months ended June 30, 2009 and 2008, and cash flows for the six months ended June 30, 2009 and 2008.
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
The results of operations and cash flows for the three and six months ended June 30, 2009 are not necessarily indicative of the results to be expected for the full year’s operation.
(2)	PROPERTY AND EQUIPMENT
The major classifications of property and equipment at June 30, 2009, and December 31, 2008 were:

	June 30,	December 31,
	2009	2008

Machinery and equipment	$128,390	$128,390
Computer hardware and software	1,200,397	1,224,343
Furniture and fixtures	853,133	1,124,349
Leasehold improvements	1,385,797	1,385,797

	$3,567,717	$3,862,879

For the six months ended June 30, 2009, the Company recorded depreciation expense of $173,393. Depreciation expense for the six months ended June 30, 2008 was $140,682.
(3)	STOCK-BASED COMPENSATION
The Company’s share-based compensation consists of restricted stock and stock options, generally vesting over periods ranging from one to four years. For the six months ended June 30, 2009, the Company awarded restricted stock grants totaling 99,000 shares vesting over three years, and 35,500 of stock options vesting over four years. During the first six months of 2008 the Company awarded 320,000 restricted shares, and 134,500 stock options.

A summary of the status of the Company’s stock option plan as of June 30, 2009 is presented below:

		Weighted	Weighted
		Average	Average	Remaining
		Exercise	Grant-Date	Contractual	Intrinsic
	Shares	Price	Fair Value	Term (Yrs)	Value
Outstanding as of December 31, 2008	1,899,583	$1.28	$1.07	4.7	$344,300
Granted	35,500	$0.39			—
Exercised	—	—			—
Canceled	(122,915)	5.73			(124,084)

Outstanding as of June 30, 2009	1,812,168	$0.96	$0.86	4.6	$220,216

Options exercisable at June 30, 2009	1,687,918	$0.99	$0.89	4.3	$220,216

As of June 30, 2009, there was $42,842 of total unrecognized compensation cost related to non-vested stock options granted under the Plan and $211,373 of unrecognized compensation cost related to non-vested restricted stock grants. The compensation cost for stock options will be recognized over a weighted-average period of 1.4 years. The compensation costs of restricted stock will be recognized over a weighted-average period of 1.1 years.
(4)	TOTAL COMPREHENSIVE INCOME (LOSS)
Total comprehensive income (loss) for the three and six months ended June 30, 2009 and 2008 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Net loss	$(541,932)	$(259,709)	$(722,051)	$(453,836)
Reclassification to net periodic benefit cost	—	22,123	—	44,245
Unrealized change — pension	80,000	(36,247)	183,317	(72,494)
Unrealized change on investments	5,580	(33,992)	229	7,068

Total comprehensive loss	$(456,352)	$(307,825)	$(538,505)	$(475,017)

(5)	NET INCOME (LOSS) PER SHARE (EPS)
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

Calculations of Earnings (Loss) Per Share

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Basic

Net Loss	$(541,932)	$(259,709)	$(722,051)	$(453,836)

Weighted average common shares outstanding	9,869,026	9,504,989	9,826,878	9,425,951

Net loss per common share	$(0.05)	$(0.03)	$(0.07)	$(0.05)

Diluted

Net loss	$(541,932)	$(259,709)	$(722,051)	$(453,836)

Weighted average common shares outstanding	9,869,026	9,504,989	9,826,878	9,425,951
Additional dilutive effect of stock options and warrants after application of treasury stock method	—	—	—	—

Weighted average dilutive shares outstanding	9,869,026	9,504,989	9,826,878	9,425,951

Net loss per common share assuming full obligation	$(0.05)	$(0.03)	$(0.07)	$(0.05)

There were no dilutive effects of stock options in the first and second quarters of 2009 or 2008, as the effect would have been anti-dilutive.
(6)	INDEMNIFICATION OF CUSTOMERS
Our agreements with customers generally require us to indemnify the customer against claims that our software infringes third party patent, copyright, trademark or other proprietary rights. Such indemnification obligations are generally limited in a variety of industry-standard respects, including our right to replace an infringing product. As of June 30, 2009 we had not experienced any material losses related to these indemnification obligations and no material claims with respect thereto were outstanding. We do not expect significant claims related to these indemnification obligations, and consequently, we have not established any related reserves.
(7)	BENEFIT PLANS
The Company sponsors an employee incentive savings plan under Section 401(k) for all eligible employees. The Company’s contributions to the plan are discretionary. During the first quarter of 2009 the Company contributed $23,868 to employee’s 401k accounts. There were no contributions to the plan during the first six months of 2008.

The Company also sponsors an unfunded Supplemental Executive Retirement Program (“SERP”), which is a non-qualified plan that provides certain key employees defined pension benefits. Periodic pension expense for the three and six months ended June 30, 2009 and 2008 consists of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Current Service Cost	—	$10,270	—	$24,708
Amortization of Prior Service Cost	—	22,123	—	44,245
Interest Cost	55,000	82,688	46,683	165,376
Unrealized change	80,000	(36,247)	183,317	(72,494)

Pension Expense	$135,000	$78,834	$230,000	$161,835

The Company paid pension obligations of $235,030 for the six months ended June 30, 2009 and $114,055 for the six months ended June 30, 2008.
The discount rate used in determining the actuarial present value of the projected benefit obligation was 6.0% for the six month periods ended June 30, 2009 and 2008.
The Company maintains life insurance covering certain key employees under its Supplemental Executive Retirement Program with the Company named as beneficiary. The Company intends to use the death benefits of these policies, as well as loans against the accumulating cash surrender value of the policies, to fund future pension obligations. The total death benefit associated with these policies is $10.2 million, with an associated accumulated cash surrender value of approximately $2,861,000 at June 30, 2009. The accumulated cash surrender values of these policies at December 31, 2008 was approximately $3,161,000.
The projected pension benefits paid or expected to be paid under this plan are as follows, assuming retirement at 65 and a life expectancy of 80 years for all participants:
Period Ending December 31, Unless Stated Otherwise,

Q3 - Q4 2009	251,030
2010	502,059
2011	471,925
2012	506,918
2013	522,159
2014 - 2018	2,607,898

The Company has a contractual obligation to maintain certain health benefits for two of its former chief executive officers. These benefits are accounted for as Post Retirement Healthcare Benefits, (“PRHB”). Periodic PRHB expensed and paid for the three and six months ended June 30, 2009 and 2008 consists of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Current Service Cost	$2,005	$1,892	$4,010	$3,784
Interest Cost	1,407	1,521	2,814	3,042

PRHB Expense	$3,412	$3,413	$6,824	$6,826

The projected PRHB paid or expected to be paid are as follows:
Period Ending December 31, Unless Stated Otherwise,

Q3 - Q4 2009	6,825
2010	13,649
2011	13,649
2012	13,649
2013	13,649
2014 - 2018	36,745
(8)	SUBSEQUENT EVENTS
Subsequent events were evaluated through August 12, 2009, the date the financial statements were issued.

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Overview
Sales for the three months ended June 30, 2009 of $2,479,000, decreased 2% from sales of $2,538,000 for the same three months of 2008. For the six months ended June 30, 2009 sales of $5,002,000 decreased 4% from sales of $5,210,000 recognized for the six months ended June 30, 2008. The net operating loss of $542,000, for the three months ended June 30, 2009 and $722,000 for the six months ended June 30, 2009 compare with net operating losses of $260,000 and $454,000 for the same three and six month periods of 2008. The loss per share for the first six month of 2009 of $0.07 per share compares with a loss per share of $0.05 per share for the first two quarters of 2008. The higher operating loss incurred for the second quarter of 2009 results from a decrease in revenues from the sale of premise based software products and services, coupled with an increase in selling expenses associated with upgrading the capabilities of our direct sales force.
Orders for the first six months of 2009 increased $9,000 from the same six month period of 2008, including a nearly 200% increase for Telecom Expense Management (TEM) and Business Process Outsourcing (BPO) services. The increase in orders for TEM and BPO services offset a decline in demand for premise based software and related services, a segment of the market that is more sensitive to current economic conditions. The demand for TEM and BPO services support our stated longer term strategy of transitioning from a provider of solely premise based software products and services, to an organization offering a wide array of TEM and BPO solutions under multi-year agreements. As a result of recognizing revenues over the life of the agreement, short term revenues recognized from TEM and BPO sales will be lower than those derived from a one-time direct sale of software. However, long term recurring revenues and cash flows are expected to be more sustainable and predictable. Embedded revenues at June 30, 2009 total approximately $7.1 million, an increase of 11% from embedded revenues of approximately $6.4 million at December 31, 2008. Embedded revenues consist of the unrecognized future revenues of maintenance and managed service contracts, for services yet to be performed.
Sales
Revenues generated from managed services contracts for TEM and BPO services increased 41% for the quarter ended June 30, 2009 over the same quarter of 2008, and 17% for the six months ended June 30, 2009, as compared with the first six months of 2008. Revenues of premise based software and services decreased 11% and 9% respectively, for the three and six months ended June 30, 2009 as compared to the same three and six month periods of 2008. The lower revenues reflect a decrease in orders received from Avaya and its master distribution channel for call accounting solutions, as well as a decline in direct sales of larger enterprise level expense management products and services.

Cost of Sales and Gross Margin
Gross margin (sales less cost of sales) for the quarter ended June 30, 2009 of $1,802,000 compares with gross margin of $1,830,000 for the same quarter of 2008. For the six months of ended June 30, 2009 gross margin of $3,680,000, compares with $3,787,000, for the first six months of 2008. The decrease in gross margins result from the slightly lower sales volumes achieved for the first two quarters of 2009 as compared with the prior year. Gross margins as a percentage of revenues, however, improved to 74% of revenues for the six months ended June 30, 2009, from 73% of revenues for the first six months of 2008.
Operating Expenses
As a result of increased capitalization of development costs, reported net engineering and software development costs for the three and six months ended June 30, 2009 decreased 16% and 9% respectively, as compared with the same three and six months periods ended June 30, 2008. As depicted in the chart below, gross expenses for engineering and software development before the effects of capitalization, increased 13% for the three months ended June 30, 2009 and 16% for the six months ended June 30, 2009 as compared with prior year results.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Gross expenditures for engineering & software development	$618,000	$547,000	$1,210,000	$1,045,000
Less: Software development costs capitalized	(339,000)	(213,000)	(637,000)	(413,000)

Net expense for engineering and software	$279,000	$334,000	$573,000	$632,000

Development efforts undertaken in 2009 led to the second quarter release of VeraSMART Performance Advisor, a business intelligence solution for analyzing communication network expenses and generating actionable information that help reduce costs and improve productivity. Performance Advisor allows businesses to analyze expenses organizationally, department, location, vendor, service type and inventory type, or by business unit such as IT, finance, or procurement utilizing easy-to-comprehend dashboards, charts and graphs.
Selling, general and administrative (SG&A) expenses of $2,049,000 for the quarter ended June 30, 2009 increased $278,000 or 16% from expenses of $1,771,000 for the second quarter of 2008. For the six months ended June 30, 2009, SG&A expense of $3,823,000 increased 5% from expenses of $3,643,000 for the first six months of 2008. The increased expense level for 2009 reflects investments strengthening our direct sales efforts in the TEM/BPO market.
Liquidity and Capital Resources
The total cash position (cash on hand plus the value of short- term investments) of $1,378,000 at June 30, 2009 decreased from $1,620,000 at March 31, 2009 and $1,997,000 at December 31, 2008. The reduction in cash position stems primarily from the increase in operating expenses incurred for the first half of 2009 as compared with the same period of 2008. During the second quarter, $300,000 of cash surrender values were utilized to cover pension obligations.

Accounts receivable of $874,000 at June 30, 2009 decreased 17% from the accounts receivable balance of $1,048,000 at December 31, 2009. Due to the lower accounts receivable balance, the reserve for bad debts has been reduced from $30,000 at December 31, 2008 to $19,000 at June 30, 2009.
Prepaid expenses at June 30, 2009 of $377,000 decreased $83,000, or 18% from $460,000 at March 31, 2009. At December 31, 2008 prepaid expenses totaled $245,000. Prepaid expenses, which include the unutilized portions of business insurances, maintenance and service agreements, are anticipated to decline throughout the last two quarters of the year.
Capital expenditures for the first two quarters of 2009 totaled $135,000, which compares with capital expenditures of $130,000 for the first half of 2008. We do not anticipate any significant increase in the level of capital expenditures throughout the second half of the year. During the second quarter of 2009 we retired $430,000 of fully depreciated capital assets no longer in service, primarily unused office furniture and fixtures.
Software development costs capitalized and included in the Company’s balance sheet at June 30, 2009 of $2,756,000 increased 1% from the December 31, 2008 balance of $2,720,000. During the first six months of 2009, we capitalized $637,000 of software developments costs versus $413,000 of development costs capitalized during the first six months of 2008. Amortization charges of $601,000 for the first six months of 2009 compare with $550,000 of amortization expensed during the first six months of 2008.
Pension assets, consisting of the cash surrender values available under company owned life insurance policies, decreased $300,000 from the December 31, 2008 balance of $3,161,000 to $2,861,000 at June 30, 2009, reflecting the transfer of funds to general operating accounts to fund pension obligations, as designed.
Total current liabilities total $4,851,195 at June 30, 2009 decreased 4%, or $213,000, from total current liabilities of $5,064,000 at December 31, 2008. The largest component of current liabilities is deferred revenues, which constitute a portion of the Company’s embedded future revenues. Deferred revenues, which total $3,425,000 at June 30, 2009, include the value of maintenance, training, installation and other contracted services for which the customer has been billed, but the service has not yet been performed. The vast majority of theses services will be completed during the next twelve months and recorded as revenues at that time.
Future long-term pension obligations of $4,796,000 at June 30, 2009 decreased 4% from the December 31, 2008 balance of $5,000,000. Future pension obligation will be funded via a series of company-owned life insurance policies utilizing the associated death benefits and cash surrender values.
Stockholders equity of $39,000 at June 30, 2009 compares with stockholders equity of $502,000 at December 31, 2008. The reduction in equity includes the net operating loss for the first six months of 2009. Through the first six months of 2009, employees have purchased 42,002 shares of Veramark common stock via the employee stock purchase plan.
Given our current cash position, projected future cash flows, the absence of debt, access to credit lines and the availability of cash surrender values to augment cash flows when necessary, it is management’s opinion that sufficient resources are in place to support the Company’s operational and strategic objectives for the next twelve months.

Accounting Pronouncements
1)	In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 141(R), “Business Combinations”. SFAS 141(R) establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. As such, the Company adopted these provisions at the beginning of the fiscal year ending December 31, 2009. Adoption of SFAS 141(R) did not have a material effect on the Company’s financial statements.
2)	In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”. SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. As such, the Company adopted these provisions at the beginning of the fiscal year ending December 31, 2009. Adoption of SFAS 160 did not have a material effect on the Company’s financial statements.
3)	In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133”. SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged. As such, the Company adopted these provisions at the beginning of the fiscal year ended December 31, 2009. Adoption of SFAS 161 did not have a material effect on the Company’s financial statements.
4)	In May 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“SFAS”) No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company is currently evaluating the impact of SFAS 162 on its financial statements, but does not expect it to have a material effect.
5)	In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 163, “Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60” (“SFAS 163”). SFAS 163 interprets Statement 60 and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of that Statement. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. As such, the Company adopted these provisions at the beginning of the fiscal year ended December 31, 2009. Adoption of SFAS 163 did not have a material effect on the Company’s financial statements.

6)	In June 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (FSP) EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities”. FSP EITF 03-6-1 clarifies that share-based payment awards that entitle their holders to receive nonforfeitable dividends or dividend equivalents before vesting should be considered participating securities. We have granted and expect to continue to grant restricted stock that contain non-forfeitable rights to dividends and will be considered participating securities upon adoption of FSP EITF 03-6-1. As participating securities, we will be required to include these instruments in the calculation of our basic earnings per share (“EPS”), and we will need to calculate basic EPS using the “two-class method.” Restricted stock is currently included in our dilutive EPS calculation using the treasury stock method. The two-class method of computing EPS is an earnings allocation formula that determines EPS for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. As such, the Company adopted these provisions at the beginning of the fiscal year ended December 31, 2009. Adoption of FSP EITF 03-6-1 did not have a material effect on the Company’s financial statements.
7)	In December 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (FSP) SFAS 132(R)-1, “Employer’s Disclosures about Postretirement Benefit Plan Assets,” (“FSP SFAS 132(R)-1”). FSP SFAS 132(R)-1 requires additional disclosures about assets held in an employer’s defined benefit pension or other postretirement plan. FSP SFAS 132(R)-1 is effective for fiscal years ending after December 15 2009. As such, the Company adopted these provisions at the beginning of the fiscal year ended December 31, 2009. Adoption of FSP SFAS 132(R)-1 did not have a material effect on the Company’s financial statements.
8)	In May 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes principles and requirements for the reporting of events or transactions that occur after the balance sheet date, but before financial statements are issued or are available to be issued. SFAS 165 is effective for financial statements issued for fiscal years and interim periods ending after June 15, 2009. As such, the Company adopted these provisions at the beginning of the interim period ended June 30, 2009. Adoption of SFAS 165 did not have a material effect on the Company’s financial statements.
9)	In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 168, “ The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 replaces Statement 162 and to establish the FASB Accounting Standards CodificationTM (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. SFAS 168 is effective for financial statements issued for fiscal years and interim periods ending after September 15, 2009. As such, the Company is required to adopt these provisions at the beginning of the interim period ending September 30, 2009. The Company does not expect adoption of SFAS 168 to have a material effect its financial statements.

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
New Products and Services
Veramark is in the process of transforming its business model from a company selling largely premise based software products and services, to one offering hosted solutions providing a wide variety of TEM/BPO processes, such as wireless management, invoice processing and payment, and expanded reporting capabilities. These services are generally provided under multi-year arrangements, and revenues are generally recognized over the life of the arrangements. Consequently, such sales are expected to result in less revenue being recognized at the beginning of a multi-year arrangement than would be recognized with a one-time sale of software.

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
Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of the end of such period, are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There have been no significant changes in the Company’s internal controls over financial reporting, that occurred during the period covered by this report, that have materially affected, or are reasonably likely to materially affect the Company’s internal controls over financial reporting.
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
This Quarterly Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in the Quarterly Report.

PART II — OTHER INFORMATION

Item 5	Other Information
None

Item 6	Exhibits
(a)	Financial Statements as set forth under Item 1 of this report on Form 10-Q
(b)	Exhibits required to be filed by Item 601 of Regulation S-K

3.1		Restated Certificate of Incorporation (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-18 (File No. 2-96787) filed on March 22, 1985)

3.2		Bylaws (incorporated by reference to Exhibit 3 to the Company’s Registration Statement on Form S-8 filed on October 5, 1992)

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
VERAMARK TECHNOLOGIES, INC.
REGISTRANT

Date: August 12, 2009

/s/ Anthony C. Mazzullo Anthony C. Mazzullo President and CEO

Date: August 12, 2009

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