Form 10-Q
period 2009-09-30
VERAMARK TECHNOLOGIES INC
filed 2009-11-12
CIK 747605

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

☑	Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934
or

☐	Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For Quarter Ended September 30, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☑ NO ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
The number of shares of Common Stock, $.10 par value, outstanding on September 30, 2009 was 9,913,731.

PART I — FINANCIAL INFORMATION
VERAMARK TECHNOLOGIES, INC.
CONDENSED BALANCE SHEETS

	(Unaudited)
	September 30,	December 31,
	2009	2008
ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$612,231	$1,014,669
Short-term Investments	445,154	982,331
Accounts receivable, trade (net of allowance for doubtful accounts of $21,000 and $30,000, respectively)	1,148,064	1,047,527
Inventories, net	25,231	35,055
Prepaid expenses and other current assets	438,321	244,511

Total Current Assets	2,669,001	3,324,093

PROPERTY AND EQUIPMENT

Cost	3,535,043	3,862,879
Less accumulated depreciation	(3,176,612)	(3,406,882)

Property and Equipment (Net)	358,431	455,997

OTHER ASSETS:

Software development costs (net of accumulated amortization of $2,958,639 and $3,332,886, respectively)	2,896,932	2,719,787
Pension assets	2,875,354	3,160,639
Deposits and other assets	995,766	905,761

Total Other Assets	6,768,052	6,786,187

TOTAL ASSETS	$9,795,484	$10,566,277

The accompanying notes are an integral part of these financial statements.

VERAMARK TECHNOLOGIES, INC.
CONDENSED BALANCE SHEETS

	(Unaudited)
	September 30,	December 31,
	2009	2008

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$468,016	$270,842
Accrued compensation and related taxes	553,686	466,150
Deferred revenue	3,615,028	3,746,488
Current portion of pension obligation	502,059	486,059
Other accrued liabilities	86,676	94,954

Total Current Liabilities	5,225,465	5,064,493

Pension obligation	4,800,149	5,000,010

Total Liabilities	10,025,614	10,064,503

STOCKHOLDERS’ (DEFICIT) EQUITY:
Common Stock, par value $.10; shares authorized, 40,000,000; shares issued and outstanding, 9,993,956 and 9,852,954	999,396	985,295
Additional paid-in capital	22,363,118	22,293,688
Accumulated deficit	(23,111,572)	(22,039,196)
Treasury stock (80,225 shares, at cost)	(385,757)	(385,757)
Accumulated other comprehensive income	(95,315)	(352,256)

Total Stockholders’ (Deficit) Equity	(230,130)	501,774

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,795,484	$10,566,277

The accompanying notes are an integral part of these financial statements.

VERAMARK TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

NET SALES
Product sales	$382,445	$777,691	$1,232,973	$1,931,852
Service sales	2,128,070	1,946,605	6,279,611	6,002,373

Total Net Sales	2,510,515	2,724,296	7,512,584	7,934,225

COSTS AND OPERATING EXPENSES:
Cost of sales	720,212	721,239	2,042,082	2,144,146
Engineering and software development	220,571	385,836	793,735	1,017,937
Selling, general and administrative	1,936,556	1,682,512	5,759,288	5,325,415

Total Costs and Operating Expenses	2,877,339	2,789,587	8,595,105	8,487,498

LOSS FROM OPERATIONS	(366,824)	(65,291)	(1,082,521)	(553,273)

NET INTEREST INCOME	16,499	29,032	10,145	63,178

LOSS BEFORE INCOME TAXES	(350,325)	(36,259)	(1,072,376)	(490,095)

INCOME TAXES	—	—	—	—

NET LOSS	$(350,325)	$(36,259)	$(1,072,376)	$(490,095)

NET LOSS PER SHARE
Basic	$(0.04)	$0.00	$(0.11)	$(0.05)

Diluted	$(0.04)	$0.00	$(0.11)	$(0.05)

The accompanying notes are an integral part of these financial statements.

VERAMARK TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30,
	2009	2008
OPERATING ACTIVITIES:
Net Loss	$(1,072,376)	$(490,095)
Adjustments to reconcile net loss to net cash flows provided by operating activities
Depreciation and amortization	1,096,417	1,067,467
Bad debt expense (recovery)	(7,738)	11,333
Share based compensation expense	69,250	76,882
Pension assets	(24,715)	4,015
Loss on disposal of fixed assets	1,096	17,623
Unrealized gain on sale of investments	(6,376)	(29,879)

Changes in assets and liabilities
Accounts receivable	(92,799)	(41,329)
Inventories	9,824	(8,099)
Prepaid expenses and other current assets	(193,810)	(91,911)
Deposits and other assets	(90,005)	(75,005)
Accounts payable	197,174	(51,160)
Accrued compensation and related taxes	87,536	(344,943)
Deferred revenue	(131,460)	258,758
Other accrued liabilities	(8,278)	(106,062)
Pension obligation	79,456	(134,234)

Net cash flows provided (used) by operating activities	(86,804)	63,361

INVESTING ACTIVITIES:
Sale of investments	537,177	493,290
Capitalized software development costs	(1,040,423)	(635,488)
Additions to property and equipment	(136,669)	(151,485)

Net cash flows used by investing activities:	(639,915)	(293,683)

FINANCING ACTIVITY:
Transfer of Cash Surrender Values	310,000	—
Exercise of stock options	—	57,150
Proceeds from employee stock purchase plan	14,281	11,743

Net cash flows provided by financing activities	324,281	68,893

NET DECREASE IN CASH AND CASH EQUIVALENTS	(402,438)	(161,429)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,014,669	713,342

CASH AND CASH EQUIVALENTS, END OF PERIOD	$612,231	$551,913

SUPPLEMENTAL CASH FLOW INFORMATION
Cash Transactions:
Income taxes paid, net	$4,350	$13,129
Interest paid	$1,462	$553
The accompanying notes are an integral part of these financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(1)	GENERAL
The accompanying unaudited financial statements include all adjustments of a normal and recurring nature which, in the opinion of Company’s management, are necessary to present fairly the Company’s financial position as of September 30, 2009, the results of its operations for the three and nine months ended September 30, 2009 and 2008, and cash flows for the nine months ended September 30, 2009 and 2008.
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
The results of operations and cash flows for the three and nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the full year’s operation.
(2)	PROPERTY AND EQUIPMENT

The major classifications of property and equipment at September 30, 2009, and December 31, 2008 were:

	September 30,	December 31,
	2009	2008

Machinery and equipment	$125,607	$128,390
Computer hardware and software	1,170,506	1,224,343
Furniture and fixtures	853,133	1,124,349
Leasehold improvements	1,385,797	1,385,797

	$3,535,043	$3,862,879

For the nine months ended September 30, 2009, the Company recorded depreciation expense of $233,139. Depreciation expense for the nine months ended September 30, 2008 was $215,783.
(3)	STOCK-BASED COMPENSATION

The Company’s share-based compensation consists of restricted stock and stock options, generally vesting over periods ranging from one to four years. For the nine months ended September 30, 2009, the Company awarded restricted stock grants totaling 107,000 shares vesting over three years, and 40,000 stock options vesting over four years. During the first nine months of 2008 the Company awarded 470,000 restricted shares, and 140,500 stock options.

A summary of the status of the Company’s stock option plan as of September 30, 2009 is presented below:

		Average	Average	Remaining
		Exercise	Grant-Date	Contractual	Intrinsic
	Shares	Price	Fair Value	Term (Yrs)	Value
Outstanding as of December 31, 2008	1,899,583	$1.28	$1.07	4.7	$344,300
Granted	40,000	$0.40			—
Exercised	—	—			—
Canceled	(133,040)	5.76			(134,934)

Outstanding as of September 30, 2009	1,806,543	$0.93	$0.84	4.4	$209,366

Options exercisable at September 30, 2009	1,679,293	$0.96	$0.87	4.0	$209,366

As of September 30, 2009, there was $37,755 of total unrecognized compensation cost related to non-vested stock options granted under the Plan and $154,832 of unrecognized compensation cost related to non-vested restricted stock grants. The compensation cost for stock options will be recognized over a weighted-average period of 1.3 years. The compensation costs of restricted stock will be recognized over a weighted-average period of 1.0 years.
(4)	TOTAL COMPREHENSIVE INCOME (LOSS)
Total comprehensive income (loss) for the three and nine months ended September 30, 2009 and 2008 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Net loss	$(350,325)	$(36,259)	$(1,072,376)	$(490,095)
Reclassification to net periodic benefit cost	—	22,122	—	66,367
Unrealized change — pension	80,000	(36,247)	263,317	(108,741)
Unrealized change on investments	(6,605)	(36,947)	(6,376)	(29,879)

Total comprehensive loss	$(276,930)	$(87,331)	$(815,435)	$(562,348)

(5)	NET INCOME (LOSS) PER SHARE (EPS)

ASC 260-10 (SFAS 128) “Earnings Per Share” as amended in September 2009, requires the Company to calculate net income (loss) per share based on basic and diluted net income (loss) per share, as defined. Basic EPS excludes dilution and is computed by dividing net income (loss) by the weighted average number of shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The dilutive effect of outstanding options issued by the Company are reflected in diluted EPS using the treasury stock method. Under the treasury stock method, options will only have a dilutive effect when the average market price of common stock during the period exceeds the exercise price of the options.

Calculations of Earnings (Loss) Per Share

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Basic

Net Loss	$(350,325)	$(36,259)	$(1,072,376)	$(490,095)

Weighted average common shares outstanding	9,913,731	9,620,814	9,855,829	9,490,905

Net loss per common share	$(0.04)	$0.00	$(0.11)	$(0.05)

Diluted

Net loss	$(350,325)	$(36,259)	$(1,072,376)	$(490,095)

Weighted average common shares outstanding	9,913,731	9,620,814	9,855,829	9,490,905
Additional dilutive effect of stock options and warrants after application of treasury stock method	—	—	—	—

Weighted average dilutive shares outstanding	9,913,731	9,620,814	9,855,829	9,490,905

Net loss per common share assuming full obligation	$(0.04)	$0.00	$(0.11)	$(0.05)

There were no dilutive effects of stock options for the three and nine months ended September 30, 2009 or 2008, as the effect would have been anti-dilutive.
(6)	INDEMNIFICATION OF CUSTOMERS

Our agreements with customers generally require us to indemnify the customer against claims that our software infringes third party patent, copyright, trademark or other proprietary rights. Such indemnification obligations are generally limited in a variety of industry-standard respects, including our right to replace an infringing product. As of September 30, 2009 we had not experienced any material losses related to these indemnification obligations and no material claims with respect thereto were outstanding. We do not expect significant claims related to these indemnification obligations, and consequently, we have not established any related reserves.

(7)	BENEFIT PLANS

The Company sponsors an employee incentive savings plan under Section 401(k) for all eligible employees. The Company’s contributions to the plan are discretionary. During the first nine months of 2009, the Company contributed $23,868 to employees’ 401k accounts. There were no contributions to the plan during the first nine months of 2008.

The Company also sponsors an unfunded Supplemental Executive Retirement Program (“SERP”), which is a non-qualified plan that provides certain key employees defined pension benefits. Periodic pension expense for the three and nine months ended September 30, 2009 and 2008 consists of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Current Service Cost	—	$(38,063)	—	$(13,355)
Amortization of Prior Service Cost	—	22,122	—	66,367
Interest Cost	130,000	82,688	176,683	248,064
Unrealized change	80,000	(36,247)	263,317	(108,741)

Pension Expense	$210,000	$30,500	$440,000	$192,335

The Company paid pension obligations of $360,544 for the nine months ended September 30, 2009 and $326,569 for the nine months ended September 30, 2008.
The discount rate used in determining the actuarial present value of the projected benefit obligation was 6.0% for the nine month periods ended September 30, 2009 and 2008.

The Company maintains life insurance covering certain key employees under its Supplemental Executive Retirement Program with the Company named as beneficiary. The Company intends to use the death benefits of these policies, as well as loans against the accumulating cash surrender value of the policies, to fund future pension obligations. The total death benefit associated with these policies is $10.2 million, with an associated accumulated cash surrender value of approximately $2,875,000 at September 30, 2009. The accumulated cash surrender values of these policies at December 31, 2008 was approximately $3,161,000.

The projected pension benefits paid or expected to be paid under this plan are as follows, assuming retirement at 65 and a life expectancy of 80 years for all participants:
Period Ending December 31, Unless Stated Otherwise,

Q4 2009	125,515
2010	502,059
2011	471,925
2012	506,918
2013	522,159
2014 - 2018	2,607,898

The Company has a contractual obligation to maintain certain health benefits for two of its former chief executive officers. These benefits are accounted for as Post Retirement Healthcare Benefits, (“PRHB”). Periodic PRHB expensed and paid for the three and nine months ended September 30, 2009 and 2008 consists of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Current Service Cost	$2,005	$1,892	$6,015	$5,876
Interest Cost	1,408	1,521	4,222	4,563

PRHB Expense	$3,413	$3,413	$10,237	$10,439

The projected PRHB paid or expected to be paid are as follows:
Period Ending December 31, Unless Stated Otherwise,

Q4 2009	3,413
2010	13,649
2011	13,649
2012	13,649
2013	13,649
2014 - 2018	36,745
(8)	SUBSEQUENT EVENTS

Subsequent events were evaluated through November 12, 2009, the date the financial statements were issued.

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Overview
Revenues of $2,511,000 for the three months ended September 30, 2009 decreased 8% from revenues of $2,724,000 for the three months ended September 30, 2008. For the nine months ended September 30, 2009, revenues of $7,513,000 decreased 5% from revenues of $7,934,000 for the first nine months of 2008. The net loss of $350,000, or $0.04 per share, for the three months ended September 30, 2009, and $1,072,000, or $0.11 per share, for the nine months ended September 30, 2009, compare with losses of $36,000, or $0.00 per share, and $490,000, or $0.05 per share, for the same three and nine month periods of 2008. The third quarter 2009 loss of $350,000 was an improvement from the loss of $542,000 incurred for the second quarter of the year.
Orders booked for the quarter ended September 30, 2009 of $2,794,000 increased 19% from orders booked of $2,340,000 in the second quarter of 2009. For the nine months ended September 30, 2009, orders booked of $8,525,000 increased 9% from orders booked for the first nine months of 2008, including a 269% increase in orders for Telecom Expense Management (TEM), Business Process Outsourcing (BPO), and SaaS (Software as a Service) offerings. As a result, the value of embedded revenues has grown 15% from approximately $6.4 million at the end of 2008 to over $7.4 million at September 30, 2009. Embedded revenues represent the value of orders received for services to be performed in future periods, at which time the associated revenue will be recognized in the Company’s Statement of Operations. Embedded revenues consist of TEM, BPO, and SaaS services provided on a monthly basis pursuant to multi-year contracts, in addition to maintenance, training and installation services provided in conjunction with the direct sale of software products.
Revenues
Revenues from managed service contracts for TEM, BPO, and SaaS services increased 78% and 35% respectively, for the three and nine months ended September 30, 2009 as compared with the same three and nine month periods ended September 30, 2008. Revenues from the sales of premise based software products and services, the segment of the market most impacted by current economic conditions, decreased 22% for the three months ended September 30, 2009 and 13% for the nine months ended September 30, 2009 from the same three and nine months periods of 2008.
Gross Margin
Gross margin (sales less cost of sales) of $1,790,000 for the three months ended September 30, 2009 decreased 11% from the gross margin of $2,003,000 for the three months ended September 30, 2008. For the nine months ended September 30, 2009 gross margin of $5,471,000 decreased 6% from the margin of $5,790,000 earned for the first nine months of 2008. For both nine month periods ended September 30, 2009 and 2008, as a percentage of revenues, gross margins remained stable at 73%.

Operating Expenses
Net engineering and software development expenses of $221,000 for the three months ended September 30, 2009 and $794,000 for the nine months ended September 30, 2009 decreased 43% and 22%, respectively, from the same three and nine month periods of 2008. The reduction in expense levels result from a higher percentage of software development costs capitalized in 2009 than occurred in 2008. For the first nine months of 2009 we capitalized $1,040,000 of software developments costs versus $636,000 of software developments costs for the first nine months of 2008. The chart below summarizes gross expenses for engineering and software developments costs, costs capitalized, and the resulting net engineering and software developments costs included in the Statement of Operations for the three and nine months ended September 30, 2009 and 2008.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Gross expenditures for engineering & software development	$624,000	$609,000	$1,834,000	$1,654,000
Less: Software development costs capitalized	(403,000)	(223,000)	(1,040,000)	(636,000)

Net expense for engineering and software	$221,000	$386,000	$794,000	$1,018,000

Selling, general and administrative (SG&A) expenses of $1,937,000 for the three months ended September 30, 2009 increased 15% from the same quarter of 2008. SG&A expenses of $5,759,000 for the nine months ended September 30, 2009, increased 8% from the same period of 2008. A major factor in the increased SG&A expenses, for both periods of 2009 as compared with the prior year, was a major realignment of our direct sales force to better position ourselves in the TEM/BPO/SaaS marketplace.
Liquidity and Capital Resources
Our total cash position (cash plus short term investments) was $1,057,000 at September 30, 2009, which compares with $1,378,000 at June 30, 2009 and $1,997,000 at December 31, 2008. In addition to the cash availability referenced above, the Company maintains a line of credit arrangement with a local bank for up to $400,000, as well as access to approximately $2.9 million of cash surrender values associated with Company-owned life insurance contracts available to augment cash flows should that become necessary. We do not anticipate a requirement to access either the credit line or cash surrender values during the fourth quarter of 2009.
Accounts receivable at September 30, 2009 were $1,148,000, net of a reserve for bad debts of $21,000. At December 31, 2008, accounts receivables totaled $1,047,000, net of a reserve for bad debts of $30,000. The reduction in bad debt reserve, despite the increase in total receivables, reflects the payment record of our customer base.

Prepaid expenses and other current assets of $438,000 at September 30, 2009 increased from $244,000 at December 31, 2008. The increase results primarily from an increase in prepaid commissions paid our direct sales force on long term managed service contracts, the revenues and commissions costs of which will be recognized in future periods.
Property and equipment, net of depreciation at September 30, 2009 was $358,000, down 21% from the December 31, 2008 balance of $456,000. During the first nine months of 2009, we purchased $137,000 of new capital equipment which compares with $151,000 of capital purchases for the first nine months of 2008. $465,000 of obsolete and outdated assets have been retired in 2009, virtually all of which had been fully depreciated.
Capitalized development costs at September 30, 2009 of $2,897,000, increased 7% from the December 31, 2008 total of $2,720,000. Software development costs capitalized in 2009 were $403,000 for the three months ended September 30, 2009 and $1,040,000 for the nine months ended September 30, 2009. Capitalized development costs for the same three and nine months periods of 2008 were $223,000 and $636,000, respectively. Amortization expenses associated with completed development projects are charged to cost of sales in the Company’s statement of operations. Amortization expenses totaled $263,000 for the three months ended September 30, 2009 and $863,000 for the nine months ended September 30, 2009. For 2008, amortization expenses were $302,000 and $852,000 for the same thee and nine month periods.
Pension assets consist of the cash surrender values on a series of company-owned life insurance policies. The cash surrender values, which total $2,876,000 at September 30, 2009, along with the associated death benefit of those policies, are designed fund future pension obligations. The death benefits attached to those policies totals $10.2 million and are not included on the Company’s balance sheets. As referenced above, the cash surrender values are available to fund current or future operations, if management and the Board of Directors deems appropriate.
Current liabilities of $5,225,000 at September 30, 2009 increased 3%, or $161,000 from the December 31, 2008 total of $5,064,000, as a result of a $197,000 increase in accounts payable and an $88,000 increase in accrued compensation. The increase in accounts payable includes telecom bills to be paid in the fourth quarter on behalf of one of our BPO clients. The increase in accrued compensation is due to the timing of the Company’s bi-weekly payroll.
As a result of the operating losses incurred for the first thee quarters of 2009, stockholders equity at September 30, 2009 declined to a negative $230,000, from a positive $502,000 at December 31, 2008.
Despite the decrease in equity, it is management’s opinion that given the Company’s total cash position, projected operating expense levels, and the absence of debt, sufficient resources exist to fund operations and strategic objectives for the next twelve months and beyond.

Accounting Pronouncements
1)
In December 2007, the Financial Accounting Standards Board issued Accounting Standards Codification (“ASC”) 805-10, formerly Statement of Financial Accounting Standards (“SFAS”) No. 141(R), “Business Combinations”. ASC 805-10 establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. ASC 805-10 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. As such, the Company adopted these provisions at the beginning of the fiscal year ending December 31, 2009. Adoption of ASC 805-10 did not have a material effect on the Company’s financial statements.

2)
In December 2007, the Financial Accounting Standards Board issued ASC 810-10, formerly SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”. ASC 810-10 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. As such, the Company adopted these provisions at the beginning of the fiscal year ending December 31, 2009. Adoption of ASC 810-10 did not have a material effect on the Company’s financial statements.

3)
In March 2008, the Financial Accounting Standards Board issued ASC 815-10, formerly (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133”. ASC 815-10 requires enhanced disclosures about an entity’s derivative and hedging activities. ASC 815-10 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged. As such, the Company adopted these provisions at the beginning of the fiscal year ended December 31, 2009. Adoption of ASC 815-10 did not have a material effect on the Company’s financial statements.

4)
In May 2008, the Financial Accounting Standards Board issued ASC 944, formerly SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60” (“SFAS 163”). ASC 944 interprets Statement 60 and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of that Statement. ASC 944 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. As such, the Company adopted these provisions at the beginning of the fiscal year ended December 31, 2009. Adoption of ASC 944 did not have a material effect on the Company’s financial statements.

5)
In June 2008, the Financial Accounting Standards Board issued ASC 260-10, formerly FASB Staff Position (FSP) EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities”. ASC 260-10 clarifies that share-based payment awards that entitle their holders to receive nonforfeitable dividends or dividend equivalents before vesting should be considered participating securities. We have granted and expect to continue to grant restricted stock that contain non-forfeitable rights to dividends and will be considered participating securities upon adoption of ASC 260-10. As participating securities, we will be required to include these instruments in the calculation of our basic earnings per share (“EPS”), and we will need to calculate basic EPS using the “two-class method.” Restricted stock is currently included in our dilutive EPS calculation using the treasury stock method. The two-class method of computing EPS is an earnings allocation formula that determines EPS for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. ASC 260-10 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. As such, the Company adopted these provisions at the beginning of the fiscal year ended December 31, 2009. Adoption of ASC 260-10 did not have a material effect on the Company’s financial statements.

6)
In December 2008, the Financial Accounting Standards Board issued ASC 715-20, formerly FASB Staff Position (FSP) SFAS 132(R)-1, “Employer’s Disclosures about Postretirement Benefit Plan Assets,” (“FSP SFAS 132(R)-1”). ASC 715-20 requires additional disclosures about assets held in an employer’s defined benefit pension or other postretirement plan. ASC 715-20 is effective for fiscal years ending after December 15, 2009. As such, the Company adopted these provisions at the beginning of the fiscal year ended December 31, 2009. Adoption of ASC 715-10 did not have a material effect on the Company’s financial statements.

7)
In May 2009, the Financial Accounting Standards Board issued ASC 855-10, formerly SFAS No. 165, “Subsequent Events” (“SFAS 165”). ASC 855-10 establishes principles and requirements for the reporting of events or transactions that occur after the balance sheet date, but before financial statements are issued or are available to be issued. ASC 855-10 is effective for financial statements issued for fiscal years and interim periods ending after June 15, 2009. As such, the Company adopted these provisions at the beginning of the interim period ended June 30, 2009. Adoption of ASC 855-10 did not have a material effect on the Company’s financial statements.

8)
In June 2009, the Financial Accounting Standards Board issued ASC 105-10, formerly SFAS No. 168, “ The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (“SFAS 168”). ASC 105-10 replaces Statement 162 and establishes the FASB Accounting Standards CodificationTM (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. ASC 105-10 is effective for financial statements issued for fiscal years and interim periods ending after September 15, 2009. As such, the Company adopted these provisions at the beginning of the interim period ending September 30, 2009. The adoption of ASC 105-10 did not have a material effect on the Company’s financial statements.

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
The Company recognizes software license revenue under ASC 985-605, formerly Statement of Position No 97-2 “Software Revenue Recognition” as amended by Statement of Position No. 98-9, “Software Revenue Recognition With Respect to Certain Transactions”, and under ASC 605-25, formerly Emerging Issues Task Force 00-21, “Revenue Arrangements with Multiple Deliverables”, and related interpretations.
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
The Company capitalizes software development costs when technological feasibility has been established for the software in accordance with ASC 985-20, formerly SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” Such capitalized costs are amortized on a product-by-product basis over their economic life or the ratio of current revenues to current and anticipated revenues from such software, whichever provides the greater amortization. The Company periodically reviews the carrying value of capitalized software development costs and impairments are recognized in the results of operations when the expected future undiscounted operating cash flow derived from the capitalized software is less than its carrying value. Should the Company inaccurately determine when a product reaches technological feasibility or the economic life of a product, results could differ materially from those reported. Veramark uses what it believes are reasonable assumptions and where applicable, established valuation techniques in making its estimates.
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
Date: November 12, 2009

/s/ Anthony C. Mazzullo
Anthony C. Mazzullo
President and CEO
Date: November 12, 2009

/s/ Ronald C. Lundy
Ronald C. Lundy
Vice President of Finance and CFO