Form 10-K
period 2009-12-31
VERAMARK TECHNOLOGIES INC
filed 2010-03-24
CIK 747605

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
Annual Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2009
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
Common Stock, $.10 Par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☑ NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2009 was $3,965,492.
The number of shares of Common Stock, $.10 par value, outstanding on February 28, 2010 was 9,828,727.

DOCUMENTS INCORPORATED BY REFERENCE

PART I	—		None

PART II	—		None

PART III	—	Item 10	Portions of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held May 20, 2010, under the headings “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

		Item 11	Portions of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held May 20, 2010, under the heading “Executive Compensation.”

		Item 12	The tables contained in portions of the information under the headings of “Election of Directors” and “Stock Options” of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held May 20, 2010.

		Item 13	Portions of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held May 20, 2010, under the heading “Certain Relationships and Related Transactions.”

		Item 14	Portions of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held May 20, 2010, under the heading “Audit Fees and Services.”

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
Veramark is a leading provider of innovative enterprise solutions for Telecom Expense Management (TEM) and Information Technology Financial Management (ITFM). Veramark solutions help organizations reduce operational expenses associated with telecommunications and information technology. VeraSMART, our proprietary software platform, helps enable efficient processes for procure-to-pay and IT asset management. Performance Advisor, our business intelligence platform, provides visibility into operational expenses and creates actionable business intelligence to help organizations reduce spend and optimize business processes.
Veramark solutions for TEM and ITFM include on-premise software deployments, hosted Software-as-a-Service (SaaS) services, software managed services, and Business Process Outsourcing (BPO), helping customers leverage Veramark’s experienced staff and enabling software. These flexible deployment/service options enable customers to optimally utilize both in-house and Veramark resources to create best practices for managing the expenses associated with telecommunications and information technology.
Veramark at a glance:
•	Leading provider of telecom management solutions for more than 25 years
•	Innovator in IT financial management
•	Thousands of customers, from small businesses to global enterprises, educational institutions, government agencies and the military
•	Leading investment in new technology for expense management — in 2009 over 24% of revenue was invested in R&D and product innovation

•	Subject matter experts average more than 10 years of experience in network management, software development, business intelligence, finance, and telecommunications
•
Software products for the full procure-to-pay lifecycle for expense management with the VeraSMART Expense Management Suite (Veramark’s proprietary software that provides a modular, scalable software platform) including support for TEM, Call Accounting and ITFM

•	Services for the full procure-to-pay lifecycle for expense management with software deployment, SaaS, managed services and business process outsourcing (BPO) services.
Veramark sells and markets its products and services directly and through leveraged distribution channels. Veramark maintains relationships with many top telecommunications providers including: AT&T Inc., Avaya®, Cisco®, Nortel and others.
Veramark services and solutions meet the changing communications management needs of our customers.
•	The Company’s products address the corporate need to manage expenses associated with communications networks including wireless, VoIP, fixed wireline, mobile/cellular and video/voice/data.
•	Veramark offers BPO services covering the procure-to-pay processes for TEM.
•
Veramark is extending TEM into the emerging market Information Technology Financial Management (ITFM). ITFM includes the enabling software and services for managing the total cost of ownership of information technology. Veramark intends to develop and introduce products and services to serve the ITFM market. ITFM addresses three to five times the amount of operating expenses as compared with TEM.

Since 2008, Veramark has been extending its TEM capabilities and building the foundation to support ITFM. Veramark introduced significant new software capabilities in 2009 that pave the way for ITFM, including enhancements in inventory and contract management, workflow automation, and business intelligence capabilities.
Products and Services
VeraSMART Telecom Expense Management Suite (software)
Visibility into usage and spend; inventory, invoice, and contract management; process automation; data analytics
The costs of telecommunications technology and services, including data services and wireless networks, represent a significant expense for organizations across all industries. The VeraSMART Telecom Expense Management Suite helps organizations control their complex communications networks, improve business processes, and reduce expenses. VeraSMART helps organizations manage their telecom usage and spend, including costs associated with managing assets, work orders, wireline and wireless usage, and service provider invoices.
Single, fully integrated, and scalable platform
VeraSMART technology enables telecom expense management. It automates many functions associated with enterprise telecom contract management, invoice processing and auditing, inventory and asset management, dispute management, call accounting, reporting, and data analytics. Optional components can be combined in a fully integrated system that can scale to meet the customer’s business requirements. VeraSMART can be deployed as part of an outsourced, hosted or licensed solution.

VeraSMART solutions include software, services, and comprehensive reporting capabilities for:
•	Contract and Sourcing Management — Contract and vendor performance management and sourcing of telecom equipment and services
•	Ordering and Provisioning Management — Self-service ordering of telecom devices and service plans and provisioning workflow automation
•	Inventory Management — Tracking and management of telecom services, circuits, wireless devices, and other IT assets
•	Invoice and Dispute Management — Automated invoice receipt, validation, and approval processing; dispute workflow management and resolution
•	Usage Management — Wireless and wireline call accounting and cost allocation
•	TEM Process Automation — Workflows for MACD, help desk, and other TEM processes boost productivity, eliminate errors, and reduce operating costs
New Features and Capabilities
VeraSMART version 9.0, released in 2009, introduced a number of new enhancements that reflect the innovation and thought leadership for which Veramark is known. New features and capabilities include:
•
Integrated Contract Management — Provides visibility into contract and vendor performance and control over contract negotiation and commitments; includes invoice-to-contract validation, order-to-contract compliance, contract renewal tracking, and contract performance management

•
Ordering and Provisioning Management — Lets customers create product catalogs and integrated workflows to streamline ordering and provisioning across their organizations; allows users to order products and services from online catalogs, automatically routes orders to appropriate individuals for review and approval, supports integration with other systems and vendors via Web-based methods, updates inventory upon fulfillment, provides an audit trail of every transaction, and minimize off-contract orders

•
Process Workflows for Help Desk, MACD, and Dispute — these preconfigured workflows can be deployed quickly to enable and enforce best practices; an integrated business process manager lets customers modify workflows to meet their specific needs

•
Improved Invoice Processing — improved invoice import wizard, new process workflows, and enhanced capabilities for charge validation and analysis streamline invoice processing and facilitate best practices

•
Unified Inventory Management — a unified view of telecom services and IT assets — such as wireless devices, network equipment, and computers — help customers facilitate inventory management across their enterprises

•	Enhanced User Interface — new color palette, navigation scheme, button and link placement, and more efficient use of screen real estate provide improved usability

Performance Advisor Provides Actionable Business Intelligence for Strategic Decision-making
VeraSMART Performance Advisor is a business intelligence solution that summarizes and analyzes the telecom usage and expense data collected by VeraSMART and generates actionable information to help organizations reduce costs and improve productivity. Easy to understand dashboards, charts, graphs, and interactive analytics provide insight into telecom expenses at a glance, highlighting exceptions, the unexpected, and the inconsistent.
Performance Advisor features analytics and dashboards for:
•	Expense Analytics — Facilitates TEM cost-saving initiatives by providing multiple ways to analyze expense data collected and managed by the VeraSMART Suite
•
Contract Analytics — Part of the VeraSMART Contract Management component introduced with VeraSMART 9.0 in 2009, Performance Advisor Contract Analytics provides visibility into contract and vendor performance that helps customers track and manage commitments and negotiate the most favorable terms and conditions

MySMART Portal (powered by VeraSMART software)
The MySMART™ Web portal is a streamlined user interface that supports powerful capabilities for delivering customized content and applications to each VeraSMART user in the organization.
MySMART gives each user secure access to their reports, telecom charges, assigned devices, service requests, and any service tickets awaiting their review and approval.
MySMART supports Web-based ordering and provisioning, MACD, help desk, and other automated self-service workflows that can be customized for each organization and user role.
Veramark Call Accounting Software
VeraSMART Call Accounting is one of the components of the VeraSMART Telecom Expense Management Suite. Version 9.0, released in 2009, shares many of the enhancements found in the full VeraSMART TEM Suite, while also providing the features and functionality familiar to our long-standing call accounting customers. VeraSMART Call Accounting customers can seamlessly add other VeraSMART components to expand their capabilities as their business needs change and grow.
Veramark has been the only call accounting OEM provider to Avaya since 1984. Until 2008, our call accounting product had software architecture distinct from VeraSMART and was sold exclusively under the eCAS brand. With the release of VeraSMART 8.0, we moved our call accounting software onto our TEM platform, essentially consolidating these products on a single code base. However, for marketing reasons, the eCAS name brand was retained.
Today, in our Avaya marketing channels, we continue to use the eCAS brand on our Avaya OEM product. VeraSMART eCAS Call Accounting allows us to leverage the customer recognition and brand loyalty that we have established in the Avaya channel over the last 25 years. All non-Avaya channels and Veramark direct call accounting customers receive our VeraSMART Call Accounting product. From a software standpoint, VeraSMART Call Accounting and VeraSMART eCAS Call Accounting are one in the same.

VeraSMART Call Accounting gives organizations visibility into and control over their wireline usage and spend. Compatible with TDM, IP, and hybrid networks, VeraSMART Call Accounting makes it easy to analyze and report on call detail records (CDRs) collected from VOIP/PBX switches and other network sources, perform inbound and outbound traffic analysis, identify toll fraud and abuse, and calculate and assign charges to extensions, personnel, or other user-defined billing numbers. An extensive library of configurable report templates enables customers to deliver usage information to individuals throughout the organization. Managers can use the 3D dashboards to monitor key data trends.
VeraSMART Call Accounting provides a unified view of extensions and other IT assets to facilitate management of inventory across the enterprise. Powerful, flexible support for MACD, help desk, ordering and provisioning, and other process workflows improves productivity and compliance with best practices. VeraSMART Call Accounting scales easily to serve tens of thousands of extensions at hundreds of sites and offers a wide variety of optional capabilities to reduce spend and improve productivity.
TEM Business Process Outsourcing (BPO) and Managed Services
Veramark TEM BPO services for wireless and wireline networks allow our customers to outsource their TEM processes to our in-house experts and focus on their core capabilities. Our BPO customers retain full Web access to their VeraSMART system to monitor performance, control process workflows, and generate reports as desired. Veramark BPO services are described below.
Invoice Loading
Veramark will efficiently consolidate the customer’s wireless and wireline invoices, convert paper invoices to e-Bills, and load invoices into the VeraSMART system. Compared to manual methods, our invoice loading service dramatically reduces labor costs and processing time. Invoices come directly to Veramark, where we load them into VeraSMART within a few days.
Invoice Processing
After invoices have been loaded into VeraSMART, Veramark will manage the entire invoice processing workflow for the customer. Every wireless and wireline invoice is validated against inventory and other configurable thresholds within VeraSMART. We facilitate the coding and approval process to reduce cycle times and mitigate the risk of incurring late payment fees. Veramark TEM experts will analyze invoices to find additional opportunities to optimize services and reduce expenses to for the customer.
Bill Payment
Veramark will pay all the customer’s approved wireless and wireline invoices on their behalf and present the customer with a single monthly bill for the total amount. Veramark’s bill payment service provides prompt, accurate payment of approved charges. Labor costs and risks of payment errors (both underpayment and overpayment) and late payment (and resulting penalties) are minimized.
Dispute Management
Our TEM services team works directly with the customer’s vendors to settle disputes rapidly. We vigorously pursue the recovery of credits on the customer’s behalf for any carrier overcharges. Our dispute management service allows customers to leverage the expertise of our TEM services team, while keeping their staff focused on core capabilities and strategic objectives.

Ordering and Provisioning
Veramark’s Ordering and Provision service helps customers reduce off-contract orders and meet their Minimum Annual Revenue Commitment (MARC) contract requirements. Veramark will:
•	Manage all orders through VeraSMART
•	Validate orders against negotiated contracts and corporate policies
•	Authenticate appropriate pricing for standard orders and configurations
•	Automate the approval routing process
•	Manage vendor fulfillment to confirm Software License Agreement (SLA) compliance
•	Receive, charge, pack, and ship wireless devices
Help Desk
Veramark offers advanced wireless and wireline help desk services.
•
Wireless — Our help desk team assists callers in resolving issues related to wireless device problems and usability issues. Every call is answered promptly by trained professionals in our U.S. call center. Our help desk team is committed to providing world class customer service and has the tools and metrics to make certain that we meet our goals

•
Wireline — If wireline service fails at any customer location, one call or email to our centralized help desk will immediately initiate the process to restore their dial tone. We make it our business to know every local telecom provider servicing each of the customer’s offices, so we know exactly who to call and how to get fast action to resolve connectivity issues

Professional Services
As a software and services company with 25 years of experience, Veramark possesses a wealth of technical knowledge and consulting know-how. Our Professional Services team can assist customers with a wide range of services offered on a fee basis to help them derive increased valued from their Veramark TEM solution. These services may include inventory validation and historical review, wireless device management, data analytics and reporting, custom software development, and more.
Software Maintenance
Veramark provides software support and maintenance for an annual fee. Software support and maintenance includes post-warranty support via telephone or modem, as well as new software service pack releases. Initial annual fees for maintenance range from 15% — 20% of the original software license fee, depending upon the hours and priority of support and whether a distributor plays an intermediary support role.
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

Sales to midsize business organizations are driven through the traditional reseller channel involved with the distribution of information technology including communications equipment and software. Veramark has an established distribution network with Avaya and Cisco resellers.
Marketing initiatives include a blend of cohesive online and offline programs. Veramark marketing manages: new product marketing launch activities; public relations; webinars and seminars; reference programs; customer satisfaction programs; sponsorship of industry and channel conferences; advertising, newsletters; email and Web marketing programs; social marketing; social responsibility programs; channel marketing programs and other programs. Veramark marketing actively seeks speaking engagements, customer case studies, and publishes white papers and by-lined articles.
Backlog
At December 31, 2009, Veramark had a backlog of $7,543,000, the majority of which is expected to be recognized as revenue during 2010. Backlog as of December 31, 2008 was $6,401,000. The Company’s policy is to accept orders only upon receipt of purchase orders, or the equivalent thereof.
Employees
As of February 28, 2010 Veramark employed 78 full-time personnel. Veramark’s employees are not represented by any labor unions.

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
The Company’s principal headquarters facility is located in a one-story building in Pittsford, New York. Veramark presently leases approximately 65,000 square feet of the building. The term of the lease expires on October 31, 2010. The Company has begun the process of investigating new facilities with the intent of relocating its headquarters when the current lease expires.

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
Quarters Ended

	March 31		June 30		September 30		December 31
	High	Low	High	Low	High	Low	High	Low
2009	$0.51	$0.25	$0.50	$0.28	$0.53	$0.31	$0.44	$0.20
2008	$0.89	$0.65	$0.87	$0.35	$0.64	$0.35	$0.36	$0.20
As of March 22, 2010, there were approximately 500 holders of record of the Company’s Common Stock and approximately 1,200 additional beneficial holders.

Item 6	Selected Financial Data

	Year Ended December 31,
	2009	2008	2007	2006	2005

Net Sales	$10,146,280	$10,673,891	$11,918,852	$10,361,150	$10,858,871

Net Income (Loss)	$(1,140,141)	$(431,411)	$(706,049)	$(488,341)	$381,733

Net Income (Loss) per Diluted Share	$(0.12)	$(0.04)	$(0.08)	$(0.06)	$0.04

Weighted Average Diluted Shares Outstanding	9,871,065	9,560,414	8,972,412	8,843,154	9,309,888

Total Assets	$10,384,535	$10,566,277	$11,395,692	$10,933,393	$10,123,366

Long-Term Obligations	$4,674,071	$5,000,010	$5,072,447	$5,096,031	$4,264,537

Item 7	Management’s Discussion and Analysis of Results of Operations and Financial Condition
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
2009 Compared with 2008
Overview
Revenues for the fourth quarter of 2009 of $2,634,000 decreased 4% from revenues of $2,740,000 for the fourth quarter of 2008. For the twelve months ended December 31, 2009, revenues of $10,146,000 compare to revenues $10,674,000 for the twelve months ended December 31, 2008, a decrease of 5%. The net loss of $68,000, or $0.01 per share, for the quarter ended December 31, 2009, compares with a net profit of $59,000 for the same quarter of 2008. For the full year ended December 31, 2009, the net loss of $1,140,000, or $0.12 per share, compares with a net loss of $431,000, or $0.04 per share, for the year ended December 31, 2008.
Significant progress was made in narrowing our operating losses during the final two quarters of 2009, and we continue to build our embedded backlog as we enter 2010. Most importantly, we continued the process of transforming Veramark into a leading provider of Telecom Expense Management (TEM) and Business Process Outsourcing (BPO) products and services, while developing the next generation of products targeted at the IT Financial Management (ITFM) market. In order to develop a leadership position in ITFM we intend to continue our commitment to investing in product innovation thereby creating additional value to organizations to include the following:
•	Provide software that replaces the heavy dependency on expense management experts and makes scarce in- house resources more productive.

•	Provide software that creates corporate value that is absent in a pure services scenario.

•	Develop innovative software that is essential to maintaining preferred partner status with strategic partners such as AT&T, Avaya, and Cisco.

•	Provide the tools required to assist organizations in reducing their costs and optimizing expenditures across their telecom and IT networks.

Orders for TEM and BPO services increased 78% for the year ended December 31, 2009, as compared with 2008. TEM and BPO services are generally sold under multi-year contracts, whereby revenues are recognized over the term of the contract, rather than at the time of installation, which is typical with the sale of a premised based software product. As a result, TEM/BPO contracts provide for a significantly higher percentage of recurring and sustainable revenue and cash streams. Embedded backlog, which represents the value of orders received for services to be performed in future periods, increased 16% in 2009, from $6.4 million at December 31, 2008 to approximately $7.5 million at December 31, 2009.
We continue to aggressively invest in product development and innovation, despite pressures on pricing and sales lead times caused by the recession. Gross spending for engineering and software development in 2009 represented 24% of revenues, an increase from 21% of revenues in 2008.
Revenues
Revenues from the sale of premise based software products, which are most affected by current economic conditions as companies reduce capital budgets, decreased 33% for the three months ended December 31, 2009 and 35% for the twelve months ended December 31, 2009, from the same three and twelve month periods of 2008. Maintenance revenues and services associated with the sales of software products declined 9% and 5%, respectively, for the three and twelve months ended December 31, 2009, as compared with the same periods of 2008.
Revenues from managed service contracts for TEM and BPO services, increased 72% for the three months ended December 31, 2009, and 43% for the twelve months ended December 31, 2009 from the same periods of 2008. Thirteen new clients were added during 2009, including ABM Industries, AutoTrader, NASCAR, and Staples. Revenues derived from TEM and BPO managed service contracts accounted for 24% of total revenues in 2009, up from 16 percent in 2008.
Cost of Sales
Gross margin (defined as revenues less cost of sales) for the year ended December 31, 2009 was $7,382,000, or 5% less than the gross margin of $7,787,000 for the year ended December 31, 2008. For both years, gross margin represented 73% of revenues. Higher costs associated with providing TEM and BPO services have been offset by a reduction in costs associated with the sale of premise based products.
Engineering and Software Development Expenses
Net Engineering and software development expenses decreased 18%, from $1,410,000 for the year ended December 31, 2008, to $1,150,000 for the year ended December 31, 2009, a result of an increase in the amount of development costs capitalized. During 2009, we capitalized $1,312,000 of software development costs, an increase from $835,000 in 2008. The chart below summarizes engineering and software development expense prior to the effects of capitalization, post capitalization, and the resulting net engineering and software development costs included in the Company’s statement of operations.

	2009	2008
Gross Expenditures for Engineering and Software Development	$2,462,000	$2,245,000

Less: Software Development Costs Capitalized	(1,312,000)	(835,000)

Net Expenditures for Engineering and Software Development	1,150,000	1,410,000

Plus: Software Development Costs Amortized and Charged to Cost of Sales	1,126,000	1,154,000

Total Expense Recognized	$2,276,000	$2,564,000

Selling, General and Administrative Expenses
Selling, general and administrative (SG&A) expense for the twelve months ended December 31, 2009 of $7,387,000 increased 7% from expenses of $6,876,000, for the twelve months ended December 31, 2008. The higher expenses include the costs of expanding the direct sales force, and an increase in pension costs, caused by a decrease in the discount rate used to calculate the net present value of the long-term obligation. Pension costs will decrease significantly in future years as the Company has suspended further participation in the retirement program in addition to instituting a permanent freeze of benefits for current participants.
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
Revenues generated from managed service contracts decreased 33% in 2008 versus 2007, as a result of the non-recurring revenue associated with the SHC contract referred to above. Managed service revenues generated from clients other than SHC increased 19% in 2008, as compared with the previous year. We anticipate strong growth in managed service revenues in 2009 and beyond, as we continue the process of broadening our TEM capabilities. Managed service clients added in 2008 include Nike, Staples, Sheetz, DHL, and AAA — Arizona.
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
Liquidity and Capital Resources
The total cash position (cash plus short term investments) at December 31, 2009 of $946,000, decreased $111,000 from the September 30, 2009 total of $1,057,000. For the full year ended December 31, 2009, cash and short term investments declined from a total of $1,997,000 at December 31, 2008. The majority of the negative cash flow experienced in 2009 occurred during the first half of the year as the Company invested heavily in expanding its direct sales force and lead generation capabilities. In addition to the cash and investments referenced above, we also have access to approximately three million dollars of cash surrender values associated with Company—owned life insurance policies, available to fund operations as needed, and a $400,000 unutilized line of credit arrangement with a local bank.

Accounts receivable at December 31, 2009 of $1,315,000, increased 15% from the September 30, 2009 balance of $1,148,000, and 25% from the December 31, 2008 total of $1,048,000. Despite the increase in accounts receivable, the reserve for bad debts has been reduced to $24,000 at the end of 2009 from $30,000 a year ago, reflecting the excellent payment history of our customer base.
Prepaid expenses at December 31, 2009 of $389,000, increased $144,000 from the December 31, 2008 balance of $245,000, representing commissions paid to our sales people for orders received in the form of multi-year contracts, from which the associated commission expense will be recorded in future periods.
Other current assets of $509,000 at December 31, 2009, represent funding held by the Company on behalf of a single customer for whom we provide bill payment services as a component of their BPO services agreement. This asset is offset by an identical balance in other accrued liabilities.
Property and equipment, net of depreciation, was $313,000 at December 31, 2009, a reduction from $456,000 at December 31, 2008. Purchases of new capital equipment in 2009 totaled $141,000, down from $246,000 of capital equipment expenditures in 2008. In addition, the Company disposed of $483,000 of assets through out the year, the residual book value of which totaled just under $1,500.
At December 31, 2009 the value of software development costs capitalized and included in the Company’s balance sheet was $2,907,000, an increase of $187,000, or 7%, from the December 31, 2008 balance of $2,720,000. During 2009, we capitalized $1,312,000 of software development costs and amortized $1,126,000 of previously capitalized costs. During 2008, capitalization of software development costs totaled $835,000, and amortization costs totaled $1,154,000. Amortization costs are charged to cost of sales.
Pension assets, consisting of the cash surrender values of Company owned life insurance policies of $2,996,000 at December 31, 2009, compares with a balance of $3,161,000 a year ago. The cash surrender values and accumulated death benefits associated with the policies were established to fund the Company’s current and future pension obligations, but are also available to fund current obligations of the Company, if required.
Total current liabilities of $5,708,000 At December 31, 2009 increased $644,000 from the December 31, 2008 balance of $5,064,000. Of that increase, $509,000 represents the offsetting liability to the funds held on behalf of a single BPO client referenced in the discussion of other current assets above. Accounts payable increased from $271,000 at December 31, 2008 to $325,000 at December 31, 2009, mainly as a result of timing involved in payments to vendors and suppliers, while accrued compensation costs of $457,000 at December 31, 2009 remained virtually unchanged from $466,000 one year ago. Deferred revenues, which form a portion of the embedded backlog discussed in the overview section of this report, increased from $3,747,000 at December 31, 2008 to $3,791,000 at December 31, 2009. The largest portion of deferred revenues consists of the unearned portion of maintenance contracts billed to customers, for services to be provided in future periods. The majority of these services will be recognized as revenues in 2009, as the maintenance obligations are performed.

The pension liability of $4,674,000 at December 31, 2009, decreased 7% from the December 31, 2009 liability of $5,000,000. The cost of the Company’s projected obligation will be funded through the use of Company—owned life insurance policies as described earlier in this report. The Company suspended any future growth in pension benefits during the second quarter of 2008.
Primarily due to the net loss incurred for the year, stockholders equity at December 31, 2009 declined to $3,000, which compares with stockholders equity of $502,000 at December 31, 2008. Total shares outstanding increased from 9,772,729 shares at the end of 2008 to 9,948,727 at the end of 2009. The change reflects 76,998 shares purchased through the Company’s employee stock purchase plan and the net issuance of 99,000 restricted shares to key employees.
Management has reviewed our current liquidity position, the access to other sources of capital, and the line of credit arrangement in place, in conjunction with current expense levels, and determined that more than sufficient resources exist to fully fund operational and strategic initiatives contemplated for the next twelve months and beyond.
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
Recovery of 100% of projected SERP costs is designed through a program of Company-owned life insurance (COLI). Recovery for the imputed time value of the money, plus all costs associated with the COLI premium payments, and benefit obligations, are included in this program. The Company currently owns 14 separate life insurance contracts on selected current and former employees, not all of who will ultimately qualify for participation in the plan. The cumulative death benefit attached to these policies is $10.2 million and is not included in the Company’s Consolidated Balance Sheet as of December 31, 2009.
The cash surrender values of these policies at December 31, 2009 totaled approximately $2,996,000 and are included in the Company’s consolidated balance sheets under the caption of “Pension Assets.”

The projected future pension benefits expected to be paid under this plan are as follows, assuming retirement at 65 and a life expectancy of 80 years for all participants:

Year Ending December 31,

2010	502,059
2011	471,902
2012	477,005
2013	487,166
2014	487,166
2015-2019	2,329,859
The net present value of these projected pension obligations at December 31, 2009, totals $5,176,130, and is included in the current and long-term liability sections of the Company’s consolidated balance sheets.
Lease Obligations — The Company leases current office facilities under an operating lease, which expires on October 31, 2010. Rent expense under this operating lease (exclusive of real estate taxes and other expenses payable under the lease) was approximately $410,000, $350,000, and $346,000 for the years ended December 31, 2009, 2008 and 2007, respectively.
Minimum lease payments remaining as of December 31, 2009 under operating leases total $342,133.
Purchase Commitments — The Company has no purchase commitment contracts in place as of December 31, 2009.
Critical Accounting Policies
The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported therein. The most significant of these involving difficult or complex judgments in 2009 include:
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

5)
In June 2008, the Financial Accounting Standards Board issued ASC 260-10, formerly FASB Staff Position (FSP) EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities”. ASC 260-10 clarifies that share-based payment awards that entitle their holders to receive non-forfeitable dividends or dividend equivalents before vesting should be considered participating securities. We have granted and expect to continue to grant restricted stock that contain non-forfeitable rights to dividends and will be considered participating securities upon adoption of ASC 260-10. As participating securities, we will be required to include these instruments in the calculation of our basic earnings per share (“EPS”), and we will need to calculate basic EPS using the “two-class method.” Restricted stock is currently included in our dilutive EPS calculation using the treasury stock method. The two-class method of computing EPS is an earnings allocation formula that determines EPS for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. ASC 260-10 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. As such, the Company adopted these provisions at the beginning of the fiscal year ended December 31, 2009. Adoption of ASC 260-10 did not have a material effect on the Company’s financial statements.

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

8)
In June 2009, the Financial Accounting Standards Board issued ASC 105-10, formerly SFAS No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (“SFAS 168”). ASC 105-10 replaces Statement 162 and establishes the FASB Accounting Standards CodificationTM (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. ASC 105-10 is effective for financial statements issued for fiscal years and interim periods ending after September 15, 2009. As such, the Company adopted these provisions at the beginning of the interim period ending September 30, 2009. The adoption of ASC 105-10 did not have a material effect on the Company’s financial statements.

9)
In August 2009, the FASB issued the FASB Accounting Standards Update No. 2009-05, Fair Value Measurement and Disclosures Topic 820 — Measuring Liabilities at Fair Value, which provides amendments to subtopic 820-10, Fair Value Measurements and Disclosures — Overall, for the fair value measurement of liabilities. This Update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of several specific techniques. ASC 820-10 is effective upon the first reporting period, including interim periods, beginning after issuance. As such, the Company adopted these provisions at the beginning of the interim period ending September 30, 2009. The adoption of ASC 820-10 did not have a material effect on the Company’s financial statements.

10)
In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-06, Implementation Guidance on Accounting for Uncertainty in Income Taxes and Disclosure Amendments for Nonpublic Entities, which provides amendments to Topic 740, Income Taxes. This update provides additional implementation guidance. ASC 740 is effective for financial statements issued for fiscal years and interim periods ending after September 15, 2009. As such, the Company adopted these provisions at the beginning of the interim period ending September 30, 2009. The adoption of ASC 740 did not have a material effect on the Company’s financial statements.

11)
In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-12, Fair Value Measurements and Disclosures Topic 820 — Investment in Certain Entities That Calculate Net Assets Value Per Share (or Its Equivalent), which provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures-Overall, for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). The amendments in this Update permit, as a practical expedient, a reporting entity to measure the fair value of an investment that is within the scope of the amendments in this Update on the basis of the net asset value per share of the investment (or its equivalent) if the net asset value of the investment (or its equivalent) is calculated in a manner consistent with the measurement principles of Topic 946 as of the reporting entity’s measurement date, including measurement of all or substantially all of the underlying investments of the investee in accordance with Topic 820. The amendments in this Update also require disclosures by major category of investment about the attributes of investments within the scope of the amendments in this Update, such as the nature of any restrictions on the investor’s ability to redeem its investments a the measurement date, any unfunded commitments (for example, a contractual commitment by the investor to invest a specified amount of additional capital at a future date to fund investments that will be make by the investee), and the investment strategies of the investees. The major category of investment is required to be determined on the basis of the nature and risks of the investment in a manner consistent with the guidance for major security types in U.S. GAAP on investments in debt and equity securities in paragraph 320-10-50-1B. The disclosures are required for all investments within the scope of the amendments in this Update regardless of whether the fair value of the investment is measured using the practical expedient. ASC 820-10 is effective for financial statements issued for fiscal years and interim periods ending after December 15, 2009. As such, the Company adopted these provisions at the beginning of the period ending December 31, 2009. The adoption of ASC 820-10 did not have a material effect on the Company’s financial statements.

12)
In October 2009, the FASB issued Accounting Standards Update No. 2009-13, Multiple-Deliverable Revenue Arrangements, which amends existing revenue recognition accounting pronouncements that are currently within the scope of FASB Codification Subtopic 605-25 (previously included within EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, or EITF 00-21). The consensus to EITF Issue No. 08-01, Revenue Arrangements with Multiple Deliverables, or EITF 08-01, provides accounting principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. This guidance eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. EITF 00-21 previously required that the fair value of the undelivered item be the price of the item either sold in a separate transaction between unrelated third parties or the price charged for each item when the item is sold separately by the vendor. This was difficult to determine when the product was not individually sold because of its unique features. Under EITF 00-21, if the fair value of all of the elements in the arrangement was not determinable, then revenue was deferred until all of the items were delivered or fair value was determined. This new approach is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company will have to evaluate the impact of this standard on future revenue arrangements that we may enter into.

Item 7A	Quantitative and Qualitative Disclosures About Market Risk
The Company has no long-term bank debt obligations. The Company has no foreign currency exchange risk and has no foreign currency exchange contracts.
The Company generally invests its available cash in low risk securities such as bond funds or government issued securities.
At December 31, 2009 and 2008 the carrying value of investments approximated fair market value. Investments at December 31, 2009 and 2008 consisted of the following:

	2009	2008

Bond Funds	$34,367	$278,276
US Government Securities	423,153	704,055

	$457,520	$982,331

Item 8	Index to Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and
Stockholders of Veramark Technologies, Inc.
As successor by merger, effective October 1, 2009, to the registered public accounting firm Rotenberg & Co., LLP, we have audited the accompanying balance sheets of Veramark Technologies, Inc as of December 31, 2009 and 2008, and the related statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2009. Veramark Technologies, Inc’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Veramark Technologies, Inc as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.
/s/ EFP Rotenberg, LLP
EFP Rotenberg, LLP
Rochester, New York
March 24, 2010

VERAMARK TECHNOLOGIES, INC.
BALANCE SHEETS
DECEMBER 31, 2009 AND 2008

	2009	2008
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$488,381	$1,014,669
Investments	457,520	982,331
Accounts receivable, trade (net of allowance for doubtful accounts of $24,000 and $30,000)	1,314,986	1,047,527
Inventories, net	13,510	35,055
Prepaid expenses	389,267	244,511
Other current assets	509,590	—

Total current assets	3,173,254	3,324,093

PROPERTY AND EQUIPMENT:
Cost	3,520,903	3,862,879
Less accumulated depreciation	(3,207,550)	(3,406,882)

Property and equipment, net	313,353	455,997

OTHER ASSETS:
Software development costs (net of accumulated amortization of $2,497,948 and $3,332,886)	2,906,505	2,719,787
Pension assets	2,995,657	3,160,639
Deposits and other assets	995,766	905,761

Total other assets	6,897,928	6,786,187

TOTAL ASSETS	$10,384,535	$10,566,277

The accompanying notes are an integral part of these financial statements.

VERAMARK TECHNOLOGIES, INC.
BALANCE SHEETS
DECEMBER 31, 2009 AND 2008

	2009	2008
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$325,204	$270,842
Accrued compensation and related taxes	457,332	466,150
Deferred revenue	3,790,856	3,746,488
Current portion of pension obligation	502,059	486,059
Other accrued liabilities	632,061	94,954

Total current liabilities	5,707,512	5,064,493

Long-term portion of pension obligation	4,674,071	5,000,010

Total liabilities	10,381,583	10,064,503

STOCKHOLDERS’ EQUITY:
Common stock, par value, $0.10; shares authorized, 40,000,000; 10,028,952 shares and 9,852,954 shares issued	1,002,895	985,295
Additional paid-in capital	22,398,110	22,293,688
Accumulated deficit	(23,179,337)	(22,039,196)
Treasury stock (80,225 shares at cost)	(385,757)	(385,757)
Accumulated other comprehensive income	167,041	(352,256)

Total stockholders’ equity	2,952	501,774

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,384,535	$10,566,277

The accompanying notes are an integral part of these financial statements.

VERAMARK TECHNOLOGIES, INC.
STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

	2009	2008	2007
NET SALES
Product Sales	$1,733,216	$2,657,695	$2,880,818
Service Sales	8,413,064	8,016,196	9,038,034

Total Net Sales	10,146,280	10,673,891	11,918,852

COSTS AND OPERATING EXPENSES:
Cost of sales	2,763,802	2,886,847	3,114,467
Engineering and software development	1,149,629	1,410,086	1,226,898
Selling, general and administrative	7,386,680	6,876,055	8,352,269

Total costs and operating expenses	11,300,111	11,172,988	12,693,634

LOSS FROM OPERATIONS	(1,153,831)	(499,097)	(774,782)

INTEREST INCOME	13,690	67,686	68,733

LOSS BEFORE INCOME TAXES	(1,140,141)	(431,411)	(706,049)

INCOME TAXES	—	—	—

NET LOSS	$(1,140,141)	$(431,411)	$(706,049)

NET LOSS PER SHARE
Basic	$(0.12)	$(0.04)	$(0.08)

Diluted	$(0.12)	$(0.04)	$(0.08)

WEIGHTED AVERAGE SHARES OUTSTANDING (BASIC)	9,871,065	9,560,414	8,972,412

WEIGHTED AVERAGE SHARES OUTSTANDING (DILUTED)	9,871,065	9,560,414	8,972,412

The accompanying notes are an integral part of these financial statements.

VERAMARK TECHNOLOGIES, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

			Additional			Accumulated	Total
	Common Stock		Paid in	Accumulated	Treasury	Comprehensive	Stockholders’
	Shares	Par Value	Capital	Deficit	Stock	Income	Equity

BALANCE — December 31, 2006	8,854,801	$893,503	$21,724,250	$(20,901,736)	$(385,757)	$(327,094)	$1,003,166

Change in other comprehensive income	—	—	—	—	—	224,185	224,185
Net Loss	—	—	—	(706,049)	—	—	(706,049)

Total comprehensive Income (loss)	—	—	—	(706,049)	—	224,185	(481,864)

Stock purchase plan	23,917	2,391	13,127	—	—	—	15,518
Exercise of stock options	210,150	21,015	77,964	—	—	—	98,979
Compensation expenses — stock options	—	—	356,000	—	—	—	356,000

BALANCE — December 31, 2007	9,088,868	$916,909	$22,171,341	$(21,607,785)	$(385,757)	$(102,909)	$991,799

Change in other comprehensive income	—	—	—	—	—	(249,347)	(249,347)
Net loss	—	—	—	(431,411)	—	—	(431,411)

Total comprehensive Income (loss)	—	—	—	(431,411)	—	(249,347)	(680,758)

Stock purchase plan	94,861	9,486	14,706	—	—	—	24,192
Exercise of stock options	119,000	11,900	45,250	—	—	—	57,150
Issuance of restricted stock	470,000	47,000	38,749				85,749
Compensation expenses — stock options	—	—	23,642	—	—	—	23,642

BALANCE — December 31, 2008	9,772,729	$985,295	$22,293,688	$(22,039,196)	$(385,757)	$(352,256)	$501,774

Change in other comprehensive income	—	—	—	—	—	(519,297)	(519,297)
Net loss	—	—	—	(1,140,141)	—	—	(1,140,141)

Total comprehensive Income (loss)	—	—	—	(1,140,141)	—	(519,297)	(620,844)

Stock purchase plan	76,998	7,700	15,505	—	—	—	23,205
Issuance of restricted stock	99,000	9,900	69,376	—	—	—	79,276
Compensation expenses — stock options	—	—	19,541	—	—	—	19,541

BALANCE — December 31, 2009	9,948,727	$1,002,895	$22,398,110	$(23,179,337)	$(385,757)	$167,041	$2,952

The accompanying notes are an integral part of these financial statements.

VERAMARK TECHNOLOGIES, INC.
STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

	2009	2008	2007
OPERATING ACTIVITIES:
Net Loss	$(1,140,141)	$(431,411)	$(706,049)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,408,569	1,445,078	1,190,797
Expense (Recovery) of bad debts	(4,738)	(1,207)	1,486
Compensation expense — equity grants	98,817	109,391	356,000
Loss on disposal of fixed assets	1,432	19,585	1,181
Unrealized Gain (Losses) on investments	(11,564)	22,781	16,364
Pension assets	164,982	49,565	(343,734)
Changes in assets and liabilities:
Accounts receivable	(262,721)	256,920	138,959
Inventories	21,545	(3,291)	1,134
Prepaid expenses and other current assets	(654,346)	9,763	7,859
Deposits and other assets	(90,005)	(75,005)	(42,222)
Accounts payable	54,362	(46,285)	(31)
Accrued compensation and related taxes	(8,818)	(468,237)	253,457
Deferred revenue	44,368	377,164	52,205
Other accrued liabilities	537,107	(175,570)	(52,698)
Pension obligation	220,922	(298,590)	428,554

Net cash provided by operating activities	379,771	790,651	1,303,262

INVESTING ACTIVITIES:
(Purchase) Sale of investments	524,811	509,957	(642,633)
Additions to property and equipment	(141,303)	(245,650)	(110,974)
Capitalized software development costs	(1,312,772)	(834,973)	(796,194)

Net cash used in by investing activities	(929,264)	(570,666)	(1,549,801)

FINANCING ACTIVITIES:
Exercise of stock options	—	57,150	98,979
Employee stock purchase plan	23,205	24,192	15,518

Net cash provided by financing activities	23,205	81,342	114,497

NET CHANGE IN CASH AND CASH EQUIVALENTS	(526,288)	301,327	(132,042)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1,014,669	713,342	845,384

CASH AND CASH EQUIVALENTS, END OF YEAR	$488,381	$1,014,669	$713,342

	2009	2008	2007
SUPPLEMENTAL CASH FLOW INFORMATION
Cash Transactions:
Income taxes paid (refund)	$(6,391)	$13,129	$562
Interest paid	$1,253	$3,402	$1,679
The accompanying notes are an integral part of these financial statements.

VERAMARK TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
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

Investments — The Company records its investments in accordance with ASC 320-10, formerly Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Certain Debt and Equity Securities.” As of December 31, 2009 and 2008, the Company has classified its portfolio as available-for-sale securities. These securities are recorded at fair value, based on quoted market prices in an active market, with net unrealized holding gains and losses reported in stockholders’ equity as accumulated other comprehensive income. At December 31, 2009 and 2008 the carrying value of investments approximated fair market value, and are classified as Level 1 Assets as defined by ASC 820-10, formerly SFAS No. 157, “Fair Value Measurements.”

Investments at December 31, 2009 and 2008 consisted of the following:

	2009	2008
Bond Funds	$34,367	$278,276
US Government Securities	423,153	704,055

	$457,520	$982,331

The contractual maturities of the Company’s investments as of December 31, 2009 are primarily due within one year.

Accounts receivable and allowance for doubtful accounts — The Company extends credit to its customers in the normal course of business and collateral is generally not required for trade receivables. Exposure to credit risk is controlled through the use of credit approvals, credit limits and monitoring procedures. Accounts receivable are reported net of an allowance for doubtful accounts. The Company estimates the allowance based on its analysis of specific balances, taking into consideration the age of the past due account and anticipated collections resulting from legal issues. An account is considered past due after thirty (30) days from the invoice date. Based on these factors, there was an allowance for doubtful accounts of $24,000 at December 31, 2009 and $30,000 at December 31, 2008. Changes to the allowance for doubtful accounts are charged to expense and reduced by charge-offs, net of recoveries.

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

The Company’s customers are not concentrated in any specific geographic region, nor in any specific industry. As of December 31, 2009, four customers accounted for approximately $433,000 of the total accounts receivable balance. As of December 31, 2008, three customers accounted for approximately $336,000 of the total accounts receivable balance. The Company performs periodic credit evaluations of its customers’ financial conditions but does not require collateral to support customer receivables. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. Such losses to date have been within managements’ expectations.

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

Other Current Assets of $509,000 at December 31, 2009, represent funding held by the Company on behalf of a single customer for whom we provide bill payment services as a component of their BPO services agreement. This asset is offset by an identical balance in other accrued liabilities.

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

Long-lived assets — In accordance with ASC 360-10, formerly Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company tests long-lived assets for recoverability whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No impairment charges were recorded in 2009, 2008, or 2007.

Software development costs meeting recoverability tests are capitalized, under ASC 985-20, formerly SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed,” and amortized on a product-by-product basis over their economic life, ranging from three to five years, or the ratio of current revenues to current and anticipated revenues from such software, whichever provides the greater amortization in a particular period. The Company capitalized $1,312,772 of development costs in 2009, $834,973 of development costs in 2008 and $796,194 of development costs in 2007. The Company amortized $1,126,054 of development costs in 2009, $1,153,596 of development costs in 2008 and $933,169 of development costs in 2007. The Company periodically reviews the carrying value of capitalized software development costs and impairments are recognized in the results of operations when the expected future undiscounted operating cash flow derived from the capitalized software is less than its carrying value. No charges for impairment were required in 2009, 2008 or 2007.

Fair Value of Financial Instruments — ASC 825-10, formerly Statement of Financial Accounting Standards (“SFAS”) No. 107, “Disclosure About Fair Value of Financial Instruments,” requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. ASC 825-10 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At December 31, 2009 and 2008, the carrying value of certain financial instruments (accounts receivable and accounts payable) approximates fair value due to the short-term nature of the instruments or interest rates, which are comparable with current rates. At December 31, 2009 and 2008, the Company has no long-term debt.

On January 1, 2008, the Company adopted ASC 820-10, formerly FASB Statement No. 157, “Fair Value Measurements” (SFAS No. 157) which defines fair value, establishes a framework for measuring fair value, and requires additional disclosures about fair value measurements. The criterion that is set forth in ASC 820-10 is applicable to fair value measurement where it is permitted or required under other accounting pronouncements.

ASC 820-10 defines fair value as the exit price, which is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value measurement is based on inputs of observable and unobservable market data that a market participant would use in pricing the asset or liability. The use of observable inputs is maximized where available and the use of unobservable inputs is minimized for fair value measurement. As a means to illustrate the inputs used, ASC 820-10 establishes a three-tier fair value hierarchy that prioritizes inputs to valuation techniques used for fair value measurement.

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

The Company recognizes software license revenue under ASC 985-605, formerly Statement of Position No 97-2 “Software Revenue Recognition” as amended by Statement of Position No. 98-9, “Software Revenue Recognition With Respect to Certain Transactions”, ASC 605-25, formerly Emerging Issues Task Force 00-21, “Revenue Arrangements with Multiple Deliverables”, and related interpretations.

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

Income taxes are provided on the income earned in the financial statements. In accordance with ASC 740-10, formerly SFAS 109, “Accounting for Income Taxes,” the Company applies the liability method of accounting for income taxes, under which deferred income taxes are provided to reflect the impact of “temporary differences” between the amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not, that such assets will be realized.

Net income (or loss) per common share (“EPS”) is computed in accordance with the provisions of ASC 260-10, formerly SFAS No. 128, “Earnings Per Share.” Basic EPS is computed by dividing net income (loss) by weighted average shares outstanding. Diluted EPS includes the dilutive effect of stock options issued. There were no dilutive effects of stock options in 2009, 2008 or 2007 as the effect would have been anti-dilutive, due to the net loss incurred for those years.

Comprehensive Income — Comprehensive income includes all changes in stockholders’ equity during the period except those resulting from investments by owners and distribution to owners. The Company’s comprehensive income includes net loss or earnings, unrealized gains or losses on available for sale investments, and any gain or loss associated with the Company’s Supplement Executive Retirement Program.

Research and Development Costs — Research and development costs, other than certain software development costs previously disclosed in Note 1, are expensed as incurred. For the years ended December 31, 2009, 2008, and 2007, research and development costs expensed were $1,149,629, $1,410,086, and $1,226,898, respectively.

Stock-Based Compensation — The Company’s primary type of share-based compensation consists of stock options and restricted stock. For the year ended December 31, 2009 the company issued 40,000 stock options, and 107,000 new restricted shares. During 2009, 8,000 restricted shares, granted previously, were cancelled.

The Company records its stock-based compensation expense in accordance with ASC 718-10, formerly SFAS 123R, “Share Based Payment.” In estimating the value of stock options issued, the Company uses the Black-Scholes option pricing model. The following table provides the range of assumptions used by the Company, at the time stock options were issued.

	2009		2008
	low	high	low	high

Risk Free Rate*	1.9%	2.3%	2.5%	3.4%
Volatility	142%	152%	114%	130%

Dividend Yield	none		none
Expected Life In Years	4		4

*	Based on US Treasury 5 Year Constant Maturities.

A summary of the status of the Company’s stock option plan as of December 31, 2009 is presented below:

		Average	Average	Remaining
		Exercise	Grant-Date	Contractual	Intrinsic
	Shares	Price	Fair Value	Term (Yrs)	Value
Outstanding as of December 31, 2008	1,899,583	$1.28	$1.07	4.7	$344,300
Granted	40,000	0.40			—
Exercised	—	—			—
Canceled	(198,790)	4.11			(142,674)

Outstanding as of December 31, 2009	1,740,793	$0.94	$0.84	4.2	$201,626

Options exercisable at December 31, 2009	1,618,043	$0.97	$0.87	3.8	$201,626

As of December 31, 2009, there was $40,150 of unrecognized compensation cost related to non-vested stock options granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.25 years. As of December 31, 2009, there was $129,791 of unrecognized compensation cost related to restricted stock, the cost of which is expected to be recognized over a weighted-average period of 0.9 years.

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

5)
In June 2008, the Financial Accounting Standards Board issued ASC 260-10, formerly FASB Staff Position (FSP) EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities”. ASC 260-10 clarifies that share-based payment awards that entitle their holders to receive non-forfeitable dividends or dividend equivalents before vesting should be considered participating securities. We have granted and expect to continue to grant restricted stock that contain non-forfeitable rights to dividends and will be considered participating securities upon adoption of ASC 260-10. As participating securities, we will be required to include these instruments in the calculation of our basic earnings per share (“EPS”), and we will need to calculate basic EPS using the “two-class method.” Restricted stock is currently included in our dilutive EPS calculation using the treasury stock method. The two-class method of computing EPS is an earnings allocation formula that determines EPS for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. ASC 260-10 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. As such, the Company adopted these provisions at the beginning of the fiscal year ended December 31, 2009. Adoption of ASC 260-10 did not have a material effect on the Company’s financial statements.

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

9)
In August 2009, the FASB issued the FASB Accounting Standards Update No. 2009-05, Fair Value Measurement and Disclosures Topic 820 — Measuring Liabilities at Fair Value, which provides amendments to subtopic 820-10, Fair Value Measurements and Disclosures — Overall, for the fair value measurement of liabilities. This Update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of several specific techniques. ASC 820-10 is effective upon the first reporting period, including interim periods, beginning after issuance. As such, the Company adopted these provisions at the beginning of the interim period ending September 30, 2009. The adoption of ASC 820-10 did not have a material effect on the Company’s financial statements.

10)
In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-06, Implementation Guidance on Accounting for Uncertainty in Income Taxes and Disclosure Amendments for Nonpublic Entities, which provides amendments to Topic 740, Income Taxes. This update provides additional implementation guidance. ASC 740 is effective for financial statements issued for fiscal years and interim periods ending after September 15, 2009. As such, the Company adopted these provisions at the beginning of the interim period ending September 30, 2009. The adoption of ASC 740 did not have a material effect on the Company’s financial statements.

11)
In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-12, Fair Value Measurements and Disclosures Topic 820 — Investment in Certain Entities That Calculate Net Assets Value Per Share (or Its Equivalent), which provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures-Overall, for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). The amendments in this Update permit, as a practical expedient, a reporting entity to measure the fair value of an investment that is within the scope of the amendments in this Update on the basis of the net asset value per share of the investment (or its equivalent) if the net asset value of the investment (or its equivalent) is calculated in a manner consistent with the measurement principles of Topic 946 as of the reporting entity’s measurement date, including measurement of all or substantially all of the underlying investments of the investee in accordance with Topic 820. The amendments in this Update also require disclosures by major category of investment about the attributes of investments within the scope of the amendments in this Update, such as the nature of any restrictions on the investor’s ability to redeem its investments a the measurement date, any unfunded commitments (for example, a contractual commitment by the investor to invest a specified amount of additional capital at a future date to fund investments that will be make by the investee), and the investment strategies of the investees. The major category of investment is required to be determined on the basis of the nature and risks of the investment in a manner consistent with the guidance for major security types in U.S. GAAP on investments in debt and equity securities in paragraph 320-10-50-1B. The disclosures are required for all investments within the scope of the amendments in this Update regardless of whether the fair value of the investment is measured using the practical expedient. ASC 820-10 is effective for financial statements issued for fiscal years and interim periods ending after December 15, 2009. As such, the Company adopted these provisions at the beginning of the period ending December 31, 2009. The adoption of ASC 820-10 did not have a material effect on the Company’s financial statements.

12)
In October 2009, the FASB issued Accounting Standards Update No. 2009-13, Multiple-Deliverable Revenue Arrangements, which amends existing revenue recognition accounting pronouncements that are currently within the scope of FASB Codification Subtopic 605-25 (previously included within EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, or EITF 00-21). The consensus to EITF Issue No. 08-01, Revenue Arrangements with Multiple Deliverables, or EITF 08-01, provides accounting principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. This guidance eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. EITF 00-21 previously required that the fair value of the undelivered item be the price of the item either sold in a separate transaction between unrelated third parties or the price charged for each item when the item is sold separately by the vendor. This was difficult to determine when the product was not individually sold because of its unique features. Under EITF 00-21, if the fair value of all of the elements in the arrangement was not determinable, then revenue was deferred until all of the items were delivered or fair value was determined. This new approach is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company will have to evaluate the impact of this standard on future revenue arrangements that we may enter into.

Stock Purchase Plans — Under the Company’s Employee Stock Purchase Plan (“ESPP”), employees can purchase Veramark stock at a 15% discount to market price at the ending date of the six-month periods ending approximately June 30th and December 31st. Employees may elect to make after-tax payroll deductions of 1% to 10% of compensation as defined by the Plan, to the extent that his or her rights to purchase stock under this Plan do not exceed Twenty-Five Thousand Dollars ($25,000) worth of stock (determined at the full market value of the shares at the time such purchase would occur), and only to the extent that, immediately after the purchase, such employee would not own stock or hold outstanding options to purchase stock, such that his or her combined voting power would exceed 5% of all classes of capital stock of the Company. Employee payroll deductions are for six-month periods beginning approximately each January 1 and July 1. Shares of the Company’s common stock are purchased on or about June 30 or December 31, unless the participant has either elected to withdraw from the Plan or was terminated. Purchased shares are restricted for sale or transfer for a six-month period. All participants funds received prior to the ESPP purchase dates are held as Company liabilities without interest or other increment. No dividends are paid on employee contributions until shares are purchased. Plan participants purchased 76,998 shares at an average purchase price of $0.30 in 2009, 94,861 shares at an average purchase price of $0.26 in 2008 and 23,917 shares at an average purchase price of $0.65 in 2007.

2. PROPERTY AND EQUIPMENT
The major classifications of property and equipment as of December 31, 2009 and 2008 are:

	2009	2008

Machinery and equipment	$117,541	$128,390
Computer hardware and software	1,164,431	1,224,343
Furniture and fixtures	853,134	1,124,349
Leasehold improvements	1,385,797	1,385,797

	$3,520,903	$3,862,879

Depreciation expense was approximately $283,000, $291,000 and $258,000 for the years ended December 31, 2009, 2008 and 2007, respectively.
3. ENGINEERING AND SOFTWARE DEVELOPMENT EXPENDITURES
Engineering and software development costs incurred during the years ended December 31, 2009, 2008 and 2007 were recorded as follows:

	2009	2008	2007
Engineering and software development expenses included in the statements of operations	$1,149,629	$1,410,086	$1,226,898

Amounts capitalized and included in the balance sheets	1,312,772	834,973	796,194

Total costs for engineering and software development	$2,462,401	$2,245,059	$2,023,092

Additionally, the Company recorded amortization of capitalized software development costs of approximately $1,126,000, $1,154,000 and $933,000 for the years ended December 31, 2009, 2008 and 2007, respectively. Such amortization is included in cost of sales in the consolidated statements of operations. Estimated aggregate minimum amortization expenses for each of the next five years is:

2010	1,031,469
2011	764,692
2012	465,164
2013	381,580
2014	263,600

4. COMPREHENSIVE LOSS
Comprehensive loss for years ended December 31, 2009, 2008 and 2007 was as follows:

	2009	2008	2007

Net loss	$(1,140,141)	$(431,411)	$(706,049)
Adjustments for FASB No. 158
Reclassification to net periodic benefit cost	—	286,128	62,832
Unrealized gain (loss) arising during the period	530,861	(558,256)	144,989
Unrealized gain (loss) on investments	(11,564)	22,781	16,364

Comprehensive loss	$(620,844)	$(680,758)	$(481,864)

Accumulated comprehensive income (loss) consisted of the following as of December 31, 2009, 2008 and 2007:

	2009	2008	2007

Unrecognized prior service cost	—	—	$(286,128)
Unrecognized actuarial gain	117,594	(413,267)	144,989
Unrealized gain on investments	49,447	61,011	38,230

Total	$167,041	$(352,256)	$(102,909)

Unrecognized gain of $117,594 is expected to be recognized in the periodic benefit cost in 2010.
5. NET LOSS PER SHARE (EPS)

ASC 260-10 (SFAS 128) “Earnings Per Share” requires the Company to calculate its net income (loss) per share based on basic and diluted net income (loss) per share, as defined. Basic EPS excludes dilution and is computed by dividing net income (loss) by the weighted average number of shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The dilutive effect of outstanding options issued by the Company, are reflected in diluted EPS using the treasury stock method. Under the treasury stock method, options will generally have a dilutive effect when the average market price of common stock during the period exceeds the exercise price of the options.

	Year Ended December 31,
	2009	2008	2007
Basic

Net Loss	$(1,140,141)	$(431,411)	$(706,049)

Weighted average common shares outstanding	9,871,065	9,560,414	8,972,412

Net loss per common share	$(0.12)	$(0.04)	$(0.08)

Diluted

Net Loss	$(1,140,141)	$(431,411)	$(706,049)

Weighted average common shares outstanding	9,871,065	9,560,414	8,972,412

Additional dilutive effect of stock options & warrants after application of treasury stock method	—	—	—

Weighted average dilutive shares outstanding	9,871,065	9,560,414	8,972,412

Net Loss per common share assuming dilution	$(0.12)	$(0.04)	$(0.08)

There were no dilutive effects of stock options and warrants in 2009, 2008 or 2007, as the effect would have been anti-dilutive due to the net loss incurred for those years.
6. INDEMNIFICATION OF CUSTOMERS

The Company’s agreements with customers generally require us to indemnify the customer against claims that its software infringes third party patent, copyright, trademark or other proprietary rights. Such indemnification obligations are generally limited in a variety of industry-standard respects, including our right to replace an infringing product. As of December 31, 2009, the Company had not experienced any material losses related to these indemnification obligations and no material claims with respect thereto were outstanding. The Company does not expect significant claims related to these indemnification obligations, and consequently, the Company has not established any related reserves.

7. BENEFIT PLANS

The Company sponsors an employee incentive savings plan under section 401(k) for all eligible employees. The Company’s contributions to the plan are discretionary. The Company will contribute approximately $30,000 to employee’s 401K plans in 2010. The Company’s contribution to employee’s 401k plans was $25,000 in 2009.

The Company also sponsors an unfunded Supplemental Executive Retirement Program (“SERP”), which is a nonqualified plan that provides certain key employees defined pension benefits. For the years ended December 31, 2009 and 2008 changes to the benefit obligation consisted of the following:

	2009	2008

Benefit obligation-beginning of year	$5,486,069	$5,512,531

Current service cost-benefits earned during the period	—	24,011
Interest cost on projected benefit obligation	301,733	317,566
Unrealized loss (gain)	(117,594)	413,267
Curtailments	—	(347,589)
Benefits paid	(494,078)	(433,717)

Benefit obligation-end of year	$5,176,130	$5,486,069

A reconciliation of the SERP plan’s funded status with amounts recognized in the Company’s balance sheets is as follows:

	2009	2008

Actuarial present value of projected benefit obligation	$5,176,130	$5,486,069

Plan assets	—	—

Projected benefit obligation in excess of plan assets	$5,176,130	$5,486,069

The discount rate used in determining the actuarial present value of the projected benefit obligation was 5.5% in 2009 and 2008 and 6% for 2007. The rate of increase in future compensation levels used in determining the projected benefit obligation ranged from 0% to 3% for 2009, 2008, and 2007.

Pension expense for the years ended December 31, 2009, 2008 and 2007 consisted of the following.

	2009	2008	2007
Current service cost	$—	$24,011	$262,073
Amortization of prior service cost	—	286,128	88,490
Amortization of gain	413,267	(492,579)	(25,658)
Interest costs	301,733	317,566	307,416

Total pension expense	$715,000	$135,126	$632,321

The Company maintains life insurance covering certain key employees under its Supplemental Executive Retirement Program with the Company named as beneficiary. The Company intends to use the death benefits of these policies, as well as loans against the accumulating cash surrender value of the policies, to fund the pension obligation. The total death benefit associated with these policies is $10.2 million, with an associated accumulated cash surrender value of approximately $2,996,000 at December 31, 2009. The accumulated cash surrender values of these policies at December 31, 2008, was approximately $3,161,000. All of the current accumulated cash surrender values are available to meet current pension obligations, or to fund current general operations of the Company in the event that should become necessary.

The projected future pension benefits under this plan are as follows, assuming a retirement age of 65 and a life expectancy of 80 years for all participants:

Year Ending December 31,

2010	502,059
2011	471,925
2012	477,005
2013	487,166
2014	487,166
2015-2018	2,329,859
8. STOCKHOLDERS’ EQUITY

The Company has reserved 4,500,000 shares of its common stock for issuance under its 1998 Stock Option Plan. As of December 31, 2009, 1,225,553 shares of common stock were available for future grants. The plan provides for options, which may be issued as nonqualified or qualified incentive stock options. All options granted are generally exercisable in increments of 20 - 100% per year beginning one year from the date of grant. All options granted to employees have a ten year term.

A summary of stock option transactions for the years ended December 31, 2009, 2008 and 2007 is shown below:

	2009		2008		2007
		WEIGHTED		WEIGHTED		WEIGHTED
		AVERAGE		AVERAGE		AVERAGE
	SHARES	PRICE	SHARES	PRICE	SHARES	PRICE

Shares under option, beginning of year	1,899,583	$1.28	2,257,943	$1.60	2,790,278	$2.35

Options granted	40,000	0.40	145,500	0.63	632,485	0.79
Options exercised	—	—	(119,000)	0.48	(210,150)	0.47
Options terminated	(198,790)	4.11	(384,860)	3.14	(954,670)	3.51

Shares under option, end of year	1,740,793	$0.94	1,899,583	$1.28	2,257,943	$1.60

Shares exercisable	1,618,043	$0.97	1,766,083	$1.33	2,120,158	$1.64

Weighted average fair market value of options granted	$0.34		$0.51		$0.69

Exercise price of options outstanding	$0.20-$10.41		$0.20-$10.41		$0.28-$10.41

The following table summarizes information relating to currently outstanding and exercisable stock options as of December 31, 2009:

	Weighted
	Average
	Remaining
	Contractual		Weighted		Weighted
Range of	Life	Options	Average	Options	Average
Exercise Prices	(in years)	Outstanding	Exercise Price	Exercisable	Exercise Price

$0.20 – $1.49	5	1,458,843	$0.60	1,336,093	$0.61
$1.50 – $4.99	1	267,000	2.24	267,000	2.24
$5.00 – $10.41	0	14,950	10.14	14,950	10.14

	4	1,740,793	$0.94	1,618,043	$0.97

9. SALES INFORMATION

Sales to five customers were approximately $3,015,000 or 30% of the Company’s total sales in 2009. Sales to five customers were approximately $3,457,000 or 32% of the Company’s total sales in 2008 and $3,562,000 or 30% of the Company’s total sales in 2007.

10. INCOME TAXES
The income tax provision includes the following:

	2009	2008	2007
Current income tax expense:
Federal	$—	$—	$—
State	—	—	—

	$—	$—	$—

Deferred income tax provision (benefit):
Federal	$(419,646)	$33,561	$(282,354)
State	(67,726)	(11,636)	(20,210)
Change in valuation allowance	487,372	(21,925)	302,564

	$—	$—	$—

The income tax provision differs from those computed using the statutory federal tax rate of 34%, due to the following:

	2009	2008	2007

Tax benefit at statutory federal rate	$(387,648)	$(146,680)	$(247,443)
State taxes, net of federal tax benefit	(69,766)	(3,720)	(18,850)
Increase (decrease) in valuation allowance	487,372	(21,925)	302,564
Other	1	311	(5,874)
Nondeductible expenses	23,477	13,584	2,017
Deferred tax adjustment-net operating loss	—	(8,119)	491
Deferred tax adjustment-general business credits	(53,436)	166,549	(32,905)

	$—	$—	$—

Deferred income taxes recorded in the balance sheets results from differences between financial statement and tax reporting of income and deductions. A summary of the composition of the deferred income tax assets (liabilities) follows:

	2009	2008

General business credits	$1,504,631	$1,452,062
Net operating losses	4,150,714	3,877,944
Deferred compensation	2,391,914	2,289,360
Stock options	208,757	172,195
Alternative minimum tax credits	328,021	327,154
Inventory	263	263
Accounts receivable	8,880	11,100
Capitalized software	(441,424)	(1,006,321)
Fixed assets	156,612	318,659
Other	95,493	72,726
New York State ITC	92,855	92,855

	8,496,716	7,607,997
Valuation allowance	8,496,716	(7,607,997)

Net deferred asset (liability)	$—	$—

The Company has $11,218,147 of net operating loss carryforwards available as of December 31, 2009. Of that total, $682,000 is limited to a utilization of approximately $100,000 annually. The carryforwards expire in varying amounts in 2012 through 2028. The valuation allowance decreased by $487,372 during the year ended December 31, 2009.

The Company’s tax credit carry forwards as of December 31, 2009 are as follows:

Description	Amount	Expiration Dates

General business credits	1,504,631	2009 – 2027

New York State investment tax credits	92,855	2009 – 2023

Alternative minimum tax credits	328,021	No expiration date

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

Cash paid (received) for income taxes during the years ended December 31, 2009, 2008 and 2007 totaled $(6,391), $13,129 and $562 respectively.

11. COMMITMENTS AND CONTINGENCIES

Lease Obligations — The Company leases office facilities under a lease which expires October 31, 2010. Rent expense under all operating leases (exclusive of real estate taxes and other expenses payable under the leases) was approximately $410,000, $350,000, and $346,000 for the years ended December 31, 2009, 2008 and 2007, respectively. The current term of the Company’s lease on its Pittsford facility expires October 31, 2010. Minimum lease payments for the remainder of the current lease total $342,133.

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

The material terms of the Agreement include:
•	The maximum outstanding principal balance under the Agreement is Four Hundred Thousand Dollars ($400,000).
•	Veramark may borrow under the Agreement, from time to time, an amount less than or equal to, but not greater than the available balance.
•	The outstanding principal balance will bear interest at a per annum rate equal to One-Half Percent (0.5%) above the Prime Rate.
•	The Bank may demand payment of the outstanding principal balance at any time.

13. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
Summarized quarterly financial information for the years ended December 31, 2009 and 2008 is as follows:

	Three Months Ended
	March 31	June 30	September 30	December 31
2009
Net sales	$2,522,679	$2,479,390	$2,510,515	$2,633,696
Gross profit	$1,878,460	$1,801,739	$1,790,303	$1,911,976

Net income (loss)	$(180,119)	$(541,932)	$(350,325)	$(67,765)
Net income (loss) per common share
- Basic	$(0.02)	$(0.05)	$(0.04)	$(0.01)
- Diluted	$(0.02)	$(0.05)	$(0.04)	$(0.01)

2008
Net sales	$2,671,646	$2,538,283	$2,724,296	$2,739,666
Gross profit	$1,956,683	$1,830,339	$2,003,057	$1,996,965

Net income (loss)	$(194,127)	$(259,709)	$(36,259)	$58,684
Net income (loss) per common share
- Basic	$(0.02)	$(0.03)	$0.00	$0.01
- Diluted	$(0.02)	$(0.03)	$0.00	$0.01

Item 9A.	Controls and Procedures
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
Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that internal control over financial reporting was effective as of December 31, 2009.

PART III

Item 10	Directors and Executive Officers of the Registrant
Information relating to the officers and directors of the Company and the Committees of the Company’s Board of Directors is incorporated herein by reference to portions of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held May 20, 2010, under the headings “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance.”
The following lists the names and ages of all executive officers and Directors of the Company as of the date of this report, all persons chosen to become executive officers, all persons nominated or chosen to become directors, all positions and offices with the Company held by such persons and the business experience during the past five years of such persons.
MANAGEMENT
Directors and Executive Officers of the Registrant

Name	Age	Position

Seth J. Collins	43	Director

Charles A. Constantino	70	Director

John E. Gould	65	Director

Anthony C. Mazzullo	52	President and Chief Executive Officer, Chairman of the Board

Ronald C. Lundy	58	Vice President of Finance and CFO
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

John E. Gould has been a Director of Veramark since August 1997. For more than five years, Mr. Gould was a Partner in Gould & Wilkie LLP, a general practice law firm located in New York City. On May 1, 2002, Gould & Wilkie LLP combined with Thompson Hine LLP, a larger general practice law firm with headquarters in Cleveland, Ohio. On October 1, 2009, Mr. Gould retired from Thompson Hine, LLP and joined the firm’s long-time client, CH Energy Group, Inc., as Executive Vice President and General Counsel. Mr. Gould is also Chairman of the American Geographical Society and a Director of the Gerber Life Insurance Company.
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
Ronald C. Lundy was appointed Vice President of Finance and Chief Financial Officer in March 2007. Since joining Veramark in 1984 he has held a variety of financial management positions, the most recent having been Treasurer since August of 1993. Prior to that, he held various financial positions with Rochester Instrument Systems, Inc. from 1974-1983.
The Company has adopted a Code of Business Conduct and Ethics for all principal executive officers, directors, and employees of the Company. A copy of this code is incorporated by reference to portions of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held May 20, 2010. A copy of the Code of Business Conduct and Ethics is available, without charge, upon written request to the Company’s Vice President of Finance and Chief Financial Officer at the Company’s corporate offices.

Item 11	Executive Compensation
Information relating to executive compensation is incorporated by reference to portions of to the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held May 20, 2010, under the heading “Executive Compensation.”

Item 12	Security Ownership of Certain Beneficial Owners and Management
Information relating to the security holdings of more than five percent holders and directors and officers of the Company is incorporated herein by reference to portions of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held May 20, 2010, under the headings “Executive Compensation” and “Stock Options.”

Item 13	Certain Relationships and Related Transactions
Information related to certain relationships and related transactions of the Company are incorporated herein by reference to portions of the Company’s Proxy Statement, for the Annual Meeting of Shareholders to be held May 20, 2010, under the heading “Certain Relationships and Related Transactions.”

PART IV

Item 14	Principal Accounting Fees and Services
Information relating to accounting fees and services incurred by and provided to the Company are incorporated herein by reference to portions of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held May 20, 2010, under the heading “Audit Fees and Services.”

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

VERAMARK TECHNOLOGIES, INC., Registrant
/s/ Anthony C. Mazzullo
Anthony C. Mazzullo, President and CEO
Dated: March 24, 2010

/s/ Ronald C. Lundy
Ronald C. Lundy, Vice President of Finance and CFO
Dated: March 24, 2010
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

Signature	Capacity	Date

/s/ John E. Gould John E. Gould	Director	March 24, 2010

/s/ Seth J. Collins Seth J. Collins	Director	March 24, 2010

/s/ Charles A. Constantino Charles A. Constantino	Director	March 24, 2010