Form 10-Q
period 2010-03-31
VERAMARK TECHNOLOGIES INC
filed 2010-05-13
CIK 747605

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

☑	Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934
or

☐	Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For Quarter Ended March 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
The number of shares of Common Stock, $.10 par value, outstanding on March 31, 2010 was 9,828,727.

PART I — FINANCIAL INFORMATION
VERAMARK TECHNOLOGIES, INC.
CONDENSED BALANCE SHEETS

	(Unaudited)
	March 31,	December 31,
	2010	2009
ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$601,402	$488,381
Investments	420,963	457,520
Accounts receivable, trade (net of allowance for doubtful accounts of $25,000 and $24,000, respectively)	1,378,552	1,314,986
Inventories, net	10,275	13,510
Prepaid expenses	444,851	389,267
Other current assets	384,930	509,590

Total Current Assets	3,240,973	3,173,254

PROPERTY AND EQUIPMENT

Cost	3,638,361	3,520,903
Less accumulated depreciation	(3,249,883)	(3,207,550)

Property and Equipment (Net)	388,478	313,353

OTHER ASSETS:

Software development costs (net of accumulated amortization of $2,817,887 and $2,497,948, respectively)	2,889,377	2,906,505
Pension assets	3,015,777	2,995,657
Deposits and other assets	1,037,988	995,766

Total Other Assets	6,943,142	6,897,928

TOTAL ASSETS	$10,572,593	$10,384,535

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$354,008	$325,204
Accrued compensation and related taxes	506,702	457,332
Deferred revenue	4,008,442	3,790,856
Current portion of pension obligation	502,059	502,059
Other accrued liabilities	504,156	632,061

Total Current Liabilities	5,875,367	5,707,512

Pension obligation	4,640,455	4,674,071

Total Liabilities	10,515,822	10,381,583

STOCKHOLDERS’ EQUITY:
Common Stock, par value $.10; shares authorized, 40,000,000; shares issued and outstanding, 9,908,952 and 10,028,952	990,895	1,002,895
Additional paid-in capital	22,440,365	22,398,110
Accumulated deficit	(23,112,826)	(23,179,337)
Treasury stock (80,225 shares, at cost)	(385,757)	(385,757)
Accumulated other comprehensive income	124,094	167,041

Total Stockholders’ Equity	56,771	2,952

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,572,593	$10,384,535

The accompanying notes are an integral part of these financial statements.

VERAMARK TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
	March 31,
	2010	2009

NET REVENUES
Product sales	$532,406	$468,269
Service sales	2,249,323	2,054,410

Total Net Sales	2,781,729	2,522,679

COSTS AND OPERATING EXPENSES:
Cost of sales	736,058	644,219
Engineering and software development	320,039	294,516
Selling, general and administrative	1,676,344	1,773,627

Total Costs and Operating Expenses	2,732,441	2,712,362

INCOME (LOSS) FROM OPERATIONS	49,288	(189,683)

NET INTEREST INCOME	17,223	9,564

INCOME (LOSS) BEFORE INCOME TAXES	66,511	(180,119)

INCOME TAXES	—	—

NET INCOME (LOSS)	$66,511	$(180,119)

NET INCOME (LOSS) PER SHARE
Basic	$0.01	$(0.02)

Diluted	$0.01	$(0.02)

The accompanying notes are an integral part of these financial statements.

VERAMARK TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2010	2009
OPERATING ACTIVITIES:
Net income (loss)	$66,511	$(180,119)
Adjustments to reconcile net income or loss to net cash flows provided by operating activities
Depreciation and amortization	371,611	406,213
Bad debt expense	3,859	(14,000)
Share based compensation expense	30,255	27,067
Pension assets	(20,120)	(7,500)
Loss on disposal of fixed assets	140	0
Unrealized gain (losses) on investments	(13,547)	(5,351)
Changes in assets and liabilities:
Accounts receivable	(67,425)	(49,166)
Inventories	3,235	6,770
Prepaid expenses and other current assets	69,076	(215,982)
Deposits and other assets	(42,222)	0
Accounts payable	28,804	107,380
Accrued compensation and related taxes	49,370	50,656
Deferred revenue	217,586	(36,515)
Other accrued liabilities	(127,905)	(26,017)
Pension obligation	(63,016)	(18,515)

Net cash provided by operating activities	506,212	44,921

INVESTING ACTIVITIES:
Sale of investments	36,557	10,473
Capitalized software development costs	(302,811)	(297,983)
Additions to property and equipment	(126,937)	(124,300)

Net cash flows used by investing activities	(393,191)	(411,810)

FINANCING ACTIVITY:
Exercise of stock options	0	0

Net cash provided by financing activities	0	0

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	113,021	(366,889)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	488,381	1,014,669

CASH AND CASH EQUIVALENTS, END OF PERIOD	$601,402	$647,780

	2010	2009
SUPPLEMENTAL CASH FLOW INFORMATION
Cash Transactions:
Income taxes paid, net	$250	$2,750
Interest paid	$488	$226
The accompanying notes are an integral part of these financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(1)	GENERAL
The accompanying unaudited financial statements include all adjustments of a normal and recurring nature which, in the opinion of Company’s management, are necessary to present fairly the Company’s financial position as of March 31, 2010, the results of its operations for the three months ended March 31, 2010 and 2009, and cash flows for the three months ended March 31, 2010 and 2009.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed financial statements should be read in conjunction with the financial statements and related notes contained in the Company’s Annual Report on Form 10-K to the Securities and Exchange Commission for the year ended December 31, 2009.
The results of operations and cash flows for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the full year’s operation.
(2)	PROPERTY AND EQUIPMENT
The major classifications of property and equipment at March 31, 2010, and December 31, 2009 were:

	March 31,	December 31,
	2010	2009

Machinery and equipment	$117,541	$117,541
Computer hardware and software	1,281,889	1,164,431
Furniture and fixtures	853,134	853,134
Leasehold improvements	1,385,797	1,385,797

	$3,638,361	$3,520,903

For the quarter ended March 31, 2010 and March 31, 2009, the Company recorded depreciation expense of $51,672 and $89,111, respectively.
(3)	STOCK-BASED COMPENSATION
The Company’s share-based compensation consists of restricted stock and stock options, generally vesting over periods ranging from one to four years. For the quarter ended March 31, 2010, the company awarded 3,000 stock options vesting over four years. During the first quarter of 2009 the Company awarded 50,000 restricted shares and 16,500 stock options vesting over four years.

A summary of the status of the Company’s stock option plan as of March 31, 2010 is presented below:

		Average	Average	Remaining
		Exercise	Grant-Date	Contractual	Intrinsic
	Shares	Price	Fair Value	Term (Yrs)	Value
Outstanding as of December 31, 2009	1,740,793	$0.94	$0.84	4.2	$201,626
Granted	3,000	$0.42			—
Exercised	—	—			—
Canceled	(19,275)	8.19			(27,682)

Outstanding as of March 31, 2010	1,724,518	$0.85	$0.78	4.0	$173,944

Options exercisable at March 31, 2010	1,612,643	$0.87	$0.80	3.7	$173,944

As of March 31, 2010, there was $35,214 of total unrecognized compensation cost related to non-vested stock options granted under the Plan and $104,749 of unrecognized compensation cost related to non-vested restricted stock grants. The compensation cost for stock options will be recognized over a weighted-average period of 1.2 years. The compensation costs of restricted stock will be recognized over a weighted-average period of 0.8 years.
(4)	TOTAL COMPREHENSIVE INCOME (LOSS)
Total comprehensive income (loss) for the first quarter of 2010 and 2009 was as follows:

	Three Months Ended March 31,
	2010	2009

Net income (loss)	$66,511	$(180,119)
Unrealized change — pension	(29,400)	103,317
Unrealized change on investments	(13,547)	(5,351)

Total comprehensive income (loss)	$23,564	$(82,153)

(5)	NET INCOME (LOSS) PER SHARE (EPS)
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

Calculations of Earnings (Loss) Per Share

	Three Months Ended
	March 31,
	2010	2009
Basic

Net Income (loss)	$66,511	$(180,119)

Weighted average common shares outstanding	9,828,727	9,784,729

Net Income (loss) per common share	$0.01	$(0.02)

Diluted

Net Income (loss)	$66,511	$(180,119)

Weighted average common shares outstanding	9,828,727	9,784,729

Additional dilutive effect of stock options and warrants after application of treasury stock method	18,850	—

Weighted average dilutive shares outstanding	9,847,577	9,784,729

Net Income (loss) per common share assuming full dilution	$0.01	$(0.02)

There were no dilutive effects of stock options in the first quarter of 2009, as the effect would have been anti-dilutive due to the net loss incurred.
(6)	INDEMNIFICATION OF CUSTOMERS
Our agreements with customers generally require us to indemnify the customer against claims that our software infringes third party patent, copyright, trademark or other proprietary rights. Such indemnification obligations are generally limited in a variety of industry-standard respects, including our right to replace an infringing product. As of March 31, 2010 we had not experienced any material losses related to these indemnification obligations and no material claims with respect thereto were outstanding. We do not expect significant claims related to these indemnification obligations, and consequently, we have not established any related reserves.
(7)	BENEFIT PLANS
The Company sponsors an employee incentive savings plan under Section 401(k) for all eligible employees. The Company’s contributions to the plan are discretionary. During the first quarter of 2010 the Company contributed $24,644 to employee’s 401k accounts. During the first quarter of 2009 the Company’s contribution to employee 401k accounts totaled $23,868.

The Company also sponsors an unfunded Supplemental Executive Retirement Program (“SERP”), which is a non-qualified plan that provides certain key employees defined pension benefits. Periodic pension expense for the three months ended March 31, 2010 and 2009 consists of the following:

	Three Months Ended March 31,
	2010	2009

Interest Cost	$91,899	$(8,317)
Unrealized Actuarial Gain	(29,400)	103,317

Pension Expense	$62,499	$95,000

The Company paid pension obligations of $125,515 for the three months ended March 31, 2010 and $113,515 for the three months ended March 31, 2009.
The discount rate used in determining the actuarial present value of the projected benefit obligation was 5.5% for the three months ended March 31, 2010 and 2009.
The Company maintains life insurance covering certain key employees under its Supplemental Executive Retirement Program with the Company named as beneficiary. The Company intends to use the death benefits of these policies, as well as loans against the accumulating cash surrender value of the policies, to fund future pension obligations. The total death benefit associated with these policies is $10.2 million, with an associated accumulated cash surrender value of approximately $3,016,000 at March 31, 2010. The accumulated cash surrender values of these policies at December 31, 2009 was approximately $2,996,000.
The projected pension benefits paid or expected to be paid under this plan are as follows, assuming retirement at 65 and a life expectancy of 80 years for all participants:
Period Ending December 31, Unless Stated Otherwise,

Q2 – Q4 2010	376,544
2011	471,925
2012	477,005
2013	487,166
2014	487,166
2015 – 2019	2,329,859

The Company has a contractual obligation to maintain certain health benefits for two of its former executive officers. These benefits are accounted for as Post Retirement Healthcare Benefits, (“PRHB”). Periodic PRHB expensed and paid for the three months ended March 31, 2010 and 2009 consists of the following:

	Three Months Ended March 31,
	2010	2009

Current Service Cost	$2,125	$2,005
Interest Cost	1,287	1,407

PRHB Expense	$3,412	$3,412

The projected PRHB paid or expected to be paid are as follows:
Period Ending December 31, Unless Stated Otherwise,

Q2 – Q4 2010	10,237
2011	13,649
2012	13,649
2013	13,649
2014	10,149
2015 – 2019	33,245

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Overview
Revenues for the first quarter ended March 31, 2010, of $2,782,000, increased 10% from revenues of $2,523,000 reported for the first quarter of 2009. The net income earned for the first quarter of 2010 of $67,000, representing $0.01 per diluted share, compared with a net loss of $180,000, or $0.02 per share, incurred for the first quarter of 2009.
The higher revenues realized in the first quarter, as compared to prior year results, reflect higher revenues derived from multi-year contracts providing Telecom Expense Management (TEM) and Business Process Outsourcing (BPO) services to a growing client base.
Orders received during the first quarter of 2010 totaled $3.0 million, down from $3.4 million for the first quarter of 2009, a quarter which included a single BPO order valued at $1.1 million. Orders for premise based licensed products and services increased 23% in the first quarter of 2010, from the same quarter of 2009.
Embedded backlog, which represents the value of orders received for products and services to be provided in future periods, increased to approximately $7.9 million at March 31, 2010, up from approximately $7.5 million at December 31, 2009.
Revenues
Revenues recognized for TEM and BPO services for the first quarter of 2010 increased 63% from revenues generated for the first quarter of 2009, accounting for 28% of first quarter 2010 revenues. For the first quarter of 2009, TEM and BPO revenues accounted for 19% of total revenues.
Revenues from the sale of licenses and services for premise based products decreased 5% from the prior year. Maintenance revenues on the installed based of premised based products however, increased 4% for the first quarter of 2010 as compared with the same quarter of 2009.
Gross Margin
Gross margin (defined as revenues minus cost of sales) totaled $2,046,000 for the quarter ended March 31, 2010, an increase of 9% from gross margin of $1,878,000 for the quarter ended March 31, 2009. The increased gross margin results from a combination of the higher revenues achieved in 2010 versus 2009, in addition to the positive effects of spreading fixed costs over a growing number of contracts.

Operating Expenses
Engineering and software development cost, net of the effects of capitalization, increased 8% from $295,000 for the quarter ended March 31, 2009 to $320,000 for the quarter ended March 31, 2010. Software development costs of $303,000 were capitalized during the first quarter of 2010, which compares with the capitalization $298,000 of software development costs in the first quarter of 2009.
Expenses for selling, general, and administrative (SG&A) expenses were reduced to $1,676,000 for the quarter ended March 31, 2010, or 6%, from SG&A expenses of $1,774,000 for the same quarter of 2009.
Liquidity and Capital Resources
Cash and short term investments at March 31, 2010, totaled $1,022,000, an increase of 8%, or $76,000 from the cash and short term investment balance of $946,000 at December 31, 2009. The Company continues to be debt free and maintains an unutilized $400,000 line of credit arrangement with a local banking institution.
Accounts receivable increased 5% from the December 31, 2009 balance of $1,315,000 to $1,379,000, at December 31, 2010. The reserve for bad debts increased slightly, from $24,000 at December 31, 2009 to $25,000 at March 31, 2010. There was no material write-off of customer balances in the first quarter of 2010.
Prepaid expenses of $445,000 at March 31, 2010, increased $56,000 from the December 31, 2009 balance of $389,000. Prepaid expenses include commissions paid to the Company’s sales force for orders received, often in advance of the associated revenue being recognized, and prepayments for business insurances and other expenditures whose economic benefit will be realized in future periods.
The net value of property and equipment at March 31, 2009 is $389,000, which compares with a total of $314,000 at December 31, 2009. Capital expenditures for the first quarter of 2010 totaled $127,000, which compares with capital expenditures of $124,000 for the same three months of 2009. Depreciation expense for the first quarter of 2010 was $52,000, down from the depreciation expense of $89,000 for the first quarter of 2009.
Software development costs capitalized and included in the balance sheet at March 31, 2010 of $2,889,000, decreased $17,000 from the December 31, 2009 balance of $2,906,000. Software development costs of $303,000 were capitalized in the first quarter of 2010, as compared with $298,000 of costs capitalized in the first quarter 2009. Amortization of software development costs capitalized in previous periods, which are charged to cost of sales, were $320,000 and $317,000 respectively, for the three months ended March 31, 2010 and 2009.
Pension assets, which consist of the cash surrender values of company-owned life insurance contracts, increased from $2,996,000 at December 31, 2009 to $3,016,000 at March 31, 2010. These cash surrender values, combined with the death benefits associated with the policies, which are not included in the Company’s balance sheet, are intended to fully fund future pension obligations of the Company.
Current liabilities of $5,875,000 at March 31, 2010 increased $167,000, or 3% from $5,708,000 at December 31, 2009. The increase in current liabilities results from a $217,000 increase in deferred revenues, which in addition to requiring little or no future cash outlay, represent a significant portion of the Company’s embedded revenues. Deferred revenues consist primarily of the value of maintenance contracts billed to customers, for whom the Company has yet to provide the underlying service, and as a result, has not yet recognized the associated revenue. It is expected that the majority of the current deferred revenues will be recognized as revenue over the next four quarters. Liabilities for both accounts payable and accrued compensation rose slightly, $29,000 and $50,000, respectively, from December 31, 2009 balances, but were offset by a decrease in other accrued liabilities of $128,000.

Stockholders equity of $57,000 at March 31, 2010, increased $54,000 from the December 31, 2009 balance of $3,000, reflecting in part the first quarter net income.
In management’s view, current cash flow projections and operating expense levels, in combination with current cash balances and access to additional capital, provide sufficient resources to fund operations for the next twelve months and beyond.
Accounting Pronouncements
•
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

•
In January 2010, the FASB issued Accounting Standards Update No. 2010-06, topic 820, Fair Value Measurements and Disclosures, which amends existing fair value disclosure pronouncements. This update provides amendments to Subtopic 820-10 that require new disclosures as follows:

1.
Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.

2.
Activity in Level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number).

This update also provides amendments to Subtopic 820-10 that clarify existing disclosures as follows:
1.
Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities.

2.
Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3.

This update also includes conforming amendments to the guidance on employers’ disclosures about postretirement benefit plan assets (Subtopic 715-20). The conforming amendments to Subtopic 715-20 change the terminology from major categories of assets to classes of assets and provide a cross reference to the guidance of Subtopic 820-10 on how to determine appropriate classes to present fair value disclosures.

This update is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company does not expect this to have a material effect on the Company’s financial statements.

•
In April 2010, the FASB issued Accounting Standards Update No. 2010-13, topic 718, Compensation — Stock Compensation, which adds clarification that an employee share-based award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as an equity. This update is effective for fiscal years, and interim periods within those fiscal years beginning on or after December 15, 2010. The Company does not expect this to have a material effect on the Company’s financial statements.

Critical Accounting Policies
The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported therein. The most significant of these involving difficult or complex judgments as described below. In each situation, management is required to make estimates about the effects of matters or future events that are inherently uncertain.
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
Sales which constitute a multiple-element arrangement are accounted for by determining if the elements can be accounted for as separate accounting units, and if so, by applying values to those units for which there is vendor specific objective evidence of their fair value. The Company uses the residual method to apply any remaining balance to the remaining elements of the arrangement. More specifically, this methodology applies when there is embedded maintenance (post-contract customer support) involved in the sale of a software license, or when the sale of a software license is made in conjunction with installation services. In the latter case, the recognition of the software license is deferred until installation is completed.
The Company’s revenues generated through hosting solutions are recognized using the proportional performance method. Revenues are recognized in the month services are rendered and earned under service agreements with clients where service fees are fixed or determinable. Contracts can be terminated with 90 days written notice. All services provided by the Company through the date of cancellation are due and payable under the contract terms.
The Company believes its revenue recognition policies are appropriate, in all circumstances, and that its policies are reflective of complexities arising from customer arrangements involving such features as maintenance, warranty agreements, license agreements, and other normal course of business arrangements.
Capitalization of Software Development
The Company capitalizes software development costs when technological feasibility has been established for the software in accordance with ASC 985-20, formerly SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” Such capitalized costs are amortized on a product-by-product basis over their economic life or the ratio of current revenues to current and anticipated revenues from such software, whichever provides the greater amortization. The Company periodically reviews the carrying value of capitalized software development costs and impairments are recognized in the results of operations when the expected future undiscounted operating cash flow derived from the capitalized software is less than its carrying value. Should the Company inaccurately determine when a product reaches technological feasibility or the economic life of a product, results could differ materially from those reported. The Company uses what it believes are reasonable assumptions and where applicable, established valuation techniques in making its estimates.

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
Intellectual Property Rights
The Company regards its products as proprietary and attempts to protect them with a combination of copyright, trademark and trade secret protections, employee and third-party non-disclosure agreements and other methods of protection. Despite those precautions, it may be possible for unauthorized third parties to copy certain portions of the Company’s products, reverse engineer or obtain and use information that the Company regards as proprietary. The laws of some foreign countries do not protect Veramark’s proprietary rights to the same extent as the laws of the United States. Any misappropriation of the Company’s intellectual property could have a material adverse effect on its business and results of operations. Furthermore, although the Company take steps to prevent unlawful infringement of other’s intellectual property, there can be no assurance that third parties will not assert infringement claims against the Company in the future with respect to current or future products. Any such assertion could require the Company to enter into royalty arrangements or result in costly litigation.
Existing Customer Base
We derive an increasingly significant portion of our revenues from multi- year managed service contracts. As a result, if the Company lose a major customer, or if a managed service contract is delayed, reduced, or cancelled, the Company’s revenues could be adversely affected. In addition, customers who have accounted for significant revenues in the past may not generate the same amount of revenues in future periods.

Product Development
The Company has made significant investments in research, development and marketing for new products, services and technologies, including the VeraSMART software offering and its hosted or managed solutions. Significant revenue from new product and service investments may not be achieved for a number of years, if at all. Moreover, if such products or services are profitable, operating margins may not be as high as the margins historically experienced by the Company. The development of software products is a complex and time-consuming process. New products and enhancements to existing products can require long development and testing periods. Significant delays in new product releases or significant problems in creating new products, particularly any delays in future releases of the VeraSMART suite of products or services, could adversely affect the Company’s revenues.
Declines in Demand for Software
If overall market demands for software and computer devices generally, as well as call accounting software or enterprise level products and services specifically, declines, or corporate spending for such products declines, the Company’s revenue will be adversely affected. Additionally, the Company’s revenues would be unfavorably impacted if customers reduce their purchases of new software products or upgrades to existing products.
New Products and Services
The Company is in the process of transforming it’s business model from a company providing largely premise based software products and services to one offering hosted solutions providing a wide variety of TEM processes, such as wireless management, invoice processing, and reporting — as managed services under multi year arrangements. The effect of this transformation will be a reduction in the amount of revenues recognized initially on any given contract than would be realized from a one- time sale of software, but higher embedded future revenues over the life of the contract. Since major components of the Company’s cost structure including personnel and facility costs are relatively fixed based on anticipated revenues, period to period comparisons of the Company’s operating results should not be relied upon as an indicator of future performance.
Competition
The Company experiences intense competition across all markets for its products and services. Some competing firms have greater name recognition and more financial, marketing and technological resources than the Company. These competitive pressures may result in decreased sales volumes, price reductions, and/or increased operating costs, such as for marketing and sales incentives, resulting in lower revenues, gross margins and operating income.

Marketing and Sales
The Company’s marketing and distribution strategy is founded on building mutually beneficial relationships with companies that have established distribution networks. Some sell privately labeled, customized products developed and manufactured by the Company to their specific specifications, while others resell the Company’s products. Any loss of the continued availability of those relationships could have a material adverse effect on the Company’s business and results of operations.
Security and Privacy Breaches in the Company Systems May Damage Client Relations and Inhibit our Growth
The uninterrupted operation of the Company’s hosted solutions and the confidentiality of third party information that resides on the Company’s systems is critical to our business. The Company has what it believes to be sufficient security in place to prevent major interruptions in service and to prevent unauthorized access. Any failure in the Company’s security and privacy measures could have a material adverse impact on it’s financial position and results of operations.

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

10.2	*	Amended and Restated Board of Directors Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 26, 2007)

10.3	*
Employment Agreement dated as of December 17, 2007 by and between the Company and Anthony C. Mazzullo (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 19, 2007)

10.4	*
Restricted Stock Award Agreement dated as of January 1, 2008 by and between the Company and Anthony C. Mazzullo (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 25, 2008)

10.5	*	2008 Incentive Plan for Management and Key Employees (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 2, 2008)

10.6	*	2008 Employee Stock Purchase Plan (incorporated by reference to Exhibit F to the Company’s Proxy Statement for its 2008 Annual Meeting of Shareholders filed on April 29, 2008)

10.7	*	Description of non-employee director compensation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 18, 2008)

10.8	*
Amended Salary Continuation Agreement dated as of October 10, 2008 by and between the Company and Ronald C. Lundy (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 17, 2008)

10.9	*
Form of 2008 Employee Stock Purchase Plan Enrollment Agreement (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (File No. 333-155286) filed on November 12, 2008)

10.10	*
2010 Bonus Compensation Plan dated as of March 1, 2010 by and between the Company and Anthony C. Mazzullo (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 5, 2010)

10.11	*	2010 Incentive Plan for Management and Key Employees (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 5, 2010)

14		Code of Business Conduct and Ethics (incorporated by reference to Exhibit E to the Company’s Proxy Statement for its 2008 Annual Meeting of Shareholders filed on April 29, 2008)

31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement
(c)	Schedules required to be filed by Regulation S-X
none
All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
VERAMARK TECHNOLOGIES, INC.
REGISTRANT
Date: May 13, 2010

/s/ Anthony C. Mazzullo Anthony C. Mazzullo
President and CEO
Date: May 13, 2010

/s/ Ronald C. Lundy Ronald C. Lundy
Vice President of Finance and CFO