Form 10-Q
period 2010-06-30
VERAMARK TECHNOLOGIES INC
filed 2010-08-16
CIK 747605

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

☑	Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934
or

☐	Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For Quarter Ended June 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
The number of shares of Common Stock, $.10 par value, outstanding on June 30, 2010 was 9,954,770.

PART I FINANCIAL INFORMATION
VERAMARK TECHNOLOGIES, INC.
CONDENSED BALANCE SHEETS

	(Unaudited)
	June 30,	December 31,
	2010	2009
ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$310,797	$488,381
Short-Term Investments	470,430	457,520
Accounts receivable, trade (net of allowance for doubtful accounts of $36,000 and $24,000, respectively)	1,855,546	1,314,986
Inventories, net	12,802	13,510
Prepaid expenses	367,191	389,267
Other current assets	483,215	509,590

Total Current Assets	3,499,981	3,173,254

PROPERTY AND EQUIPMENT

Cost	3,650,530	3,520,903
Less accumulated depreciation	(3,298,254)	(3,207,550)

Property and Equipment (Net)	352,276	313,353

OTHER ASSETS:
Software development costs (net of accumulated amortization of $1,783,912 and $2,497,948, respectively)	2,840,747	2,906,505
Pension assets	3,057,028	2,995,657
Intagible assets, net	966,000	—
Goodwill	336,219	—
Deposits and other assets	1,037,988	995,766

Total Other Assets	8,237,982	6,897,928

TOTAL ASSETS	$12,090,239	$10,384,535

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$345,260	$325,204
Accrued compensation	657,906	457,332
Deferred revenue	3,786,054	3,790,856
Bank debt — current portion	300,000	—
Pension obligation — current portion	502,059	502,059
Contingent liabilities — current portion	803,276	—
Other accrued liabilities	603,024	632,061

Total Current Liabilities	6,997,579	5,707,512

Long-term portion of contingent liabilities — net of current portion	276,550	—
Pension obligation	4,556,841	4,674,071

Total Liabilities	11,830,970	10,381,583

STOCKHOLDERS’ EQUITY:
Common Stock, par value $.10; shares authorized, 40,000,000; shares issued and outstanding, 10,034,995 and 10,028,952	1,003,499	1,002,895
Additional paid-in capital	22,528,115	22,398,110
Accumulated deficit	(22,990,482)	(23,179,337)
Treasury stock (80,225 shares, at cost)	(385,757)	(385,757)
Accumulated other comprehensive income	103,894	167,041

Total Stockholders’ Equity	259,269	2,952

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,090,239	$10,384,535

The accompanying notes are an integral part of these financial statements.

VERAMARK TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

NET REVENUES
Product sales	$662,304	$382,259	$1,194,710	$850,528
Service sales	2,504,887	2,097,131	4,754,210	4,151,541

Total Net Sales	3,167,191	2,479,390	5,948,920	5,002,069

COSTS AND OPERATING EXPENSES:
Cost of sales	892,088	677,651	1,628,146	1,321,870
Engineering and software development	374,752	278,648	694,791	573,164
Selling, general and administrative	1,778,243	2,049,105	3,454,587	3,822,732

Total Costs and Operating Expenses	3,045,083	3,005,404	5,777,524	5,717,766

INCOME (LOSS) FROM OPERATIONS	122,108	(526,014)	171,396	(715,697)

NET INTEREST INCOME	236	(15,918)	17,459	(6,354)

INCOME (LOSS) BEFORE INCOME TAXES	122,344	(541,932)	188,855	(722,051)

INCOME TAXES	—	—	—	—

NET INCOME (LOSS)	$122,344	$(541,932)	$188,855	$(722,051)

NET INCOME (LOSS) PER SHARE
Basic	$0.01	$(0.05)	$0.02	$(0.07)

Diluted	$0.01	$(0.05)	$0.02	$(0.07)

The accompanying notes are an integral part of these financial statements.

VERAMARK TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2010	2009
OPERATING ACTIVITIES:
Net Income (Loss)	$188,855	$(722,051)
Adjustments to reconcile net income or loss to net cash flows provided by operating activities
Depreciation and amortization	766,195	773,896
Bad debt expense	14,881	(11,339)
Share based compensation expense	60,327	61,933
Pension assets	(61,371)	(10,840)
Loss on disposal of fixed assets	989	20
Unrealized gain (losses) on investments	(4,347)	229
Changes in assets and liabilities:
Accounts receivable	(452,815)	185,031
Inventories	708	8,467
Prepaid expenses and other current assets	48,451	(132,908)
Deposits and other assets	(42,222)	(90,005)
Accounts payable	20,056	7,581
Accrued compensation and related taxes	200,574	92,509
Deferred revenue	(4,802)	(321,291)
Other accrued liabilities	(29,037)	(8,097)
Pension obligation	(176,030)	(5,029)
Change in contingent liability — stock	(6,980)	—

Net cash provided (used) by operating activities	523,432	(171,894)

INVESTING ACTIVITIES:
Acquisitions	(300,000)	—
Purchase sale of investments	(12,910)	338,674
Capitalized software development costs	(572,914)	(636,833)
Additions to property and equipment	(128,474)	(134,597)

Net cash flows used by investing activities	(1,014,298)	(432,756)

FINANCING ACTIVITIES
Bank borrowing	300,000	—
Transfer of surender values	—	310,000
Proceeds — employee stock purchase plan	13,282	14,281

Net cash provided by financing activities	313,282	324,281

NET DECREASE IN CASH AND CASH EQUIVALENTS	(177,584)	(280,369)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	488,381	1,014,669

CASH AND CASH EQUIVALENTS, END OF PERIOD	$310,797	$734,300

	2010	2009
SUPPLEMENTAL CASH FLOW INFORMATION
Cash Transactions:
Income taxes paid, net	$1,850	$4,350
Interest paid	$1,605	$(202)

Supplemental Disclosure of Investing Activities

Acquisitions

FMV of Assets Acquired	$(993,000)
Goodwill	(336,219)
Short-term Increase in Contingent Liabilities	806,936
Long-term Increase in Contingent Liabilities	279,870
Increase in Capital Assets	(11,961)
Increase in Equity	57,000
Accounts Receivable	(102,626)

$(300,000)

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(1)	GENERAL
The accompanying unaudited financial statements include all adjustments of a normal and recurring nature which, in the opinion of Company’s management, are necessary to present fairly the Company’s financial position as of June 30, 2010, the results of its operations for the three and six months ended June 30, 2010 and 2009, and cash flows for the six months ended June 30, 2010 and 2009.
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
The results of operations and cash flows for the three and six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the full year’s operation.

(2)	PROPERTY AND EQUIPMENT
The major classifications of property and equipment at June 30, 2010, and December 31, 2009 were:

	June 30,	December 31,
	2010	2009

Machinery and equipment	$117,541	$117,541
Computer hardware and software	1,285,301	1,164,431
Furniture and fixtures	861,891	853,134
Leasehold improvements	1,385,797	1,385,797

	$3,650,530	$3,520,903

For the six months ended June 30, 2010 and 2009, the Company recorded depreciation expense of $100,523 and $173,393, respectively.
(3)	STOCK-BASED COMPENSATION
The Company’s share-based compensation consists of restricted stock and stock options, generally vesting over periods ranging from one to four years. For the six months ended June 30, 2010, the Company awarded 23,000 stock options vesting over four years, cancelled 41,775 stock options, and cancelled 120,000 shares of restricted stock previously granted. During the same six months of 2009, the Company awarded 99,000 restricted shares vesting over three years, 35,500 stock options vesting over four years, and cancelled 122,915 stock options.
A summary of the status of the Company’s stock option plan as of June 30, 2010 is presented below:

		Average	Average	Remaining
		Exercise	Grant-Date	Contractual	Intrinsic
	Shares	Price	Fair Value	Term (Yrs)	Value
Outstanding as of December 31, 2009	1,740,793	$0.94	$0.84	4.2	$201,626
Granted	23,000	$0.49			—
Exercised	—	—			—
Canceled	(41,775)	4.39			(31,102)

Outstanding as of June 30, 2010	1,722,018	$0.85	$0.77	3.7	$170,524

Options exercisable at June 30, 2010	1,629,143	$0.86	$0.79	3.5	$170,524

As of June 30, 2010, there was $35,575 of total unrecognized compensation cost related to non-vested stock options granted under the Plan and $79,708 of unrecognized compensation cost related to non-vested restricted stock grants. The compensation cost for stock options will be recognized over a weighted-average period of 1.0 years. The compensation costs of restricted stock will be recognized over a weighted-average period of 0.7 years.

(4)	TOTAL COMPREHENSIVE INCOME (LOSS)
Total comprehensive income (loss) for the first quarter of 2010 and 2009 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Net income (loss)	$122,344	$(541,932)	$188,855	$(722,051)
Unrealized change — pension	(29,400)	80,000	(58,800)	183,317
Unrealized change on investments	9,200	5,580	(4,347)	229

Total comprehensive income (loss)	$102,144	$(456,352)	$125,708	$(538,505)

(5)	NET INCOME (LOSS) PER SHARE (EPS)
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Basic

Net Income (Loss)	$122,344	$(541,932)	$188,855	$(722,051)

Weighted average common shares outstanding	9,954,770	9,869,026	9,891,749	9,826,878

Net Income (Loss) per common share	$0.01	$(0.05)	$0.02	$(0.07)

Diluted

Net Income (Loss)	$122,344	$(541,932)	$188,855	$(722,051)

Weighted average common shares outstanding	9,954,770	9,869,026	9,891,749	9,826,878
Additional dilutive effect of stock options and warrants after application of treasury stock method	108,474	—	63,662	—

Weighted average dilutive shares outstanding	10,063,244	9,869,026	9,955,411	9,826,878

Net Income (Loss) per common share assuming full dilution	$0.01	$(0.05)	$0.02	$(0.07)

There were no dilutive effects of stock options for the three and six months ended June 30, 2009, as the effect would have been anti-dilutive due to the net loss incurred.
(6)	INDEMNIFICATION OF CUSTOMERS
Our agreements with customers generally require us to indemnify the customer against claims that our software infringes third party patent, copyright, trademark or other proprietary rights. Such indemnification obligations are generally limited in a variety of industry-standard respects, including our right to replace an infringing product. As of June 30, 2010 we had not experienced any material losses related to these indemnification obligations and no material claims with respect thereto were outstanding. We do not expect significant claims related to these indemnification obligations, and consequently, we have not established any related reserves.

(7)	BENEFIT PLANS
The Company sponsors an employee incentive savings plan under Section 401(k) for all eligible employees. The Company’s contributions to the plan are discretionary. During the first quarter of 2010 the Company contributed $24,644 to employee’s 401k accounts. During the first quarter of 2009 the Company’s contribution to employee 401k accounts totaled $23,868.
The Company also sponsors an unfunded Supplemental Executive Retirement Program (“SERP”), which is a non-qualified plan that provides certain key employees defined pension benefits. Periodic pension expense for the three and six months ended June 30, 2010 and 2009 consists of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Interest Cost	41,901	55,000	133,800	46,683
Unrealized Change-Pension	(29,400)	80,000	(58,800)	183,317

Pension Expense	$12,501	$135,000	$75,000	$230,000

The Company paid pension obligations of $251,030 for the six months ended June 30, 2010 and $235,030 for the six months ended June 30, 2009.
The discount rate used in determining the actuarial present value of the projected benefit obligation was 5.5% for the six months ended June 30, 2010 and 6.0% for the six months ended June 30, 2009.
The Company maintains life insurance covering certain key employees under its Supplemental Executive Retirement Program with the Company named as beneficiary. The Company intends to use the death benefits of these policies, as well as loans against the accumulating cash surrender value of the policies, to fund future pension obligations. The total death benefit associated with these policies is $10.2 million, with an associated accumulated cash surrender value of approximately $3,057,000 at June 30, 2010. The accumulated cash surrender values of these policies at December 31, 2009 was approximately $2,996,000.
The projected pension benefits paid or expected to be paid under this plan are as follows, assuming retirement at 65 and a life expectancy of 80 years for all participants:

Period Ending December 31, Unless Stated Otherwise,

Q3 – Q4 2010	251,029
2011	471,925
2012	477,005
2013	487,166
2014	487,166
2015 – 2019	2,329,859

The Company has a contractual obligation to maintain certain health benefits for two of its former executive officers. These benefits are accounted for as Post Retirement Healthcare Benefits, (“PRHB”). Periodic PRHB expensed and paid for the three and six months ended June 30, 2010 and 2009 consists of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Current Service Cost	$2,125	$2,005	$4,250	$4,010
Interest Cost	1,287	1,407	2,574	2,814

PRHB Expense	$3,412	$3,412	$6,824	$6,824

The projected PRHB paid or expected to be paid are as follows:

Period Ending December 31, Unless Stated Otherwise,

Q3 – Q4 2010	6,825
2011	13,649
2012	13,649
2013	13,649
2014	10,149
2015 – 2019	33,245
(8)	ACQUISITION
On June 18, 2010 we acquired the enterprise telecom expense management (TEM) consulting business of privately held Source Loop, LLC, based in Alpharetta, Georgia. The aggregate purchase price paid for those assets is up to $1.5 million, plus the issuance of up to 500,000 shares of Veramark’s common stock. At closing, $300,000 in cash was paid and 100,000 shares of Veramark common stock issued to the principals of Source Loop. In addition, Source Loop retained $300,000 in accounts receivable and cash on hand prior to the acquisition date, leaving contingent consideration of $900,000 and 400,000 shares of Veramark common stock that can be earned, subject to attaining certain revenue and employee retention parameters through December 31, 2011.
We have recorded total contingent liabilities of $1,080,000, consisting of a short-term portion of $803,000, and a long-term portion of $277,000, reflecting management’s current estimate of the expected future consideration to be paid.

Under the purchase method of accounting, the contingent stock consideration (400,000 shares) is treated as a financial derivative, and recorded as a liability, as it does not have a fixed settlement provision. This liability will vary in a mark-to-market fashion with the value of the Company’s stock, until the settlement amount is known. Increases in the Company’s stock price will result in an accounting expense, and any decrease in the Company’ stock price will be recorded as income. Both the initial stock transferred (100,000 shares) and the contingent shares (400,000) were initially valued as $0.57 per share, representing the weighted average share price of the Company’s stock for the five trading days preceding and five trading days subsequent to the closing date of the transaction.
The effect of the acquisition was to increase second quarter revenues by $109,000, and decrease net income by $67,000, including transaction costs. The unaudited financial information in the table below summarizes the combined results of operations on a pro-forma basis, as if we had acquired Source Loop on January 1, 2009.

	Three Months Ended June 30,		Six Months Ended June 30,
Unaudited (In 000s)	2010	2009	2010	2009
Revenue	$3,735	$3,032	$6,916	$5,898
Income (Loss)	$125	$(556)	$168	$(871)
Earnings Per Share	$0.01	$(0.06)	$0.02	$(0.09)

(9)	OTHER INTANGIBLE ASSETS AND GOODWILL
Under the acquisition method of accounting, we allocated the fair value of the total consideration expected to be transferred, to the tangible and identifiable intangible assets acquired from Source Loop based on their estimated fair values on the date of acquisition. The fair values assigned to the identifiable intangible assets were based on estimates and assumptions determined by management. See the table below.
Amortization of Intangible Assets Acquired in Source Loop Acquisition
(In 000s except for years)

	Weighted	FMV at	Accumulated	Net Value by
	Avg Life	Acquisition	Amortization	Asset Class
Intangible Asset Class	Years	Date	at 06/30/10	at 06/30/10
Customer Contracts	3.1	526	11	515
Customer Relationships	2.6	260	7	253
Key Employee Agreements	1.4	177	7	170
Other	0.7	30	2	28

Sub-Total Intangibles Subject to Amortization	2.6	993	27	966

Goodwill		336

Total Intangible Assets Acquired		1,329

Expected Future Amortization

Intangible Asset Class	Q3 2010	Q4 2010	2011	2012	2013	2014	2015
Customer Contracts	34	34	112	88	67	60	51
Customer Relationships	21	22	73	42	31	25	19
Key Employee Agreements	21	22	46	42	39	—	—
Other	4	5	10	5	3	1	—

Sub-Total Intangibles Subject to Amortization	80	83	241	177	140	86	70

All customer contracts are subject to renewal or extension by December 31, 2011. Management expects the renewal or extension of all of the customer contracts included in the table above.
Goodwill represents the excess of the purchase price paid over the fair value of assets acquired. Goodwill is not amortized and is subject to an impairment test that will be conducted on an annual basis, or more frequently if a change in circumstances or the occurrence of events indicates that potential impairment exists. Through June 30, 2010, there has been no impairment of Goodwill associated with the Source Loop acquisition.

(10)	FACILITIES RELOCATION
On May 10, 2010 the Company entered into an agreement with Eagles Landing 1 LLC, for the lease of approximately 22,878 square feet of office space at the Eagles Landing Business Park located at 1565 Jefferson Road, Building 1, Suite 120 in the town of Henrietta, New York. The initial term of the lease is November 1, 2010 through March 31, 2018. The lease includes two options to extend the initial term for an additional five years each. The company’s lease agreement for its current facility expires October 31, 2010. The company expects the move to the new location to reduce facility costs by approximately $200,000 per year.

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
Overview
Revenues for the three months ended June 30, 2010 of $3,167,000, increased 28% from revenues of $2,479,000 for the three months ended June 30, 2009. For the six months ended June 30, 2010, revenues of $5,949,000 increased 19% from revenues of $5,002,000 for the first six months of 2009.
Net income for the three months ended June 30, 2010 of $122,000, or $0.01 per share, compares with a net loss of $542,000, or $0.05 per share for the same quarter of 2009. Net income of $189,000 or $0.02 per share, for the first six months of 2010 compares with a net loss of $722,000, or $0.07 per share, for the first six months of 2009.
On June 18, 2010, the Company acquired substantially all of the assets of the enterprise telecom expense management (TEM) and consulting businesses of privately held Source Loop LLC, a leading provider of such services, based in Alpharetta, Georgia. Source Loop’s service capabilities acquired include a full suite of professional and managed services for enterprise-class TEM, including telecom cost elimination programs, telecom assessments, sourcing, auditing, benchmarking and network optimization. Veramark’s headquarters will remain in Pittsford, NY, and Source Loop’s Alpharetta office will serve as an additional Veramark location. The aggregate purchase price to be paid for those assets is $1.5 million, plus the issuance of up to 500,000 shares of Veramark common stock, both subject to adjustment based on financial performance measures. At closing, principals of Source Loop received, as a group, $300,000 in cash and 100,000 shares of Veramark common stock and retained $300,000 of Source Loop’s accounts receivable and cash on hand immediately prior to the acquisition date.
Embedded revenue, which represents the value of orders received for products and services to be provided in future periods, increased to approximately $8.4 million at June 30, 2010, or 12% from the December 31, 2009 total of $7.5 million. Embedded revenues at June 30, 2010 include $1.2 million attributable to TEM contracts assigned to Veramark pursuant to the acquisition discussed above.

Revenues
Revenues recognized for TEM and Business Process Outsourcing (BPO) services increased 46% for the quarter ended June 30, 2010, and 53% for the six months ended June 30, 2010, from the same three and six month periods of 2009. Included in second quarter 2010 TEM /BPO revenues is $109,000 attributable to the acquisition of Source Loop.
Revenues derived from the sale of software licenses and services increased 65% for the three months ended June 30, 2010 and 25% for the six month ended June 30, 2010 from the same three and six month period of 2009. Throughout the first half of 2010 we have experienced increased revenues from our largest channel for call accounting products, Avaya Inc., and its master distribution partners, as well as from new partners developed during that past two years.
Revenues recognized from the provisioning of maintenance contracts on software products increased 2% for the three months ended June 30, 2010, and 1% for the six months ended June 30, 2010, from prior year results.
Gross Margin
Gross margins (sales less cost of sales) of $2,275,000 and $4,321,000 for the three and six months ended June 30, 2010, increased 26% and 17%, respectively, from gross margins of $1,802,000 and $3,680,000 for the three and six months ended June 30, 2009. Gross margin as a percentage of revenues was 73% for the six months ended June 30, 2010, which compares with a gross margin percentage of 74% for the first six months of 2009.
Operating Expenses
Engineering and software developments costs, net of the effects of capitalization, of $375,000 for the three months ended June 30, 2010 and $695,000 for the six months ended June 30, 2010, increased 34% and 21%, respectively, from the same three and six month periods of 2009. The increase in net expense for both periods results primarily from a reduction in the amount of software development costs capitalized in 2010 as compared with 2009. The chart below summarizes gross spending for engineering and software development, software development costs capitalized, and the resulting net effect on the Company’s statement of operations for the three and six month periods ended June 30, 2010 and 2009.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Gross expenditures for engineering & software development	$645,000	$618,000	$1,268,000	$1,210,000
Less: Software development costs capitalized	(270,000)	(339,000)	(573,000)	(637,000)

Net expense for engineering and software	$375,000	$279,000	$695,000	$573,000

Selling, general and administrative (SG&A) expenses of $1,778,000 for the three months ended June 30, 2010, decreased $271,000, or 13%, from $2,049,000 for the three months ended June 30, 2009. For the six months ended June 30, 2010, SG&A expenses of $3,455,000 decreased 10% from the 2009 expenses of $3,823,000. The reduction in SG&A expense for both the three and six months ended June 30, 2010 include the effect of a permanent cap placed on future pension benefits in the fourth quarter of 2008. Additionally, the Company has seen a reduction in its selling and marketing costs in 2010 as compared with the prior year.

Liquidity and Capital Resources
The Company’s total cash position, (cash on hand plus the value of short term investments), of $781,000 at June 30, 2010 decreased from a total cash position of $946,000 at December 31, 2009. The Company borrowed $300,000 against its existing line of credit arrangement in June in conjunction with the acquisition of Source Loop.
Accounts receivable at June 30, 2010 of $1,856,000 increased 41% from the December 31, 2009 balance of $1,315,000. The current balance includes $192,000 from customers acquired as part of the Source Loop acquisition. The reserve for bad debts has been increased from $24,000 at December 31, 2009 to $36,000 at June 30, 2010, in response to the higher accounts receivable balance, however, we have not experienced any change in the payment patterns of our customers and do not foresee any significant credit issues associated with current customer balances, including those acquired from Source Loop.
Prepaid expenses of $367,000 at June 30, 2010 decreased $22,000 from the December 31, 2009 balance of $389,000, due to reduction in prepaid commissions due our sales force for orders received.
Property and equipment, net of accumulated depreciation of $352,000 at June 30, 2010, compares with net property and equipment of $313,000 at December 31, 2009. Capital expenditures of $128,000 for the first six months of 2010 were slightly below the $135,000 of capital expenditures for the same period of 2009. Through the first six months of 2010, depreciation expense totaled $101,000 versus depreciation expense of $173,000 for the first six months of 2009. Property and equipment at June 30, 2010 includes $12,000 of acquired fixed assets, representing the net book value of assets acquired from Source Loop.
Capitalized software development costs of $2,841,000 at June 30, 2010, decreased $66,000, or 2%, from the December 31, 2009 total of $2,907,000. Software development costs capitalized for the first six months of 2010 of $573,000, decreased from $637,000 of development costs capitalized for the first six months of 2009. Amortization of previously capitalized costs totaled $639,000 for the first six months of 2010, up from $601,000 for the first six months of 2009. The amortization of software development costs are charged to cost of sales.
Pension assets of $3,057,000 represent the current cash surrender values of Company owned life insurance policies, the cash surrender values and associated death benefits of which are intended to fund current and future pension obligations. Pension assets totaled $2,996,000 at December 31, 2009. Cash surrender values are available at the Company’s discretion to fund current operations.
Total liabilities of $11,831,000 at June 30, 2010, increased $1,449,000 from the December 31, 2009 balance of $10,382,000 reflecting the acquisition of Source Loop and utilization of the Company’s line of credit agreement as discussed above. We have recorded total contingent liabilities of $1,080,000, consisting of a short term portion of $803,000 and a long term portion of $277,000, reflecting managements current estimate of the expected additional future consideration to be paid for the acquisition of Source Loop. The final consideration paid will be determined pursuant to specific revenue and employee retention metrics to be measured over the next 18 months, and therefore cannot be determined with certainty at this time.
Accounts payable at June 30, 2010 of $345,000 increased $20,000 from $325,000 at December 31, 2009, reflecting merely the timing of payments to vendors and suppliers, rather than a change in our normal payment patterns.

Accrued compensation of $457,000 at December 31, 2009 increased $201,000 to $658,000 at June 30, 2010. The increase is entirely attributable to the timing of the Company’s bi-weekly payroll, with the final two weeks of accrued salaries for June being paid subsequent to the end of the quarter.
Deferred revenues, which include the value of maintenance, training, installation and other contracted services, for which customers have been billed, but the service has not yet been performed, totaled $3,786,000 at June 30, 2010, relatively unchanged from the December 31, 2009 total of $3,791,000. The vast majority of these services will be performed over the next twelve months at which time the corresponding revenue will be recognized in the statement of operations.
Long-term pension obligations of $4,556,000 decreased 3% from the December 31, 2009 total of $4,674,000. Future pension obligations are expected to be funded utilizing the cash surrender values and death benefits provided by a series of Company-owned life insurance policies.
Stockholders equity of $259,000 at June 30, 2010 has increased $256,000 from total stockholders equity of $3,000 at December 31, 2010, primarily due to the net income of $189,000 earned for the first six months of 2010. Included in stockholders equity at June 30, 2010 is 100,000 shares of common stock issued, in total, to the four principal members of Source Loop, and approximately 26,000 shares purchased by employees through the Company’s employee stock purchase plan.
Management has reviewed its current cash and investment positions, operating expense levels and access to additional capital, and concluded that more than sufficient resources are available to fully fund operations and strategic objectives for the next twelve months and beyond.
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

•
In April 2010, the FASB issued Accounting Standards Update No. 2010-17, topic 605, Revenue Recognition — Milestone Method, which provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. This update is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. The Company is currently evaluating the impact this update may have on the Company’s financial statements.

•
In July 2010, the FASB issued Accounting Standards Update No. 2010-20, topic 310, Receivables, which requires disclosures about the credit quality of financing receivables and the allowance for credit losses. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The Company does not expect this to have a material effect on the Company’s financial statements.

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
Item 4 Controls and Procedures
Based upon an evaluation as of the end of the period covered by this report, the Company’s Chief Executive Officer and Chief Finance Officer concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There have been no changes in the Company’s internal controls over financial reporting, that occurred during the period covered by this report, that have materially affected, or are reasonably likely to materially affect the Company’s internal controls over financial reporting.
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
Intellectual Property Rights
The Company regards its products as proprietary and attempts to protect them with a combination of copyright, trademark and trade secret protections, employee and third-party non-disclosure agreements and other methods of protection. Despite those precautions, it may be possible for unauthorized third parties to copy certain portions of the Company’s products, reverse engineer or obtain and use information that the Company regards as proprietary. The laws of some foreign countries do not protect Veramark’s proprietary rights to the same extent as the laws of the United States. Any misappropriation of the Company’s intellectual property could have a material adverse effect on its business and results of operations. Furthermore, although the Company takes steps to prevent unlawful infringement of other’s intellectual property, there can be no assurance that third parties will not assert infringement claims against the Company in the future with respect to current or future products. Any such assertion could require the Company to enter into royalty arrangements or result in costly litigation.
Existing Customer Base
We derive an increasingly significant portion of our revenues from multi-year managed service contracts. As a result, if the Company loses a major customer, or if a managed service contract is delayed, reduced, or cancelled, the Company’s revenues could be adversely affected. In addition, customers who have accounted for significant revenues in the past may not generate the same amount of revenues in future periods.
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
Security and Privacy Breaches in the Company Systems May Damage Client Relations and Inhibit our Growth
The uninterrupted operation of the Company’s hosted solutions and the confidentiality of third party information that resides on the Company’s systems is critical to our business. The Company has what it believes to be sufficient security in place to prevent major interruptions in service and to prevent unauthorized access. Any failure in the Company’s security and privacy measures could have a material adverse impact on its financial position and results of operations.
Stock Price Volatility
The acquisition of Source Loop has resulted in a contingent liability, comprised in part by shares of Company stock that may be issued in the future, as partial consideration of the acquisition. The value of the stock liability could vary based upon several factors, including changes in the Company’s stock price through December 31, 2011. Under ASC 805, the Company is required to record the change in the value of the stock liability, if any, through the statement of operations.

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
Date: August 13, 2010

/s/ Anthony C. Mazzullo
Anthony C. Mazzullo
President and CEO

Date: August 13, 2010

/s/ Ronald C. Lundy
Ronald C. Lundy
Vice President of Finance and CFO