Form 10-Q
period 2010-09-30
VERAMARK TECHNOLOGIES INC
filed 2010-11-12
CIK 747605

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

☑	Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934
or

☐	Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For Quarter Ended September 30, 2010
Commission File Number 0-13898
Veramark Technologies, Inc.
(Exact name of registrant as specified in its charter)

Delaware	16-1192368

(State or other jurisdiction of Incorporation	(IRS Employer Identification Number)
or Organization)
1565 Jefferson Road, Suite 120, Rochester, NY 14623
(Address of principal executive offices)(Zip Code)
(585) 381-6000
(Registrant’s telephone number, including area code)
3750 Monroe Ave, Pittsford, NY 14534 — Former Address
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
The number of shares of Common Stock, $.10 par value, outstanding on September 30, 2010 was 9,993,576.

PART I FINANCIAL INFORMATION
VERAMARK TECHNOLOGIES, INC.
CONDENSED BALANCE SHEETS

	(Unaudited)
	September 30,	December 31,
	2010	2009
ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$352,126	$488,381
Short-Term Investments	267,167	457,520
Accounts receivable, trade (net of allowance for doubtful accounts of $47,500 and $24,000, respectively)	2,523,967	1,314,986
Inventories, net	17,254	13,510
Prepaid expenses	372,170	389,267
Other current assets	182,889	509,590

Total Current Assets	3,715,573	3,173,254

PROPERTY AND EQUIPMENT
Cost	3,574,717	3,520,903
Less accumulated depreciation	(3,245,372)	(3,207,550)

Property and Equipment (Net)	329,345	313,353

OTHER ASSETS:
Software development costs (net of accumulated amortization of $2,006,810 and $2,497,948, respectively)	2,884,307	2,906,505
Pension assets	3,094,555	2,995,657
Intagible assets, net	885,000	—
Goodwill	336,219	—
Deposits and other assets	1,204,934	995,766

Total Other Assets	8,405,015	6,897,928

TOTAL ASSETS	$12,449,933	$10,384,535

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$502,567	$325,204
Accrued compensation	715,105	457,332
Deferred revenue	4,093,764	3,790,856
Bank debt — current portion	300,000	—
Pension obligation — current portion	502,059	502,059
Contingent liabilities — current portion	561,150	—
Other accrued liabilities	344,810	632,061

Total Current Liabilities	7,019,455	5,707,512

Long-term portion of contingent liabilities — net of current portion	375,300	—
Pension obligation	4,593,226	4,674,071

Total Liabilities	11,987,981	10,381,583

STOCKHOLDERS’ EQUITY:
Common Stock, par value $.10; shares authorized, 40,000,000; shares issued and outstanding, 10,073,801 and 10,028,952	1,007,380	1,002,895
Additional paid-in capital	22,567,711	22,398,110
Accumulated deficit	(22,776,664)	(23,179,337)
Treasury stock (80,225 shares, at cost)	(385,757)	(385,757)
Accumulated other comprehensive income	49,282	167,041

Total Stockholders’ Equity	461,952	2,952

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,449,933	$10,384,535

The accompanying notes are an integral part of these financial statements.

VERAMARK TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

NET REVENUES
Product revenue	$586,848	$382,445	$1,781,557	$1,232,973
Service revenue	3,041,479	2,128,070	7,795,690	6,279,611

Total Net Revenue	3,628,327	2,510,515	9,577,247	7,512,584

COSTS AND OPERATING EXPENSES:
Cost of sales	1,005,638	720,212	2,633,784	2,042,082
Engineering and software development	385,292	220,571	1,080,083	793,735
Selling, general and administrative	2,053,339	1,936,556	5,507,926	5,759,288

Total Costs and Operating Expenses	3,444,269	2,877,339	9,221,793	8,595,105

INCOME (LOSS) FROM OPERATIONS	184,058	(366,824)	355,454	(1,082,521)

NET INTEREST INCOME	29,760	16,499	47,219	10,145

INCOME (LOSS) BEFORE INCOME TAXES	213,818	(350,325)	402,673	(1,072,376)

INCOME TAXES	—	—	—	—

NET INCOME (LOSS)	$213,818	$(350,325)	$402,673	$(1,072,376)

NET INCOME (LOSS) PER SHARE
Basic	$0.02	$(0.04)	$0.04	$(0.11)

Diluted	$0.02	$(0.04)	$0.04	$(0.11)

The accompanying notes are an integral part of these financial statements.

VERAMARK TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2010	2009
OPERATING ACTIVITIES:
Net Income (Loss)	$402,673	$(1,072,376)
Adjustments to reconcile net income or loss to net cash flows provided by operating activities
Depreciation and amortization	1,118,126	1,096,417
Bad debt expense	23,500	(9,000)
Share based compensation expense	103,804	69,250
Pension assets	(98,898)	(24,715)
Loss on disposal of fixed assets	2,347	1,096
Unrealized gain (losses) on investments	(29,559)	(6,376)
Unrealized (gain) losses on pension liabilities	(88,200)	263,317
Changes in assets and liabilities:
Accounts receivable	(1,232,481)	(91,537)
Inventories	(3,744)	9,824
Prepaid expenses and other current assets	343,798	(193,810)
Deposits and other assets	(209,168)	(90,005)
Accounts payable	177,363	197,174
Accrued compensation and related taxes	257,773	87,536
Deferred revenue	302,908	(131,460)
Other accrued liabilities	(287,251)	(8,278)
Pension obligation	(80,845)	(183,861)
Change in net liabilites — acquisition	(47,730)	—

Net cash provided (used) by operating activities	654,416	(86,804)

INVESTING ACTIVITIES:
Acquisitions — cash paid	(300,000)	—
(Purchase) sale of investments	190,353	537,177
Capitalized software development costs	(839,372)	(1,040,423)
Additions to property and equipment	(154,934)	(136,669)

Net cash flows used by investing activities	(1,103,953)	(639,915)

FINANCING ACTIVITIES
Bank borrowing	300,000	—
Transfer of surender values	—	310,000
Proceeds — employee stock purchase plan	13,282	14,281

Net cash provided by financing activities	313,282	324,281

NET DECREASE IN CASH AND CASH EQUIVALENTS	(136,255)	(402,438)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	488,381	1,014,669

CASH AND CASH EQUIVALENTS, END OF PERIOD	$352,126	$612,231

	2010	2009

SUPPLEMENTAL CASH FLOW INFORMATION
Cash Transactions:
Income taxes paid, net	2,873	4,350
Interest paid	5,691	1,462

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(1)	GENERAL
The accompanying unaudited financial statements include all adjustments of a normal and recurring nature which, in the opinion of Company’s management, are necessary to present fairly the Company’s financial position as of September 30, 2010, the results of its operations for the three and nine months ended September 30, 2010 and 2009, and cash flows for the nine months ended September 30, 2010 and 2009.
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
The results of operations and cash flows for the three and nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the full year’s operation.

(2)	PROPERTY AND EQUIPMENT
The major classifications of property and equipment at September 30, 2010, and December 31, 2009 were:

	September 30,	December 31,
	2010	2009

Machinery and equipment	$117,541	$117,541
Computer hardware and software	1,210,371	1,164,431
Furniture and fixtures	861,008	853,134
Leasehold improvements	1,385,797	1,385,797

	$3,574,717	$3,520,903

For the nine months ended September 30, 2010 and 2009, the Company recorded depreciation expense of $148,556 and $233,139, respectively.
(3)	STOCK-BASED COMPENSATION
The Company’s share-based compensation consists of restricted stock and stock options, vesting over periods ranging from zero to four years. For the nine months ended September 30, 2010, the Company awarded 98,000 stock options and 54,000 restricted shares. The Company cancelled 259,650 stock options, and 135,194 shares of restricted stock previously granted during the same period. During the same nine months of 2009, the Company awarded 107,000 restricted shares and 40,000 stock options and cancelled 133,040 stock options.
A summary of the status of the Company’s stock option plan as of September 30, 2010 is presented below:

		Average	Average	Remaining
		Exercise	Grant-Date	Contractual	Intrinsic
	Shares	Price	Fair Value	Term (Yrs)	Value
Outstanding as of December 31, 2009	1,740,793	$0.94	$0.84	4.2	$201,626
Granted	98,000	$0.47			—
Exercised	—	—			—
Canceled	(259,650)	2.63			(118,432)

Outstanding as of September 30, 2010	1,579,143	$0.63	$0.58	4.3	$83,194

Options exercisable at September 30, 2010	1,456,143	$0.64	$0.59	3.9	$83,194

As of September 30, 2010, there was $43,302 of total unrecognized compensation cost related to non-vested stock options granted under the Plan and $76,282 of unrecognized compensation cost related to non-vested restricted stock grants. The compensation cost for stock options will be recognized over a weighted-average period of 1.1 years. The compensation costs of restricted stock will be recognized over a weighted-average period of 0.9 years.

(4)	TOTAL COMPREHENSIVE INCOME (LOSS)
Total comprehensive income (loss) for the first three and nine months ended September 30 of 2010 and 2009 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Net income (loss)	$213,818	$(350,325)	$402,673	$(1,072,376)
Unrealized change — pension	(29,400)	80,000	(88,200)	263,317
Unrealized change on investments	(25,212)	(6,605)	(29,559)	(6,376)

Total comprehensive income (loss)	$159,206	$(276,930)	$284,914	$(815,435)

(5)	NET INCOME (LOSS) PER SHARE (EPS)
ASC 260-10 (SFAS 128) “Earnings Per Share” as amended in September 2009, requires the Company to calculate net income (loss) per share based on basic and diluted net income (loss) per share, as defined. Basic EPS excludes dilution and is computed by dividing net income (loss) by the weighted average number of shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The dilutive effect of outstanding options issued by the Company is reflected in diluted EPS using the treasury stock method. Under the treasury stock method, options will only have a dilutive effect when the average market price of common stock during the period exceeds the exercise price of the options.

Calculations of Earnings (Loss) Per Share

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Basic

Net Income (Loss)	$213,818	$(350,325)	$402,673	$(1,072,376)

Weighted average common shares outstanding	9,945,611	9,913,731	9,909,703	9,855,829

Net Income (Loss) per common share	$0.02	$(0.04)	$0.04	$(0.11)

Diluted

Net Income (Loss)	$213,818	$(350,325)	$402,673	$(1,072,376)

Weighted average common shares outstanding	9,945,611	9,913,731	9,909,703	9,855,829
Additional dilutive effect of stock options and warrants after application of treasury stock method	180,947	—	102,757	—

Weighted average dilutive shares outstanding	10,126,558	9,913,731	10,012,460	9,855,829

Net Income (Loss) per common share assuming full dilution	$0.02	$(0.04)	$0.04	$(0.11)

There were no dilutive effects of stock options for the three and nine months ended September 30, 2009, as the effect would have been anti-dilutive due to the net loss incurred.
(6)	INDEMNIFICATION OF CUSTOMERS
Our agreements with customers generally require us to indemnify the customer against claims that our software infringes third party patent, copyright, trademark or other proprietary rights. Such indemnification obligations are generally limited in a variety of industry-standard respects, including our right to replace an infringing product. As of September 30, 2010 we had not experienced any material losses related to these indemnification obligations and no material claims with respect thereto were outstanding. We do not expect significant claims related to these indemnification obligations, and consequently, we have not established any related reserves.
(7)	BENEFIT PLANS
The Company sponsors an employee incentive savings plan under Section 401(k) for all eligible employees. The Company’s contributions to the plan are discretionary. During 2010 the Company has contributed $24,644 to employee’s 401k accounts. During 2009 the Company’s contribution to employee 401k accounts totaled $23,868.

The Company also sponsors an unfunded Supplemental Executive Retirement Program (“SERP”), which is a non-qualified plan that provides certain employees defined pension benefits. Periodic pension expense for the three and nine months ended September 30, 2010 and 2009 consists of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Interest Cost	$161,899	$130,000	$295,699	$176,683
Unrealized Change-Pension	(29,400)	80,000	(88,200)	263,317

Pension Expense	$132,499	$210,000	$207,499	$440,000

The Company paid pension obligations of $376,544 for the nine months ended September 30, 2010 and $360,544 for the nine months ended September 30, 2009.
The Company maintains life insurance covering certain key employees under its Supplemental Executive Retirement Program with the Company named as beneficiary. The Company intends to use the death benefits of these policies, as well as loans against the accumulating cash surrender value of the policies, to fund future pension obligations. The total death benefit associated with these policies is $10.2 million, with an associated accumulated cash surrender value of approximately $3,095,000 at September 30, 2010. The accumulated cash surrender values of these policies at December 31, 2009 was approximately $2,996,000.
The projected pension benefits paid or expected to be paid under this plan are as follows, assuming retirement at 65 and a life expectancy of 80 years for all participants:
Period Ending December 31, Unless Stated Otherwise,

Q4 2010	$125,515
2011	502,059
2012	502,059
2013	487,166
2014	487,166
2015 – 2019	2,329,859

The Company has a contractual obligation to maintain certain health benefits for two of its former executive officers. These benefits are accounted for as Post Retirement Healthcare Benefits, (“PRHB”). Periodic PRHB expensed and paid for the three and nine months ended September 30, 2010 and 2009 consists of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Current Service Cost	$2,125	$2,005	$6,375	$6,015
Interest Cost	1,288	1,408	3,862	4,222

PRHB Expense	$3,413	$3,413	$10,237	$10,237

The projected PRHB paid or expected to be paid are as follows:
Period Ending December 31, Unless Stated Otherwise,

Q4 2010	$3,412
2011	13,649
2012	13,649
2013	13,649
2014	10,149
2015 – 2019	33,245
(8)	ACQUISITION
On June 18, 2010 we acquired the enterprise telecom expense management (TEM) consulting business of privately held Source Loop, LLC, based in Alpharetta, Georgia. The aggregate purchase price paid for those assets was up to $1.5 million, plus the issuance of up to 500,000 shares of Veramark’s common stock. At closing, $300,000 in cash was paid and 100,000 shares of Veramark common stock issued to the principals of Source Loop. In addition, Source Loop retained $300,000 in accounts receivable and cash on hand prior to the acquisition date, leaving contingent consideration of $900,000 and 400,000 shares of Veramark common stock that could be earned, subject to attaining certain revenue and employee retention parameters through December 31, 2011.
At the time of the acquisition, we have recorded total contingent liabilities of $1,080,000, consisting of a short-term portion of $803,000, and a long-term portion of $277,000, reflecting management’s estimate of the expected future consideration to be paid. During the third quarter, the Company reduced expected consideration to be paid by approximately $144,000.
Under the purchase method of accounting, the contingent stock consideration (400,000 shares) was treated as a financial derivative, and recorded as a liability, as it does not have a fixed settlement provision. This liability will vary in a mark-to-market fashion with the value of the Company’s stock, until the settlement amount is known. Increases in the Company’s stock price will result in an accounting expense, and any decrease in the Company’s stock price will be recorded as income. Both the initial stock transferred (100,000 shares) and the contingent shares (400,000) were initially valued as $0.57 per share, representing the weighted average share price of the Company’s stock for the five trading days preceding and five trading days subsequent to the closing date of the transaction. For the period ended September 30, 2010 there was no change in the restricted stock liability arising from fluctuations in the Company weighted average share price.

The financial impact of the acquisition has been an increase in third quarter 2010 revenues of $507,000, and increase in net income of $63,000. For the nine months ended September 30, 2010 the acquisition of Source Loop has increased revenues by $616,000 and reduced net income by $4,000. The unaudited financial information in the table below summarizes the combined results of operations on a pro-forma basis, as if we had acquired Source Loop on January 1, 2009.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Unaudited (In 000s)	2010	2009	2010	2009
Revenue	$3,628	$2,902	$10,145	$8,800
Income (Loss)	$214	$(486)	$367	$(1,357)
Earnings Per Share	$0.02	$(0.05)	$0.04	$(0.14)

(9)	OTHER INTANGIBLE ASSETS AND GOODWILL
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
Amortization of Intangible Assets Acquired in Source Loop Acquisition
(In 000s except for years)

	Weighted	FMV at	Accumulated	Net Value by
	Avg Life	Acquisition	Amortization	Asset Class
Intangible Asset Class	Years	Date	at 09/30/10	at 09/30/10
Customer Contracts	3.1	526	44	482
Customer Relationships	2.6	260	28	232
Key Employee Agreements	1.4	177	28	149
Other	0.7	30	8	22

Sub-Total Intangibles Subject to Amortization	2.6	993	108	885

Goodwill		336

Total Intangible Assets Acquired		1,329

Expected Future Amortization

Intangible Asset Class	Q4 2010	2011	2012	2013	2014	2015
Customer Contracts	34	112	88	67	60	51
Customer Relationships	22	73	42	31	25	19
Key Employee Agreements	22	46	42	39	—	—
Other	5	10	5	3	1	—

Sub-Total Intangibles Subject to Amortization	83	241	177	140	86	70

All customer contracts are subject to renewal or extension by December 31, 2011. Management expects the renewal or extension of all of the customer contracts included in the table above.
Goodwill represents the excess of the purchase price paid over the fair value of assets acquired. Goodwill is not amortized and is subject to an impairment test that will be conducted on an annual basis, or more frequently if a change in circumstances or the occurrence of events indicates that potential impairment exists. Through September 30, 2010, there has been no impairment of Goodwill associated with the Source Loop acquisition.

(10)	FACILITIES RELOCATION
On May 10, 2010 the Company entered into an agreement with Eagles Landing 1 LLC, for the lease of approximately 22,878 square feet of office space at the Eagles Landing Business Park located at 1565 Jefferson Road, Building 1, Suite 120 in the town of Henrietta, New York. The initial term of the lease is November 1, 2010 through March 31, 2018. The lease includes two options to extend the initial term for an additional five years each. The Company’s lease agreement for its current facility expires October 31, 2010. The company expects the move to the new location to reduce facility costs by approximately $250,000 per year.
(11)	SUBSEQUENT EVENTS
The Company maintains a line of credit arrangement with a local commercial bank. Subsequent to the end of the third quarter, the bank extended the Company’s line of credit from $400,000 to $750,000. As of the date of this filing, there were no additional borrowings against the line of credit.
The same bank has also provided a term loan to the Company, in the amount of $200,000, the proceeds of which are being used for furniture and fixtures in the new facility. The loan has a term of 36 months.

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
Management’s Discussion and Analysis contains statements that are forward-looking. Such statements are identified by the use of words like “plans,” “expects,” “intends,” “believes,” “will,” “anticipates,” “estimates,” and other words of similar meaning in conjunction with, among other things, discussions of future operations, financial performance, and the Company’s strategy for growth, product development, regulatory approvals, market position and expenditures. Forward-looking statements are based on management’s expectations as of the date of this report. The Company cannot guarantee that any forward-looking statement will be accurate, although the Company believes that it has been reasonable in its expectations and assumptions. Forward-looking statements are subject to the risks identified in “Issues and Risks” and elsewhere in this report. Readers are cautioned not to place undue reliance on forward-looking statements and are advised to review the risks identified in “Issues and Risks” and elsewhere in this report. The Company has no obligation to update forward-looking statements.
Overview
Revenues of $3,628,000 for our third quarter ended September 30, 2010 increased $1,117,000 or 44% from revenues of $2,511,000 for the third quarter of 2009. Revenues for the nine months ended September 30, 2010 of $9,577,000 increased $2,064,000 or 27%, from revenues of $7,513,000 the nine months ended September 30, 2009.
The net income of $214,000 for the three months ended September 30, 2010, representing $0.02 per diluted share, compares with the net loss of $350,000, or a loss of $0.04 per share, for the same quarter a year ago. For the nine months ended September 30, 2010 net income of $403,000, or $0.04 per diluted share, compares with a net loss of $1,072,000, a loss of $0.11 per share, for the first nine months of 2009.
The third quarter of 2010 is the first reporting period to include a full quarter of operating results for Source Loop. Veramark acquired substantially all of the assets of Source Loop, a leading provider of professional and managed services for enterprise-class telecom expense management (TEM) in June. The financial impact of the Source Loop acquisition on third quarter 2010 results was an increase of $507,000 in revenue and a net addition of $63,000 to reported net income.
Orders received for the third quarter of 2010 totaled $4.3 million. Year to date orders through September 30, 2010 of $9.7 million increased 13% from the prior year. Embedded revenues, which represents the value of orders received for products and services, the revenue from which will be recognized in future periods increased 8% to $9.1 million at September 30, 2010, up from $8.4 million at the end of the previous quarter. Embedded revenues totaled $7.5 million at December 31, 2009.
In late September the Company assumed possession of its new headquarters facility located at 1565 Jefferson Road, in Rochester NY. The new facility is approximately 23,000 square feet and offers a design more conducive to a software and services company such as Veramark. It is estimated that the annual savings in total facility costs will approximate $250,000.

Revenues
Revenues from the sale of licenses for TEM and call accounting products and services increased 65% and 37%, respectively for the three and nine months ended September 30, 2010 from the same periods of 2009. Revenues generated from managed service contracts providing TEM and Business Process Outsourcing (BPO) services increased 94% for the three months ended September 30, 2010 and 69% for the nine months ended September 30, 2010 as compared with the same three and nine month periods of 2009. Third quarter 2010 results include the $507,000 of revenue contribution from clients acquired from Source Loop.
Revenues earned from maintenance contracts on our installed base of software products increased 9% for the three months ended September 30, 2010 and 4% for the nine months ended September 30, 2010 as compared with the same three and nine month periods of 2009.
Gross Margin
Gross margins (revenues less cost of sales) of $2,623,000 and $6,943,000 for the three and nine months ended September 30, 2010 increased 47% and 27% respectively from gross margins of $1,790,000 and $5,471,000 for the three and nine months ended September 30, 2009 due to the increase in 2010 revenues. As a percentage of revenues, the gross margin of 72% for the nine months ended September 30, 2010 compares with a gross margin of 73% for the first nine months of 2009.
Operating Expenses
Expenses for engineering and software development, net of software capitalization, of $385,000 for the three months ended September 30, 2010 and $1,080,000 for the nine months ended September 30, 2010 increased from $221,000 and $794,000 for the same three and nine month period of 2009 due to a sizable reduction in software development costs capitalized. The chart below summarizes, for both the three and nine months ended September 30, 2010 and 2009, gross engineering and software developments costs incurred, development costs capitalized, and the resulting net engineering and software development costs included in the Company’s statement of operations.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Gross expenditures for engineering & software development	$652,000	$624,000	$1,919,000	$1,834,000
Less: Software development costs capitalized	(267,000)	(403,000)	(839,000)	(1,040,000)

Net expense for engineering and software	$385,000	$221,000	$1,080,000	$794,000

Selling, General, and Administrative expenses (SG&A) of $2,053,000 for the three months ended September 30, 2010, increased $116,000, or 6% from the prior year primarily due to $84,000 of additional expenses associated with the acquisition of Source Loop. For the nine months ended September 30, 2010, SG&A expense of $5,508,000 decreased $251,000, or 4% from the prior year, despite an additional $101,000 of expense attributable to the acquisition.

Liquidity and Capital Resources
The Company’s net cash position (cash on hand plus short term investments) decreased from $781,000 at June 30, 2010 to $619,000 at September 30, 2010 primarily the result of expenditures incurred in connection with the relocation of our facility, including $125,000 of deposits placed for furniture, fixtures and other leasehold improvements. Cash and short term investments totaled $946,000 at December 31, 2009. The Company maintains a line of credit arrangement with a local commercial bank, against which the Company borrowed $300,000 in the second quarter in conjunction with the acquisition of Source Loop. There were no additional borrowings against the line of credit in the third quarter. Subsequent to the end of the third quarter, the bank extended the Company’s line of credit from $400,000 to $750,000.
Accounts receivable of $2,524,000 at September 30, 2010 increased 92% from the December 31, 2009 balance of $1,315,000. The increase reflects a combination of the addition of former Source Loop clients and higher sales volumes. We incurred a net charge to bad debt expense of $85,000 in the third quarter resulting from the bankruptcy of a reseller partner. The September 30, 2010 bad debt reserve of $48,000 has increased from a reserve of $24,000 at December 31, 2009 to reflect the higher accounts receivable balance.
Prepaid expenses of $372,000 at September 30, 2010 decreased 4% from the December 31, 2009 balance of $389,000. Prepaid expenses consist of commissions due to our sales force for orders received, which will be charged to expense at the time the associated revenue is recognized, as well as unutilized portions of annual business insurances, and various deposits and subscription services.
Capital expenditures for the nine months ended September 30, 2010 of $155,000 are 13% higher than the $137,000 of capital expenditures for the first nine months of 2009. Capital expenditures for the fourth quarter of 2010 will exceed those incurred in any of the previous three quarters due to the relocation of our facility. Depreciation expense of $149,000 for the first nine months of 2010 decreased $84,000 from depreciation expense of $233,000 for the same nine months of 2009.
Software development costs capitalized and included on our balance sheet at September 31, 2010 total $2,884,000, a reduction of 1% from capitalized development costs of $2,907,000 at December 31, 2009. For the nine months ended September 30, 2010 we capitalized $839,000 of software development costs, $201,000 less than the developments costs capitalized for the first nine months of 2009. Amortization of software development costs capitalized in previous periods, which are charged to cost of revenues, totaled $862,000 for the first nine months of 2010, nearly identical to the amortization expense of $863,000 for the same period of 2009.
Intangible assets of $885,000 at September 30, 2010 reflect the remaining fair value of the assets acquired from Source Loop based on their estimated fair values as determined at the time of acquisition. The change of $81,000 from the June 30, 2010 balance of $993,000 reflects the third quarter amortization of those fair values based on their expected weighted average useful lives.

Total current liabilities of $7,019,000 at September 31, 2010 increased $1,311,000 from the December 31, 2009 total of $5,708,000. The increase includes $300,000 borrowed against our line of credit arrangement and $561,000 of contingent liabilities associated with the acquisition of Source Loop, representing the expected future consideration to be paid in cash and stock during the next twelve months. Deferred revenues, which include the value of maintenance, training, installation and other contracted services, for which customers have been billed, but for which the associated service has not yet been performed, increased from $3,791,000 at December 31, 2009 to $4,094,000 at September 30, 2010. The majority of the contracted services are expected to be performed over the next twelve months and will be recognized as revenue as performed. Deferred revenues form a component of the embedded revenues referred to in the Overview section.
Long-term liabilities consisting of the company’s pension obligations extending beyond twelve months and the long-term portion of expected consideration remaining on the acquisition of Source Loop total $4,969,000 at September 30, 2010. At December 31, 2010 long term liabilities totaled $4,674,000 consisting solely of the pension obligation.
Stockholders equity at September 31, 2010 totals $462,000, an increase of $459,000 from the December 31, 2009 balance of $3,000, and includes the year to date net income of $403,000 and $57,000 of common stock issued in June as partial consideration to the principals of Source Loop.
Management continually reviews its cash and investment positions, operating expense levels, and access to additional sources of capital. It is management’s opinion that more than sufficient resources exist to fully fund operations and strategic objectives for the next twelve months and beyond.

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

Critical Accounting Policies
The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported therein. The most significant of these involves difficult or complex judgments as described below. In each situation, management is required to make estimates about the effects of matters or future events that are inherently uncertain.
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
Item 4 Controls and Procedures
Based upon an evaluation as of the end of the period covered by this report, the Company’s Chief Executive Officer and Chief Finance Officer concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There have been no changes in the Company’s internal controls over financial reporting, during the period covered by this report, that have materially affected, or are reasonably likely to materially affect the Company’s internal controls over financial reporting.
The Company’s disclosure controls and procedures and internal controls over financial reporting provide reasonable, but not absolute, assurance that all deficiencies in design or operation of those control systems, or all instances of errors or fraud, will be prevented or detected. Those control systems are designed to provide reasonable assurance of achieving the goals of those systems in light of the Company’s resources and nature of the Company’s business operations. The Company’s disclosure controls and procedures and internal controls over financial reporting remain subject to risks of human error and the risk that controls can be circumvented for wrongful purposes by one or more individuals in management or non-management positions.

PART II — OTHER INFORMATION
Item 1 Legal Proceedings
On October 4, 2010, the Company was served with a summons and complaint in an action brought by Asentinel LLC, against the Company, AnchorPoint, a division of MTS, and CASS Information Systems. The complaint alleges infringement of two telecom expense management (TEM) patents held by Asentinel. The Company is in the preliminary stages of investigating the claims made in the complaint, and at this time, it is not possible to determine the ultimate resolution of, or estimate the liability related to, this matter. No provision for losses has been provided in connection with this litigation.
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
New Products and Services
The Company is in the process of transforming its business model from a company providing largely premise-based software products and services to one offering hosted solutions, providing a wide variety of TEM processes, such as wireless management, invoice processing, and reporting as managed services under multi- year arrangements. The effect of this transformation will be a reduction in the amount of revenues that can be initially recognized on any given contract (as compared to a one-time sale of software), but higher embedded future revenues over the life of the contract. Since major components of the Company’s cost structure, including personnel and facility costs, are relatively fixed based on anticipated revenues, period-to-period comparisons of the Company’s operating results should not be relied upon as an indicator of future performance.
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
Security and Privacy Breaches in the Company Systems May Damage Client Relations and Inhibit our Growth
The uninterrupted operation of the Company’s hosted solutions and the confidentiality of third party information that resides on the Company’s systems are critical to our business. The Company has what it believes to be sufficient security in place to prevent major interruptions in service and to prevent unauthorized access. Any failure in the Company’s security and privacy measures could have a material adverse impact on its financial position and results of operations.
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
Date: November 12, 2010

/s/ Anthony C. Mazzullo

Anthony C. Mazzullo
President and CEO

Date: November 12, 2010

/s/ Ronald C. Lundy

Ronald C. Lundy
Vice President of Finance and CFO