Form 10-K
period 2010-12-31
VERAMARK TECHNOLOGIES INC
filed 2011-03-29
CIK 747605

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2010
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
The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2010 was $4,562,579.
The number of shares of Common Stock, $.10 par value, outstanding on February 28, 2011 was 10,110,370.

DOCUMENTS INCORPORATED BY REFERENCE

PART I	-		None

PART II	-		None

PART III	-	Item 10	Portions of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held May 24, 2011, under the headings “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

		Item 11	Portions of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held May 24, 2011, under the heading “Executive Compensation.”

		Item 12	The tables contained in portions of the information under the headings of “Election of Directors” and “Stock Options” of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held May 24, 2011.

		Item 13	Portions of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held May 24, 2011, under the heading “Certain Relationships and Related Transactions.”

		Item 14	Portions of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held May 24, 2011, under the heading “Audit Fees and Services.”

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
Veramark is a leading provider of innovative enterprise solutions for Telecom Expense Management (TEM) including call accounting. Veramark TEM solutions help organizations reduce operational expenses, improve productivity, and optimize networks and services associated with communications networks and information technology.
Veramark TEM solutions combine technology and services to meet the specific needs of each customer.
•
Our Professional Services help customers obtain the technology and services they need at minimal cost. Veramark technology and the insight of our TEM experts help customers negotiate better contracts, audit invoices, evaluate new technology, and improve procure-to-pay processes.

•
VeraSMART, our integrated, scalable software platform, enables best practices for TEM lifecycle management of wireless and wireline usage (including call accounting), inventory, invoices and disputes, sourcing and contracts, and ordering and provisioning. VeraSMART improves the productivity of the team responsible for the procure-to-pay process and provides visibility to usage, charges and contracts to help the team maximize services and minimize expenses.

•
Our Managed Services include a flexible approach to designing solutions that fit the structure and environment of each customer. Managed Services range from hosting VeraSMART in support of an internal procure-to-pay process, to the complete outsourcing to Veramark of a customer’s procure-to-pay process. Managed Services includes the opportunity for the customer to outsource internal help desk and technology support of wireless, voice and data communications needs.

Veramark solutions are available as on-premise software deployments, hosted Software-as-a-Service (SaaS), and Business Process Outsourcing (BPO), allowing customers to optimally utilize both in-house and Veramark resources to create best practices for managing the expenses associated with telecommunications and information technology.
Veramark market position at a glance:
•	One of only a few public companies in the industry offering customers transparency and financial assurances that many customer desire so as to mitigate risk in multi-year commitments.
•
A large and diverse customer base of almost 4,000 active customers ranging from small businesses to global enterprises, US national commercial enterprises, educational institutions, government agencies and the military.

•	A U.S. based company with an on-shore (domestic) delivery and support model which has resulted in high customer satisfaction ratings.
•
Professional Services that deliver high-value, one-time engagements including audit, sourcing, benchmarking, operational assessment and network optimization. Professional Services help gain the confidence of customers, and creates opportunity for multi-year TEM programs.

•	Managed Services for the entire procure-to-pay lifecycle, as well as help desk services, up to and including full BPO.
•
VeraSMART software for lifecycle management of telecom expenses and related business processes, offers a highly configurable, full-featured platform for maximizing productivity and supporting best-practices for TEM applied to each individual customer.

•	Continuous investment in innovation and R&D has positioned VeraSMART as one of the market-leading platforms for enabling TEM processes.
•	Managed Services for the entire procure-to-pay lifecycle, as well as help desk services, up to and including full Business Process Outsourcing.
•	Complete training, implementation, and customer support services, to provide complete solutions for every deployment approach.
Veramark software and services are developed and delivered by Veramark employees based in our Rochester, NY and Alpharetta, GA offices. Veramark sells and markets its products and services directly and through distribution channels, and maintains relationships with many top telecommunications service and equipment providers including: AT&T Inc., Avaya® and Cisco®.

Veramark solutions meet the changing communications management needs of our customers.
•
The Company’s software and services address the corporate need to manage expenses associated with communications networks including wireless, VoIP, fixed wireline, mobile/cellular and video/voice/data.

•
Veramark will be extending TEM into the emerging Information Technology Financial Management (ITFM) market. ITFM addresses technology used throughout an organization, of which telecommunications typically represents 15% to 20% of the total spend. Veramark ITFM solutions will be developed collaboratively with customers focusing on software and processes for managing the total cost of ownership of information technology.

Products and Services
VeraSMART Telecom Expense Management Suite (software)
The costs of telecommunications technology and services, including data services and wireless networks, represent a significant expense for organizations across all industries. VeraSMART helps organizations reduce the operational expenses associated with an organization’s need for effective communications. VeraSMART provides support of transactional processes, and creates visibility into telecom usage and spend. VeraSMART enables TEM best practices by automating many functions associated with enterprise telecom contract management, invoice processing and auditing, inventory and asset management, dispute management, call accounting, reporting, and data analytic dashboards. VeraSMART can be deployed as part of an outsourced, hosted or licensed solution. With unlimited scalability, VeraSMART can meet the TEM demands of the largest enterprises.
VeraSMART enables lifecycle management best practices and reporting capabilities for:
•
Usage Management — captures call records (call accounting), invoice data, organizational structure (employees and cost centers), asset data (inventory) and carrier service data to provide a comprehensive view of your wireline and wireless telecom services and usage.

•
Invoice Analysis and Dispute Management — intelligently processes invoices and produces analytics that help highlight opportunities to reduce expenses and utilizes workflow automation to streamline invoice receipt, reconciliation, processing, approval, and payment.

•
Inventory Management — capture asset and service data to help clients manage non-extension inventory (wireless devices, laptops, servers, modems), assign inventory charges to personnel and cost centers, and track inventory status.

•
Sourcing and Contract Management — captures contract data and provides customers reports and analytics creating visibility into contract and vendor performance data that can be applied to assist with contract negotiation and commitments.

•	Ordering and Provisioning Management — provides capabilities to help customers reduce the effort required to manage, streamline and control the entire ordering and provisioning process.
•
Process Automation — with a unique, configurable workflow engine, VeraSMART can be configured according to unique customer requirements in support of automation of a wide range of procure to pay and technology support processes such as asset management (moves, adds, changes, delete “MACD” and help desk services (repair, replace, order and provision) to help to boost productivity, reduce the chance of errors and reduce operating costs.

Usage Management VeraSmart Call Accounting
VeraSMART Call Accounting is one of the components of the VeraSMART Telecom Expense Management Suite. VeraSMART Call Accounting customers can seamlessly add other VeraSMART components to expand their capabilities as their business needs change and grow.
VeraSMART Call Accounting gives organizations visibility into managing their wireline usage and costs. Compatible with all current telecommunications technologies such as TDM, IP, and hybrid networks, VeraSMART Call Accounting makes it easy to analyze and report on call detail records (CDRs) collected from VOIP/PBX switches and other network sources, perform inbound and outbound traffic analysis, identify toll fraud and abuse, and calculate and assign charges to extensions, personnel, or other user-defined billing numbers. An extensive library of configurable report templates enables customers to deliver usage information to individuals throughout the organization. Managers can use the 3D dashboards to monitor key data trends.
VeraSMART Call Accounting provides a unified view of extensions and other IT assets to facilitate management of inventory across the enterprise. Powerful, flexible support for MACD, help desk, ordering and provisioning, and other process workflows improves productivity and compliance with company policies. VeraSMART Call Accounting scales easily to serve tens of thousands of extensions at hundreds of sites and offers a wide variety of optional capabilities to reduce spend and improve productivity.
Veramark has been the only call accounting OEM provider to Avaya since 1984, and our eCAS brand is widely recognized in the Avaya market. We continue to use the eCAS brand on our Avaya OEM call accounting software to leverage the customer recognition and brand loyalty that we have established in the Avaya channel over the last 27 years.
Veramark continues to develop complimentary distribution channels including resellers of CISCO and other telecommunications equipment and services. In addition, Veramark will sell direct to the customer if appropriate, particularly if the Call Accounting capabilites are being purchased in a bundle with other VeraSMART TEM capabilities and Veramark TEM services.
Veramark brands the call accounting product as “VeraSMART eCAS” for the AVAYA channel and as “VeraSMART Call Accounting” for all other channels. VeraSMART Call Accounting and VeraSMART eCAS Call Accounting are one in the same.
Software Maintenance
Veramark provides software support and maintenance for an annual fee. Software support and maintenance includes post-warranty support via telephone or modem, as well as new software service pack releases. Initial annual fees for maintenance range from 15% — 20% of the original software license fee, depending upon the level of service defined in the customer Service level Agreement.

Managed Services
Veramark Managed Services include a range of programs for helping customers reduce expenses and manage to pay process. Veramark customers may outsource to Veramark any or all of their TEM processes. Veramark will typically charge a monthly subscription fee and may include success fees for achieving agreed upon levels of savings. Customers gain access to our TEM expertise and the VeraSMART TEM software platform. Our Managed Service customers typically have Web access to their VeraSMART system to monitor performance, control process workflows, and generate reports as desired.
Business processes that can be outsourced to Veramark include:
Invoice Loading — Veramark can consolidate the customer’s wireless and wireline invoices, convert paper invoices to e-Bills, and load invoices into the VeraSMART system. Compared to manual methods, our invoice loading service can dramatically reduce labor costs and processing time.
Invoice Processing — Veramark can manage the entire invoice processing workflow for the customer utilizing the productivity enhancing features of VeraSMART. Wireless and wireline invoices can be validated or reported on as compared to inventory, contracted rates, personnel and cost centers. Veramark can facilitate the coding and approval process to reduce cycle times and mitigate the risk of incurring late payment fees. Veramark TEM experts may be engaged to analyze invoices to help find opportunities to optimize services and reduce expenses for the customer.
Bill Payment — Veramark can pay the customer’s approved wireless and wireline invoices on their behalf and present the customer with a single consolidated monthly bill for the total amount. Veramark’s bill payment service can provide prompt, accurate payment of approved charges. Labor costs and risks of payment errors (both underpayment and overpayment) and late payment (and resulting penalties) can be minimized.
Dispute Management — Veramark’s Managed Services team may work directly with the customer’s vendors to settle disputes rapidly. We vigorously pursue the recovery of identified and approved credits on the customer’s behalf for potential carrier overcharges. Our dispute management service allows customers to leverage the expertise of our TEM experts, while keeping their staff focused on core capabilities and strategic objectives.
Ordering and Provisioning — Veramark’s Ordering and Provision service can help customers reduce off-contract orders and meet their Minimum Annual Revenue Commitment (MARC) contract requirements. TEM Managed Services can manage orders using an automated workflow that optimizes transaction speed and accuracy.
Help Desk — Veramark offers help desk services for support of voice, data and wireless networks and equipment. Customers may outsource these services and have Veramark staff handle calls from users. Our U.S. based Help Desk Team is trained to assist callers with a wide range of tasks and repairs associated with communications. Help Desk services can help customers reduce the costs associated with serving internal users.

Professional Services
Veramark Professional Services offer customers one-time programs for assessing, benchmarking and improving upon inefficiencies in their sourcing and bill processing environments. The Veramark Telecom Cost Elimination (TCE) Program bundles sourcing, contract negotiations, benchmarking and audit into a comprehensive program to identify opportunities to reduce costs, improve process and recover credits on past payments. The TCE Program can be an efficient approach, with programs typically completed within eight (8) weeks from the start date.
Components of the TCE Program may be contracted individually and includes the following services:
•	Sourcing — Veramark Professional Services Consultants will assist customers with carrier selection, carrier contracts and contract negotiations to help reduce contract rates.
•
Benchmarking — Utilize benchmark data held by Veramark to help clients compare their historical costs with market averages and similar company data to help them negotiate fair rates and terms in carrier contracts

•
Network optimization — Evaluate existing networks and services to identify opportunities to consolidate resources and apply new technology that could help reduce the operational expenses without sacrificing services.

•	Operational assessments — Veramark can assess the current environment and identify opportunities to improve the overall value received (costs as compared with quality of services)
•
Call Center Outsourcing Management — Veramark can assess the processes and systems being performed by the company call center, whether in-house or outsourced, to define and help implement improvements in process and policy.

Marketing and Sales
Veramark has a multi-faceted distribution strategy that includes direct sales to customers and indirect sales through strategic partners and value-added-resellers (VARs). Products and services are delivered through these complimentary channels based on the complexity of the sale and the complexity of the product and service being sold.
This multi-channel approach helps create a portfolio of opportunities, extends the reach of our sales efforts, and reduces the total cost of sales as compared with a purely direct sales approach.
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

Backlog
At December 31, 2010, Veramark had a backlog of approximately $9.6 million of which approximately $7.2 million is expected to be recognized as revenue during 2011. Backlog as of December 31, 2009 was $7.5 million. The Company’s policy is to accept orders only upon receipt of purchase orders, or the equivalent thereof.
Employees
As of February 28, 2011 Veramark employed 95 full-time personnel. Veramark’s employees are not represented by any labor unions.

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
Intellectual Property Rights
Veramark regards its products as proprietary and attempts to protect them with a combination of copyright, trademark and trade secret protections, employee and third-party non-disclosure agreements and other methods of protection. Despite those precautions, it may be possible for unauthorized third parties to copy certain portions of Veramark’s products, reverse engineer or obtain and use information that Veramark regards as proprietary. The laws of some foreign countries do not protect Veramark’s proprietary rights to the same extent as the laws of the United States. Any misappropriation of Veramark’s intellectual property could have a material adverse effect on its business and results of operations. Furthermore, although Veramark takes steps to prevent unlawful infringement of other’s intellectual property, there can be no assurance that third parties will not assert infringement claims against Veramark in the future with respect to current or future products. Any such assertion could require Veramark to enter into royalty arrangements or result in costly litigation. On October 4, 2010 the Company was one of three companies named in a complaint filed by Asentinal LLC, alleging infringement of two telecom expense management (TEM) patents held by Asentinal. The Company is in the process of challenging those allegations. (See note 13 to the financial statements).
Existing Customer Base
We derive a significant portion of our revenues from multi-year Managed Service contracts. As a result, if we lose a major customer, or if a Managed Service contract is delayed, reduced, or cancelled, our revenues could be adversely affected. In addition, customers who have accounted for significant revenues in the past may not generate the same amount of revenues in future periods.

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
Declines in Demand for Software
If overall market demands for software and computer devices generally, as well as call accounting software or enterprise level products and services specifically, declines, or corporate spending for such products declines, Veramark’s revenue could be adversely affected. Additionally, Veramark’s revenues could be unfavorably impacted if customers reduce their purchases of new software products or upgrades to existing products.
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
Loss of Key Employees
Veramark’s delivery of quality products and services requires the experience and knowledge of our staff. The loss of key employees could hinder our ability to deliver services, possibly resulting in loss of customers or loss of revenue. Any loss of key employees could have a material adverse effect on Veramark’s business and results of operations.

Changing Market
Veramark serves the highly dynamic telecommunications market characterized by continuous technological enhancements and choices that effect the costs incurred versus benefit received by our customers. Veramark staff must remain current otherwise the quality and value of our services could be diminished and competition could offer better value. The failure to remain current could have a material adverse effect on Veramark’s business and results of operations.
Access to Capital
Veramark may not have the access to capital that will be necessary to maintain a competitive software product, to hire the experienced staff, to fund growth or to fund acquisitions. This could cause Veramark to fall behind market growth rates and have an adverse effect on Veramark’s business.
Public Company
Veramark is one of only a few TEM companies that has a publicly traded stock. In addition, Veramark’s revenue is small relative to most public companies and the cost of compliance is relatively high when compared with revenue and earnings. This reduces the capital available to run operations and to invest in innovation which could have an adverse effect on business.
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
The Company’s principal headquarters facility is located in a one-story building in Rochester, New York. Veramark presently leases approximately 24,000 square feet of the building, which was constructed in 2010. The Company began occupancy of this facility in late September 2010, after vacating its prior principal location in Pittsford, New York. The term of the Rochester lease expires on March 31, 2018.
The Company has an office located in Alpharetta, Georgia, where it leases approximately 2,800 square feet of a one-story building. The term of the Alpharetta lease expires on November 30, 2011. The Company intends to maintain a physical presence in Georgia, and is currently exploring alternatives to that end.

Item 3	Legal Proceedings
On October 4, 2010, the Company was served with a complaint in an action brought by Asentinel LLC, against the Company. AnchorPoint, a division of MTS, and CASS Information Systems, were also served with the same complaint. The complaint alleges infringement of two telecom expense management (TEM) patents held by Asentinel concerning systems and methods for identifying and processing billing exceptions in telecommunications invoices. The Company intends to challenge the allegations made in the complaint. The litigation is in the early stages of discovery at this time, and it is not possible to determine the ultimate resolution of, or estimate the liability related to, this matter. The Company’s policy is to expense legal costs as incurred and no provision for losses has been provided in connection with this litigation.

Item 4	Submission of Matters to a Vote of Security Holders
None.

PART II

Item 5	Market for the Registrant’s Common Stock and Related Stockholder Matters
Veramark Common Stock, $0.10 par value (symbol: VERA), is an Over-The-Counter (OTC) equity security. In 2010, VERA was quoted on the Over-The-Counter Bulletin Board system (OTCBB). In 2010, OTC Markets undertook a project to create a tiered reporting system for OTC equity securities. Effective February 22, 2011, VERA is quoted on the OTCQB market tier. The quotations below reflect inter-dealer prices that do not include retail markups, markdowns or commissions and may not represent actual transactions.
Quarters Ended

	31-Mar		30-Jun		30-Sep		31-Dec
	High	Low	High	Low	High	Low	High	Low
2010	$0.50	$0.25	$0.65	$0.30	$0.78	$0.32	$0.80	$0.51
2009	$0.51	$0.25	$0.50	$0.28	$0.53	$0.31	$0.44	$0.20
As of March 28, 2011, there were approximately 500 holders of record of the Company’s Common Stock and approximately 1,200 additional beneficial holders.

Item 6	Selected Financial Data

	Year Ended December 31,
	2010	2009	2008	2007	2006

Net Revenues	$13,165,209	$10,146,280	$10,673,891	$11,918,852	$10,361,150

Net Income (Loss)	$610,897	$(1,140,141)	$(431,411)	$(706,049)	$(488,341)

Net Income (Loss) per share	$0.06	$(0.12)	$(0.04)	$(0.08)	$(0.06)

Weighted Average Diluted Shares Outstanding	10,057,844	9,871,065	9,560,414	8,972,412	8,843,154

Total Assets	$12,873,019	$10,384,535	$10,566,277	$11,395,692	$10,933,393

Long-Term Obligations	$5,089,312	$4,674,071	$5,000,010	$5,072,447	$5,096,031

Item 7	Management’s Discussion and Analysis of Results of Operations and Financial Condition
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
2010 Compared with 2009
Overview
Revenues for the fourth quarter of 2010 of $3,588,000 increased 36% from revenues of $2,634,000 for the fourth quarter of 2009. For the twelve months ended December 31, 2010, revenues of $13,165,000 increased $3,019,000, or 30%, from revenues of $10,146,000, for the twelve months ended December 31, 2009. Net income for the fourth quarter of 2010 totaled $208,000, or $0.02 per diluted share. For the same quarter of 2009, the Company recorded a net loss of $68,000, or $0.01 per share. Net income of $611,000, or $0.06 per diluted share, for the twelve months ended December 31, 2010 represents an improvement of $1,751,000 from the net loss of $1,140,000 incurred for the twelve months ended December 31, 2009.
Orders received during the fourth quarter of 2010 exceeded $4.1 million, increasing total 2010 orders received to $13.8 million, an increase of 21% from orders received of $11.4 million for the twelve months ended December 31, 2009. Embedded revenues at December 31, 2010, representing the values of orders received, for which the associated product or service will be provided in future periods, increased 28%, from $7.5 million at December 31, 2009 to $9.6 million at December 31, 2010.
The acquisition of the enterprise telecom expense management (TEM) consulting business of Source Loop, LLC, played a key role in the Company’s revenue growth and return to profitability. Veramark acquired the enterprise TEM consulting business of Source Loop, based in Alpharetta, Georgia, for $1.5 million in cash and 500,000 shares of common stock, subject to attaining specified revenue and employee retention parameters through December 31, 2011. From the date of acquisition in June 2010, to December 31, 2010, the acquisition of Source Loop added approximately $1.38 million to revenues and approximately $233,000 to net income.
In September, the Company assumed possession of a new headquarters located in Rochester, New York. The new facility, which encompasses approximately 24,000 square feet, features a design and floor plan better suited to Veramark’s current and future needs, and is expected to reduce annual facility costs by an estimated $200,000.

Revenues
Revenues from the sale of licenses for TEM and call accounting products and services increased 25% for the twelve months ended December 31, 2010 from 2009 results. The increase includes a growth in revenues from our traditional Avaya master distribution channels, and additional revenues generated from new partner relationships developed within the past two years. Our larger customers have the option of having those same TEM and call accounting services provided under multi- year managed service contracts, in either a hosted, or Software as a Service (SaaS) environment. Revenues generated from managed service contracts increased 86% for the twelve months ended December 31, 2010, as compared with 2009.
Revenues earned from maintenance contracts on our installed base of software products increased 9% for the quarter ended December 31, 2010, and 5% for the twelve months ended December 31, 2010, compared with the same three and twelve month periods of 2009.
Gross Margin
As a result of the increase in revenues achieved in 2010 from the prior year, gross margins (defined as revenues less cost of sales) totaled $9,459,000 for the twelve months ended December 31, 2010, an increase of 28%, from the gross margin of $7,382,000 for 2009. Gross margin as a percent of revenues for 2010 was 72%, which compared with 73% of revenues for 2009.
Engineering and Software Development Expenses
Engineering and Software development expenses of $1,394,000, net of the capitalization of software development costs for the year ended December 31, 2010, increased 21% from net engineering and development costs of $1,150,000 for the year ended December 31, 2009, due to a reduction in the percentage of development costs capitalized in 2010 versus 2009. Gross expenses for engineering and software development, prior to the effects of capitalization, increased just 3% from the 2009 level. The below chart summarizes gross engineering and software development expenses, development costs capitalized and the resulting net engineering and software development expense include in the Company’s statement of operations, for the twelve months ended December 31, 2010 and 2009.

	2010	2009

Gross Expenditures for Engineering and Software Development	$2,530,000	$2,462,000

Less: Software Development Costs Capitalized	(1,136,000)	(1,312,000)

Net Expenditures for Engineering and Software Development	1,394,000	1,150,000

Plus: Software Development Costs Amortized and Charged to Cost of Sales	1,081,000	1,126,000

Total Expense Recognized	$2,475,000	$2,276,000

Selling, General and Administrative Expenses
Selling, general and administrative (SG&A) expenses of $7,505,000 for the year ended December 31, 2010 increased $118,000, or 2%, from SG&A expenses of $7,387,000 for the year ended December 31, 2009. The increase in SG&A expenses was attributable to the acquisition of Source Loop in the second quarter, which added $391,000 to expenses from the date of acquisition through the end of the year. These additional expenses were offset by reductions in marketing and direct selling expenses as compared with 2009, and a decrease in pension expense realized from the prior year.
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
Significant progress was made in narrowing our operating losses during the final two quarters of 2009, and we continue to build our embedded backlog as we enter 2010. Most importantly, we continued the process of transforming Veramark into a leading provider of Telecom Expense Management (TEM) and Business Process Outsourcing (BPO) products and services, while developing the next generation of products targeted at the IT Financial Management (ITFM) market. In order to develop a leadership position in ITFM we intend to continue our commitment to investing in product innovation thereby creating additional value to organizations to include the following:
•	Provide software that replaces the heavy dependency on expense management experts and makes scarce in- house resources more productive.

•	Provide software that creates corporate value that is absent in a pure services scenario
•	Develop innovative software that is essential to maintaining preferred partner status with strategic partners such as AT&T, Avaya, and Cisco.
•	Provide the tools required to assist organizations in reducing their costs and optimizing expenditures across their telecom and IT networks
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
Revenues from managed service contracts for TEM and BPO services, increased 72% for the three months ended December 31, 2009, and 43% for the twelve months ended December 31, 2009 from the same periods of 2008. Thirteen new clients were added during 2009, including ABM Industries, AutoTrader, NASCAR, and Staples. Revenues derived from TEM and BPO managed service contracts accounted for 24% of total revenues in 2009, up from 16% in 2008.
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

Selling, General and Administrative Expenses
Selling, general and administrative (SG&A) expense for the twelve months ended December 31, 2009 of $7,387,000 increased 7% from expenses of $6,876,000, for the twelve months ended December 31, 2008. The higher expenses include the costs of expanding the direct sales force, and an increase in pension costs, caused by a decrease in the discount rate used to calculate the net present value of the long-term obligation. Pension costs are expected to decrease significantly in future years as the Company has suspended further participation in the retirement program in addition to instituting a permanent freeze of benefits for current participants.
Liquidity and Capital Resources
The total cash position (which includes cash held in operating accounts plus the value of short term investments) of $1,502,000 at December 31, 2010, compares with a total cash position of $946,000 at December 31, 2009. The increase of $556,000 includes $180,000 of net borrowing against the Company’s $750,000 line of credit arrangement and a balance of $189,000 remaining on a term loan established in the fourth quarter of 2010, the proceeds of which were used to purchase furniture and fixtures in conjunction with our move to a new facility. Both the line of credit and term loan are held by the same commercial bank. In October of 2010, the Company’s available line of credit agreement was increased from $400,000 to $750,000.

Net Accounts receivable of $1,912,000 at December 31, 2010 increased 45% from the December 31, 2009 balance of $1,315,000, primarily a result of higher revenue volumes in the third and fourth quarter of 2010, as compared with the prior year. The reserve for bad debts increased from $24,000 at December 31, 2009, to $33,000 at December 31, 2010, in response to the higher receivable balance. We incurred a net write-off of approximately $85,000 during the third quarter, resulting from the bankruptcy of a reseller partner, but otherwise have seen no significant changes in the payment patterns of our customer base.
Prepaid expenses total $294,000 at December 31, 2010, a reduction of $95,000 from prepaid expenses of $389,000 at December 31, 2009. Prepaid expenses include the prepayment of business insurances, maintenance contracts, and other expenditures, including commissions earned on the sale of multi-year contracts, for which the economic benefit will be recognized in future periods.
The value of property and equipment at December 31, 2010, net of depreciation, is $602,000, which compares with net property and equipment of $313,000, at December 31, 2009. Capital purchases for 2010 totaled $482,000, up from $141,000 in 2009, and includes $317,000 of furniture and fixtures purchased in conjunction with the relocation of our facility. Throughout the course of 2010, the Company disposed of $115,000 of obsolete equipment, incurring a loss after depreciation of approximately $3,000. In the fourth quarter, the Company wrote-off $1,386,000 of fully depreciated leasehold improvements pertaining to the Company’s former headquarters facility. Depreciation expense for 2010 totaled $203,000, a decrease of 28% from depreciation expense of $283,000 in 2009.
Software development costs capitalized and carried on the balance sheet at December 31, 2010 of $2,962,000, increased 2% from capitalized development costs of $2,906,000 at December 31, 2009. During 2010 we capitalized $1,136,000 of development costs, or $176,000 less than the development costs capitalized in 2009. The amortization of previously capitalized development efforts totaled $1,081,000 in 2010, down slightly from $1,126,000 of amortization expense recorded in 2009. Amortization expenses are charged to cost of sales as incurred.
Pension assets of $3,108,000 at December 31, 2010, increased 4% from the December 31, 2009 balance of $2,996,000, and consist of the accumulated cash surrender values of company-owned life insurance contracts. The cash surrender values, in conjunction with the associated death benefits of these contracts, were designed to fund current and future pension obligations, and are also available to fund current operations of the Company, if required.
Total current liabilities of $7,342,000 at December 31, 2010 increased $1,634,000 from the December 31, 2009 total of $5,708,000 primarily due to increases in deferred revenues, the acquisition Source Loop, and the relocation of the Company’s facility.
Accounts payable increased $35,000 from $325,000 at December 31, 2009, to $360,000 at December 31, 2010, and accrued compensation increased from $457,000 a year ago, to $667,000 at December 31, 2010. The change in accrued compensation includes increases in provisions for accrued vacations ($22,000), accrued salaries ($39,000), commissions payable ($27,000), and incentive plans tied to meeting specific revenue and profitability targets ($110,000).
Deferred revenue, a major component of the Company’s embedded backlog referred to in the overview section of this report, increased 12% from $3,791,000 at December 31, 2009 to $4,251,000, at December 31, 2010. Deferred revenues represent the unearned portion of maintenance contracts and other services, include training, installation, and implementation services, for which customers have been billed, but the specified service has not yet been completed, and accordingly have not been recognized as revenue in the Statement of Operations.

The contingent liability of $899,400 at December 31, 2010, is the remaining consideration expected to be paid in cash and common stock for the acquisition of Source Loop. Of that amount, $300,000 in cash, and 100,000 shares of common stock, will be paid in the first quarter of 2011 based on the attainment of specified revenue targets for 2010 under the terms of the asset purchase agreement. Actual amounts ultimately paid in cash and common stock, are contingent upon the performance against revenue and employee retention targets specific to 2011.
Short-term debt at December 31, 2011 includes the current portion of the term loan agreement referenced above, and $180,000 outstanding against our line of credit agreement. During the fourth quarter of 2010 we repaid $120,000 of the $300,000 borrowed on the line in conjunction with the acquisition of Source Loop.
Long-term debt of $175,000 at December 31, 2010, consists of the non-current portion of the term note and a $52,000 rent liability associated with the lease on the new facility, which provided for a five-month rent-free period. Accounting rules stipulate that rent expense for operating leases with rent-free periods be accounted for on a straight line basis over the lease term, including the related rent-free period. Our financial statement will include a lease liability during the term of the lease, which at the end of each reporting period, will represent the difference between the amount of rent expense recognized, and the amount of rent paid through the reporting period.
The net present value of long and short-term pension obligations of $5,417,000 at December 31, 2010, compares with the obligation of $5,176,130 at December 31, 2009. The Company has applied a discount rate of 5% to the outstanding obligation at December 31, 2010, a reduction of 0.5% from the discount rate of 5.5% applied at December 31, 2009. In 2008, the Company suspended any future growth in either pension benefits or participation in the plan. Projected obligations are expected to be funded utilizing accumulated cash surrender values and death benefits from a series of company-owned life insurance policies. The current cash surrender values of $3,108,000 are included in the Company’s balance sheet under the caption Pension Assets. The corresponding death benefits attached to those policies totaling $10.2 million are not included in the Company’s balance sheet.
Stockholder’s equity at December 31, 2010 of $442,000, increased $439,000 from $3,000 of stockholder’s equity at December 31, 2009. 200,000 shares of common stock were issued or earned during 2010 in conjunction with the acquisition of Source Loop, at an average price of $0.61. Employees purchased approximately 43,000 shares of common stock under the Company’s Employee Stock Purchase Plan, at an average price of $0.52
Based upon a review of our current cash and investment position, access to other sources of capital, the expansion of our line of credit agreement and analysis of current operating expense levels, it is managements opinion that sufficient resources exist to fully fund operational and strategic initiatives for the next twelve months and beyond.

Off Balance Sheet Arrangements
Pension Obligations — The Company sponsors a non-qualified, unfunded, Supplemental Executive Retirement Plan (SERP), which provides certain current and former employees with a defined pension benefit. The SERP is not encumbered by the coverage and benefit restrictions imposed on qualified plans by the IRS. In addition, the Company generally is not required to comply with non-discrimination rules imposed on qualified plans under ERISA.
Unfunded means that the Company is not required to set aside any particular assets to satisfy its SERP liabilities. Accordingly any assets the Company may have available to satisfy SERP liabilities are subject to claims by the Company’s creditors.
Recovery of 100% of projected SERP costs is designed through a program of Company-owned life insurance (COLI). Recovery for the imputed time value of the money, plus all costs associated with the COLI premium payments, and benefit obligations, are included in this program. The Company currently owns 14 separate life insurance contracts on selected current and former employees, not all of who will ultimately qualify for participation in the plan. The cumulative death benefit attached to these policies is $10.2 million and is not included in the Company’s Consolidated Balance Sheet as of December 31, 2010.
The cash surrender values of these policies at December 31, 2010 totaled approximately $3,108,000 and are included in the Company’s consolidated balance sheets under the caption of “Pension Assets.”
The projected future pension benefits expected to be paid under this plan are as follows, assuming retirement at age 65 and a life expectation ranging from 80 to 83 years.
Year Ending December 31,

2011	502,059
2012	507,139
2013	517,300
2014	419,166
2015	377,566
2016-2020	2,194,441
The net present value of these projected pension obligations at December 31, 2010, totals $5,416,816, and is included in the current and long-term liability section of the Company’s balance sheet.
Lease Obligations — The Company leases office facilities, at its Rochester, N.Y. location, under a lease that expires March 31, 2018. Prior to that, the Company held a lease in Pittsford, N.Y. that expired October 31, 2010. The Company also carries a lease obligation for its Alpharetta, Georgia location, which expires November 30, 2011. Rent expense under all operating leases (exclusive of real estate taxes and other expenses payable under the leases) was approximately $426,000, $410,000, and $350,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

As of December 31, 2010, minimum lease payments are as follows:
Year Ending December 31,

2011	211,370
2012	232,212
2013	232,212
2014	244,223
2015	248,226
2016 - 2018	567,660
ASC 840-20, “Sale-Leaseback Transactions” stipulates that rent expense for operating leases with rent-free periods or scheduled increases, be accounted for on a straight-line basis over the lease term, including the related rent-free period. As a result, the Company’s financial statements will include a lease liability during the term of the Rochester lease, which at the end of each reporting period, will represent the difference between the amount of rent expense recognized, and the amount of rent paid through the reporting period.
Purchase Commitments — The Company has no purchase commitment contracts in place as of December 31, 2010.
Critical Accounting Policies
The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported therein. The most significant of these are:
•	Revenue recognition
•	Capitalization of software development costs
•	Allowance for Doubtful Accounts
•	Pension liability
•	Goodwill impairment analysis
•	Intangible impairment analysis
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
The Company recognizes software license revenue under ASC 985-605, “Software Revenue Recognition,” and under ASC 605-25 “Revenue Recognition — Multiple Element Arrangements” and related interpretations.

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
The Company’s revenues generated through hosting solutions are recognized using the proportional performance method. Revenues are recognized in the month services are rendered and earned under service agreements with clients where service fees are fixed or determinable. Contracts can generally be terminated with 90 days written notice. All services provided by us through the date of cancellation are due and payable under the contract terms.
The Company believes its revenue recognition policies are appropriate, in all circumstances, and that its policies are reflective of complexities arising from customer arrangements involving such features as maintenance, warranty agreements, license agreements, and other normal course of business arrangements.
The Company capitalizes software development costs when technological feasibility has been established for the software in accordance with ASC 985-20, “Costs of software to be sold, leased, or marketed”. Such capitalized costs are amortized on a product-by-product basis over their economic life or the ratio of current revenues to current and anticipated revenues from such software, whichever provides the greater amortization. The Company periodically reviews the carrying value of capitalized software development costs and impairments are recognized in the results of operations when the expected future undiscounted operating cash flow derived from the capitalized software is less than its carrying value. Should the Company inaccurately determine when a product reaches technological feasibility or the economic life of a product, results could differ materially from those reported. Veramark uses what it believes are reasonable assumptions and where applicable, established valuation techniques in making its estimates.

The Company maintains allowances for doubtful accounts for estimated losses resulting from the potential inability of its customers to make required payments. Management specifically analyzes accounts receivable, historical bad debts, credit concentrations and customer payment terms when evaluating the adequacy of the allowance for doubtful accounts.
The Company sponsors an unfunded Supplemental Executive Retirement Program (SERP), which is a nonqualified plan that provides certain employees a defined pension benefit. In order to properly record the net present value of future pension obligations a number of assumptions are required to be made by Company’s management. These assumptions include years of service, life expectancies, and the determination of the proper long-term interest and liability discount rates to be applied to these future obligations.
Should the Company need to alter any of these assumptions, there is the potential for significant adjustments to projected pension liabilities.
Goodwill represents the excess of the purchase price paid over the fair value of assets acquired. Goodwill is not amortized and as per ASC 350-20, is subject to an impairment test conducted on an annual basis, or more frequently if a change in circumstances or the occurrence of events indicates that potential impairment exists. Through December 2010, there has been no impairment of goodwill associated with the Source Loop acquisition.
In determining if it is necessary to impair intangible assets other than goodwill, the Company follows the guidance provided under ASC 360-10, Property, Plant and Equipment. The Company considers factors such as, but not limited to, estimated useful life, amortization policies, and legal regulations related to the intangible asset. No impairment charges were recorded in 2010, 2009, or 2008.

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

•
In July 2010, the FASB issued Accounting Standards Update No. 2010-20, topic 310, Receivables, which requires disclosures about the credit quality of financing receivables and the allowance for credit losses. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. This update will have no effect on the Company’s financial statements.

•
In December 2010, the FASB issued Accounting Standards Update No. 2010-28, topic 350, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. For those reporting units with zero or negative carrying value, step 2 of the impairment test is required to be performed, even if step 1 indicates it is not necessary. The Company does not expect this to have a material effect on the Company’s financial statements.

•
In December 2010, the FASB issued Accounting Standards Update No. 2010-29, topic 805, Disclosure of Supplementary Pro Forma Information for Business Combinations, to clarify diversity in practice of applying this topic. Paragraph 805-10-50-2(h) requires a public entity to disclose pro forma information for business combinations that occurred in the current reporting period. The disclosures include pro forma revenue and earnings of the combined entity for the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period. If comparative financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period. The Company properly reports such supplementary information in its filings.

Item 7A	Quantitative and Qualitative Disclosures About Market Risk
The Company generally invests its available cash in low risk securities such as bond funds or government issued securities.
At December 31, 2010 and 2009 the carrying value of investments approximated fair market value. Investments at December 31, 2010 and 2009 consisted of the following:

	2010	2009

Bond Funds	$65,875	$34,367
US Government Securities	200,087	423,153

	$265,962	$457,520

Item 8	Index to Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and
Stockholders of Veramark Technologies, Inc.
We have audited the accompanying balance sheets of Veramark Technologies, Inc as of December 31, 2010 and 2009, and the related statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2010. Veramark Technologies, Inc’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Veramark Technologies, Inc as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.
/s/EFP Rotenberg, LLP
EFP Rotenberg, LLP
Rochester, New York
March 29, 2011

VERAMARK TECHNOLOGIES, INC.
BALANCE SHEETS
DECEMBER 31, 2010 AND 2009

	2010	2009
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,236,375	$488,381
Investments	265,962	457,520
Accounts receivable, trade (net of allowance for doubtful accounts of $33,000 and $24,000)	1,911,693	1,314,986
Inventories, net	14,599	13,510
Prepaid expenses	294,090	389,267
Other current assets	276,163	509,590

Total current assets	3,998,882	3,173,254

PROPERTY AND EQUIPMENT:
Cost	2,512,162	3,520,903
Less accumulated depreciation	(1,909,965)	(3,207,550)

Property and equipment, net	602,197	313,353

OTHER ASSETS:
Software development costs (net of accumulated amortization of $2,245,268 and $2,497,948)	2,961,617	2,906,505
Pension assets	3,107,952	2,995,657
Intangibles, net	804,000	—
Goodwill	336,219	—
Deposits and other assets	1,062,152	995,766

Total other assets	8,271,940	6,897,928

TOTAL ASSETS	$12,873,019	$10,384,535

The accompanying notes are an integral part of these financial statements.

VERAMARK TECHNOLOGIES, INC.
BALANCE SHEETS
DECEMBER 31, 2010 AND 2009

	2010	2009
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$360,382	$325,204
Accrued compensation	667,062	457,332
Deferred revenue	4,250,933	3,790,856
Current portion of pension obligation	502,059	502,059
Other contingent liability	899,400	—
Short term debt	246,667	—
Other accrued liabilities	415,459	632,061

Total current liabilities	7,341,962	5,707,512

Long-term debt	174,555	—
Long-term portion of pension obligation	4,914,757	4,674,071

Total liabilities	12,431,274	10,381,583

STOCKHOLDERS’ EQUITY:
Common stock, par value, $0.10; shares authorized, 40,000,000; 10,190,595 shares and 10,028,952 shares issued	1,019,059	1,002,895
Additional paid-in capital	22,661,405	22,398,110
Accumulated deficit	(22,568,440)	(23,179,337)
Treasury stock (80,225 shares at cost)	(385,757)	(385,757)
Accumulated other comprehensive income (loss)	(284,522)	167,041

Total stockholders’ equity	441,745	2,952

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,873,019	$10,384,535

The accompanying notes are an integral part of these financial statements.

VERAMARK TECHNOLOGIES, INC.
STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

	2010	2009	2008
NET REVENUES
Product Revenues	$2,214,652	$1,733,216	$2,657,695
Service Revenues	10,950,557	8,413,064	8,016,196

Total Net Revenues	13,165,209	10,146,280	10,673,891

COSTS AND OPERATING EXPENSES:
Cost of revenues	3,706,094	2,763,802	2,886,847
Engineering and software development	1,393,716	1,149,629	1,410,086
Selling, general and administrative	7,504,698	7,386,680	6,876,055

Total costs and operating expenses	12,604,508	11,300,111	11,172,988

INCOME (LOSS) FROM OPERATIONS	560,701	(1,153,831)	(499,097)

INTEREST INCOME (NET)	50,196	13,690	67,686

INCOME (LOSS) BEFORE INCOME TAXES	610,897	(1,140,141)	(431,411)

INCOME TAXES	—	—	—

NET INCOME (LOSS)	$610,897	$(1,140,141)	$(431,411)

NET INCOME (LOSS) PER SHARE
Basic	$0.06	$(0.12)	$(0.04)

Diluted	$0.06	$(0.12)	$(0.04)

WEIGHTED AVERAGE SHARES OUTSTANDING (BASIC)	9,931,399	9,871,065	9,560,414

WEIGHTED AVERAGE SHARES OUTSTANDING (DILUTED)	10,057,844	9,871,065	9,560,414

The accompanying notes are an integral part of these financial statements.

VERAMARK TECHNOLOGIES, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

			Additional			Accumulated	Total
	Common Stock		Paid in	Accumulated	Treasury	Comprehensive	Stockholders’
	Shares	Par Value	Capital	Deficit	Stock	Income	Equity

BALANCE — December 31, 2007	9,088,868	$916,909	$22,171,341	$(21,607,785)	$(385,757)	$(102,909)	$991,799

Change in other comprehensive income	—	—	—	—	—	(249,347)	(249,347)
Net loss	—	—	—	(431,411)	—	—	(431,411)

Total comprehensive Income (loss)	—	—	—	(431,411)	—	(249,347)	(680,758)

Stock purchase plan	94,861	9,486	14,706	—	—	—	24,192
Exercise of stock options	119,000	11,900	45,250	—	—	—	57,150
Issuance of restricted stock	470,000	47,000	38,749				85,749
Compensation expenses — stock options	—	—	23,642	—	—	—	23,642

BALANCE — December 31, 2008	9,772,729	$985,295	$22,293,688	$(22,039,196)	$(385,757)	$(352,256)	$501,774

Change in other comprehensive income	—	—	—	—	—	519,297	519,297
Net loss	—	—	—	(1,140,141)	—	—	(1,140,141)

Total comprehensive Income (loss)	—	—	—	(1,140,141)	—	519,297	(620,844)

Stock purchase plan	76,998	7,700	15,505	—	—	—	23,205
Issuance of restricted stock	99,000	9,900	69,376	—	—	—	79,276
Compensation expenses — stock options	—	—	19,541	—	—	—	19,541

BALANCE — December 31, 2009	9,948,727	$1,002,895	$22,398,110	$(23,179,337)	$(385,757)	$167,041	$2,952

Change in other comprehensive income	—	—	—	—	—	(451,563)	(451,563)
Net income	—	—	—	610,897	—	—	610,897

Total comprehensive Income (loss)	—	—	—	610,897	—	(451,563)	159,334

Stock issued — acquisition	200,000	20,000	101,000	—	—	—	121,000
Stock purchase plan	42,837	4,283	17,849	—	—	—	22,132
Cancellation of restricted stock	(81,194)	(8,119)	107,357	—	—	—	99,238
Compensation expenses — stock options	—	—	37,089	—	—	—	37,089

BALANCE — December 31, 2010	10,110,370	$1,019,059	$22,661,405	$(22,568,440)	$(385,757)	$(284,522)	$441,745

The accompanying notes are an integral part of these financial statements.

VERAMARK TECHNOLOGIES, INC.
STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

	2010	2009	2008
OPERATING ACTIVITIES:
Net Income (Loss)	$610,897	$(1,140,141)	$(431,411)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,472,822	1,408,569	1,445,078
Increase (decrease) in bad debt reserve	9,000	(6,000)	0
Change in acquisition liabilities	(20,780)	0	0
Compensation expense — equity grants	136,327	98,817	109,391
Loss on disposal of fixed assets	2,692	1,432	19,585
Changes in assets and liabilities:
Accounts receivable	(605,707)	(261,459)	255,713
Inventories	(1,089)	21,545	(3,291)
Prepaid expenses and other current assets	328,604	(654,346)	9,763
Pension assets	(112,295)	164,982	49,565
Deposits and other assets	(43,563)	(90,005)	(75,005)
Accounts payable	35,178	54,362	(46,285)
Accrued compensation and related taxes	209,730	(8,818)	(468,237)
Deferred revenue	460,077	44,368	377,164
Other accrued liabilities	(216,602)	537,107	(175,570)
Prepaid rent liability	52,333	0	0
Pension obligation	(202,935)	220,922	(298,590)

Net cash provided by operating activities	2,114,689	391,335	767,870

INVESTING ACTIVITIES:
Acquisition — cash paid	(300,000)	—	—
Sale of investments	160,793	513,247	532,738
Additions to property and equipment	(482,435)	(141,303)	(245,650)
Capitalized software development costs	(1,136,074)	(1,312,772)	(834,973)

Net cash used in by investing activities	(1,757,716)	(940,828)	(547,885)

FINANCING ACTIVITIES:
Bank borrowing — line of credit	180,000	—	—
Bank borrowing — term loan	188,889	—	—
Exercise of stock options	—	—	57,150
Employee stock purchase plan	22,132	23,205	24,192

Net cash provided by financing activities	391,021	23,205	81,342

NET CHANGE IN CASH AND CASH EQUIVALENTS	747,994	(526,288)	301,327
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	488,381	1,014,669	713,342

CASH AND CASH EQUIVALENTS, END OF YEAR	$1,236,375	$488,381	$1,014,669

	2010	2009	2008
SUPPLEMENTAL CASH FLOW INFORMATION
Cash Transactions:
Income taxes paid (refund)	$(6,620)	$(6,391)	$13,129
Interest paid	$10,946	$1,253	$3,402
The accompanying notes are an integral part of these financial statements.

VERAMARK TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008
1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of business — Veramark Technologies, Inc., (the “Company”) is a leading provider of innovative enterprise solutions for Telecom Expense Management (TEM) and call accounting solutions. Veramark solutions help organizations reduce operational expenses associated with telecommunications and information technology by providing visibility into their usage and telecom spend and enable best practices for managing unified communications networks. The company operates in one segment.

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

Investments — The Company records its investments in accordance with ASC 320-10, “Investments- Debt and Equity Securities.” As of December 31, 2010 and 2009, the Company has classified its portfolio as available-for-sale securities. These securities are recorded at fair value, based on quoted market prices in an active market, with net unrealized holding gains and losses reported in stockholders’ equity as accumulated other comprehensive income. At December 31, 2010 and 2009 the carrying value of investments approximated fair market value, and are classified as Level 1 Assets as defined by ASC 820-10, “Fair Value Measurements and Disclosures.”

Investments at December 31, 2010 and 2009 consisted of the following:

	2010	2009
Bond Funds	$65,875	$34,367
US Government Securities	200,087	423,153

	$265,962	$457,520

The contractual maturities of the Company’s investments as of December 31, 2010 are primarily due within one year.

Accounts receivable and allowance for doubtful accounts — The Company extends credit to its customers in the normal course of business and collateral is generally not required for trade receivables. Exposure to credit risk is controlled through the use of credit approvals, credit limits and monitoring procedures. Accounts receivable are reported net of an allowance for doubtful accounts. The Company estimates the allowance based on its analysis of specific balances, taking into consideration the age of the past due account and anticipated collections resulting from legal issues. An account is considered past due after thirty (30) days from the invoice date. Based on these factors, there was an allowance for doubtful accounts of $33,000 at December 31, 2010 and $24,000 at December 31, 2009. Changes to the allowance for doubtful accounts are charged to expense and reduced by charge-offs, net of recoveries.

Concentrations of credit risk — Financial instruments, which potentially subject the Company to_____concentrations of credit risk, consist principally of investments and accounts receivable. The Company places its cash and investments with quality financial institutions and, by policy, limits the amount of investment exposure to any one financial institution. The Company has not experienced any significant losses to date on its invested cash and investments.

The Company’s customers are not concentrated in any specific geographic region, nor in any specific industry. As of December 31, 2010, three customers accounted for approximately $436,000 of the total accounts receivable balance. As of December 31, 2009, four customers accounted for approximately $433,000 of the total accounts receivable balance. The Company performs periodic credit evaluations of its customers’ financial conditions but does not require collateral to support customer receivables. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

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

Other Current Assets of $276,163 at December 31, 2010 and $509,590 at December 31,2009, represent funds held by the Company on behalf of a single customer for whom we provide bill payment services as a component of their BPO services agreement. This asset is offset by an identical balance in other accrued liabilities.

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

Long-lived assets — In accordance with ASC 360-10, “Property, Plant and Equipment” the Company tests long-lived assets for recoverability whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No impairment charges were recorded in 2010, 2009, or 2008.

Software development costs meeting recoverability tests are capitalized, under ASC 985-20, “Costs of software to be sold, leased, or marketed” and amortized on a product-by-product basis over their economic life, ranging from three to five years, or the ratio of current revenues to current and anticipated revenues from such software, whichever provides the greater amortization in a particular period. The Company capitalized $1,136,074, $1,312,772 and $834,973 of development costs in 2010, 2009 and 2008 respectively. The Company amortized $1,080,962, $1,126,054 and $1,153,596 of development costs in 2010, 2009 and 2008, respectively. The Company periodically reviews the carrying value of capitalized software development costs and impairments are recognized in the results of operations when the expected future undiscounted operating cash flow derived from the capitalized software is less than its carrying value. No charges for impairment were required in 2010, 2009 or 2008.

Goodwill represents the excess of the purchase price paid over the fair value of assets acquired. Goodwill is not amortized and as per ASC 350-20, is subject to an impairment test conducted on an annual basis, or more frequently if a change in circumstances or the occurrence of events indicates that potential impairment exists. Through December 2010, there has been no impairment of goodwill associated with the Source Loop acquisition.

Intangible Asset Impairment - In determining if it is necessary to impair intangible assets other than goodwill, the Company follows the guidance provided under ASC 360-10, Property, Plant and Equipment. The Company considers factors such as, but not limited to, estimated useful life, amortization policies, and legal regulations related to the intangible asset. No impairment charges were recorded in 2010, 2009, or 2008.

Fair Value of Financial Instruments — ASC 825-10, “Fair Value Option” requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. ASC 825-10, “Fair Value Option” defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At December 31, 2010 and 2009, the carrying value of certain financial instruments (accounts receivable and accounts payable) approximates fair value due to the short-term nature of the instruments or interest rates, which are comparable with current rates.

On January 1, 2008, the Company adopted ASC 820-10, “Fair Value Measurements “ which defines fair value, establishes a framework for measuring fair value, and requires additional disclosures about fair value measurements. The criterion that is set forth in ASC 820-10, “Fair Value Measurements” is applicable to fair value measurement where it is permitted or required under other accounting pronouncements.

ASC 820-10, “Fair Value Measurements” defines fair value as the exit price, which is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value measurement is based on inputs of observable and unobservable market data that a market participant would use in pricing the asset or liability. The use of observable inputs is maximized where available and the use of unobservable inputs is minimized for fair value measurement. As a means to illustrate the inputs used, ASC 820-10, “Fair Value Measurements” establishes a three-tier fair value hierarchy that prioritizes inputs to valuation techniques used for fair value measurement.

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

Revenue recognition — The Company’s revenue consists of revenues from the licensing of software to resellers and end user customers; fees for services rendered to include installation, training, implementation, and customer maintenance contracts; and the outsourcing or hosting of services, as applicable.

The Company recognizes software license revenue under ASC 985-605, “Software Revenue Recognition”, ASC 605-25, “Revenue Recognition — Multiple Element Arrangements” and related interpretations.

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

Income taxes are provided on the income earned in the financial statements. In accordance with ASC ASC 740-10, “Income Taxes” the Company applies the liability method of accounting for income taxes, under which deferred income taxes are provided to reflect the impact of “temporary differences” between the amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not, that such assets will be realized.

Net income (or loss) per common share (“EPS”) is computed in accordance with the provisions of ASC 260-10, Basic EPS is computed by dividing net income (loss) by weighted average shares outstanding. Diluted EPS includes the dilutive effect of stock options issued. Included in diluted earnings per share in 2010 are 126,445 shares, representing the dilutive effect of stock options issued. There were no dilutive effects of stock options in 2009 or 2008 as the effect would have been anti-dilutive, due to the net loss incurred for those years.

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

Engineering and Software Development Costs — Engineering and development costs, other than certain software development costs previously disclosed in Note 1, are expensed as incurred. For the years ended December 31, 2010, 2009, and 2008, engineering and development costs expensed were $1,393,716, $1,149,629, and $1,410,086, respectively.

Stock-Based Compensation — The Company’s primary type of share-based compensation consists of stock options and restricted stock. For the year ended December 31, 2010 the company issued 106,500 stock options, and 54,000 new restricted shares. During 2010, 135,194 restricted shares, granted previously, were cancelled.

The Company records its stock-based compensation expense in accordance with ASC 718-10, “Compensation — Stock Compensation”. In estimating the value of stock options issued, the Company uses the Black-Scholes option pricing model. The following table provides the range of assumptions used by the Company, at the time stock options were issued.

	2010		2009
	low	high	low	high
Risk Free Rate*	1.3%	2.5%	1.9%	2.3%
Volatility	165%	194%	142%	152%

Dividend Yield	none		none
Expected Life In Years	4		4

*	Based on US Treasury 5 Year Constant Maturities

A summary of the status of the Company’s stock option plan as of December 31, 2010 is presented below:

		Weighted	Weighted
		Average	Average	Remaining
		Exercise	Grant-Date	Contractual	Intrinsic
	Shares	Price	Fair Value	Term (Yrs)	Value
Outstanding as of December 31, 2009	1,740,793	$0.94	$0.84	4.2	$201,626
Granted	106,500	0.48			—
Exercised	—	—			—
Canceled	(289,525)	2.45			(122,472)

Outstanding as of December 31, 2010	1,557,768	$0.62	$0.58	4.1	$79,154

Options exercisable at December 31, 2010	1,431,893	$0.63	$0.59	3.7	$79,154

As of December 31, 2010, there was $38,150 of unrecognized compensation cost related to non-vested stock options granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.09 years. As of December 31, 2010, there was $50,276 of unrecognized compensation cost related to restricted stock, the cost of which is expected to be recognized over a weighted-average period of 1.02 years.

Stock Purchase Plans — Under the Company’s Employee Stock Purchase Plan (“ESPP”), employees can purchase Veramark stock at a 15% discount to market price at the ending date of the six-month periods ending approximately June 30th and December 31st. Employees may elect to make after-tax payroll deductions of 1% to 10% of compensation as defined by the Plan, to the extent that his or her rights to purchase stock under this Plan do not exceed Twenty-Five Thousand Dollars ($25,000) worth of stock (determined at the full market value of the shares at the time such purchase would occur), and only to the extent that, immediately after the purchase, such employee would not own stock or hold outstanding options to purchase stock, such that his or her combined voting power would exceed 5% of all classes of capital stock of the Company. Employee payroll deductions are for six-month periods beginning approximately each January 1 and July 1. Shares of the Company’s common stock are purchased on or about June 30 or December 31, unless the participant has either elected to withdraw from the Plan or was terminated. Purchased shares are restricted for sale or transfer for a six-month period. All participants funds received prior to the ESPP purchase dates are held as Company liabilities without interest or other increment. No dividends are paid on employee contributions until shares are purchased. Plan participants purchased 42,837 shares at an average purchase price of $0.52 in 2010, 76,998 shares at an average purchase price of $0.30 in 2009 and 94,861 shares at an average purchase price of $0.26 in 2008.

Reclassifications — Certain prior year amounts have been reclassified to conform to current year presentation.

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

3.
Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.

4.
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
3.
Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities.

4.
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

•
In July 2010, the FASB issued Accounting Standards Update No. 2010-20, topic 310, Receivables, which requires disclosures about the credit quality of financing receivables and the allowance for credit losses. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. This update will have no effect on the Company’s financial statements.

•
In December 2010, the FASB issued Accounting Standards Update No. 2010-28, topic 350, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. For those reporting units with zero or negative carrying value, step 2 of the impairment test is required to be performed, even if step 1 indicates it is not necessary. The Company does not expect this to have a material effect on the Company’s financial statements.

•
In December 2010, the FASB issued Accounting Standards Update No. 2010-29, topic 805, Disclosure of Supplementary Pro Forma Information for Business Combinations, to clarify diversity in practice of applying this topic. Paragraph 805-10-50-2(h) requires a public entity to disclose pro forma information for business combinations that occurred in the current reporting period. The disclosures include pro forma revenue and earnings of the combined entity for the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period. If comparative financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period. The Company properly reports such supplementary information in its filings.

2.	PROPERTY AND EQUIPMENT
The major classifications of property and equipment as of December 31, 2010 and 2009 are:

	2010	2009

Machinery and equipment	$117,541	$117,541
Computer hardware and software	1,216,120	1,164,431
Furniture and fixtures	1,178,501	853,134
Leasehold improvements	—	1,385,797

	$2,512,162	$3,520,903

Depreciation expense was approximately $203,000, $283,000 and $291,000 for the years ended December 31, 2010, 2009 and 2008, respectively.
3.	ENGINEERING AND SOFTWARE DEVELOPMENT EXPENDITURES
Engineering and software development costs incurred during the years ended December 31, 2010, 2009 and 2008 were recorded as follows:

	2010	2009	2008
Engineering and software development expenses included in the statements of operations	$1,393,716	$1,149,629	$1,410,086

Amounts capitalized and included in the balance sheets	1,136,074	1,312,772	834,973

Total costs for engineering and software development	$2,529,790	$2,462,401	$2,245,059

Additionally, the Company recorded amortization of capitalized software development costs of approximately $1,080,962, $1,126,054 and $1,153,596 for the years ended December 31, 2010, 2009 and 2008, respectively. Such amortization is included in cost of revenues in the statements of operations. Estimated aggregate minimum amortization expenses for each of the next five years is:

2011	919,707
2012	620,179
2013	536,595
2014	418,605
2015	105,536

4.	COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss) for years ended December 31, 2010, 2009 and 2008 was as follows:

	2010	2009	2008

Net income (loss)	$610,897	$(1,140,141)	$(431,411)

Adjustments for ASC 715-20
Reclassification to net periodic benefit cost	—	—	286,128
Unrealized gain (loss) arising during the period	(420,798)	530,861	(558,256)
Unrealized gain (loss) on investments	(30,765)	(11,564)	22,781

Comprehensive income (loss)	$159,334	$(620,844)	$(680,758)

Accumulated comprehensive income (loss) consisted of the following as of December 31, 2010, 2009 and 2008:

	2010	2009	2008

Unrecognized actuarial gain	(303,204)	117,594	(413,267)
Unrealized gain on investments	18,682	49,447	61,011

Total comprehensive income (loss)	$(284,522)	$167,041	$(352,256)

5.	NET INCOME (LOSS) PER SHARE (EPS)
ASC 260-10 “Earnings Per Share” requires the Company to calculate its net income (loss) per share based on basic and diluted net income (loss) per share, as defined. Basic EPS excludes dilution and is computed by dividing net income (loss) by the weighted average number of shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The dilutive effect of outstanding options issued by the Company, are reflected in diluted EPS using the treasury stock method. Under the treasury stock method, options will generally have a dilutive effect when the average market price of common stock during the period exceeds the exercise price of the options.

	Year Ended December 31,
	2010	2009	2008
Basic

Net income (loss)	$610,897	$(1,140,141)	$(431,411)

Weighted average common shares outstanding	9,931,399	9,871,065	9,560,414

Net income (loss) per common share	$0.06	$(0.12)	$(0.04)

Diluted

Net income (loss)	$610,897	$(1,140,141)	$(431,411)

Weighted average common shares outstanding	9,931,399	9,871,065	9,560,414

Additional dilutive effect of stock options and warrants after application of treasury stock method	126,445	—	—

Weighted average dilutive shares outstanding	10,057,844	9,871,065	9,560,414

Net income (loss) per common share assuming dilution	$0.06	$(0.12)	$(0.04)

There were no dilutive effects of stock options and warrants in 2009 or 2008, as the effect would have been anti-dilutive due to the net loss incurred for those years.
6.	INDEMNIFICATION OF CUSTOMERS
The Company’s agreements with customers generally require us to indemnify the customer against claims that its software infringes third party patent, copyright, trademark or other proprietary rights. Such indemnification obligations are generally limited in a variety of industry-standard respects, including our right to replace an infringing product. As of December 31, 2010, the Company had not experienced any material losses related to these indemnification obligations and no material claims with respect thereto were outstanding. The Company does not expect significant claims related to these indemnification obligations, and consequently, the Company has not established any related reserves.
7.	BENEFIT PLANS
The Company sponsors an employee incentive savings plan under section 401(k) for all eligible employees. The Company’s contributions to the plan are discretionary. The Company will contribute approximately $24,000 to employee’s 401(k) plans in 2011. The Company’s contribution to employee’s 401(k) plans was $30,000 in 2010 and $25,000 in 2009.

The Company also sponsors an unfunded Supplemental Executive Retirement Program (“SERP”), which is a nonqualified plan that provides certain key employees defined pension benefits. For the years ended December 31, 2010 and 2009 changes to the benefit obligation consisted of the following:

	2010	2009

Benefit obligation-beginning of year	$5,176,130	$5,486,069

Interest cost on projected benefit obligation	300,625	301,733
Unrealized loss (gain)	443,621	(117,594)
Curtailments	—	—
Benefits paid	(503,560)	(494,078)

Benefit obligation-end of year	$5,416,816	$5,176,130

A reconciliation of the SERP plan’s funded status with amounts recognized in the Company’s balance sheets is as follows:

	2010	2009

Actuarial present value of projected benefit obligation	$5,416,816	$5,176,130

Plan assets	—	—

Projected benefit obligation in excess of plan assets	$5,416,816	$5,176,130

The discount rate used in determining the actuarial present value of the projected benefit obligation was 5.0% in 2010 and 5.5% in 2009 and 2008.
Pension expense for the years ended December 31, 2010, 2009 and 2008 consisted of the following.

	2010	2009	2008

Current service cost	$—	$—	$24,011
Amortization of prior service cost	—	—	286,128
Amortization of gain	—	413,267	(492,579)
Interest costs	300,625	301,733	317,566

Total pension expense	$300,625	$715,000	$135,126

The Company maintains life insurance covering certain key employees under its Supplemental Executive Retirement Program with the Company named as beneficiary. The Company intends to use the death benefits of these policies, as well as loans against the accumulating cash surrender value of the policies, to fund the pension obligation. The total death benefit associated with these policies is $10.2 million, with an associated accumulated cash surrender value of approximately $3,108,000 at December 31, 2010. The accumulated cash surrender values of these policies at December 31, 2009, was approximately $2,996,000. All of the current accumulated cash surrender values are available to meet current pension obligations, or to fund current general operations of the Company in the event that should become necessary.

The projected future pension benefits under this plan are as follows, assuming a retirement age of 65 and a life expectancy of 80 — 83 years for all participants:
Year Ending December 31,

2011	502,059
2012	507,139
2013	517,300
2014	419,166
2015	377,566
2016 - 2020	2,194,441
8.	ACQUISITION
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
At the time of the acquisition, we recorded total contingent liabilities of $1,080,000, consisting of a short-term portion of $803,000, and a long-term portion of $277,000, reflecting management’s estimate of the expected future consideration to be paid. At December 31, 2010 the remaining expected contingent liability is $899,400, which includes $300,000 to be paid in the first quarter of 2011 based upon the attainment of 100% of the revenue target for 2010 as specified in the purchase agreement.
Under the purchase method of accounting, the contingent stock consideration (400,000 shares) was treated as a financial derivative, and recorded as a liability, as it does not have a fixed settlement provision. This liability will vary in a mark-to-market fashion with the value of the Company’s stock, until the settlement amount is known. Increases in the Company’s stock price will result in an accounting expense, and any decrease in the Company’s stock price will be recorded as income. Both the initial stock transferred (100,000 shares) and the contingent shares (400,000) were initially valued at $0.57 per share, representing the weighted average share price of the Company’s stock for the five trading days preceding and five trading days subsequent to the closing date of the transaction. For the period ended December 31, 2010 we recorded $26,950 of additional expense arising from an increase in the weighted average share price from $0.57 per share at the time of acquisition to $0.64 per share at December 31, 2010. Of that additional expense, $7,000 results from the 100,000 shares earned and issued for 2010, with the remaining $19,950 subject to change based upon fluctuations in the weighted average stock price in 2011.

The financial impact of the acquisition of Source Loop was an increase in 2010 revenues of approximately $1,382,000 and an increase in net income of approximately $233,000. The unaudited financial information in the table below summarizes the combined results of operations on a pro-forma basis, as if we had acquired Source Loop on January 1, 2008.
Unaudited (In 000s)

	2010	2009	2008
Revenue	$14,133	$12,226	$12,624

Income (Loss)	$551	$(1,243)	$(243)

Earnings Per Share	$0.05	$(0.13)	$(0.03)

9.	INTANGIBLE ASSETS AND GOODWILL
Under the purchase method of accounting, we allocated the fair value of the total consideration expected to be transferred, to the tangible and identifiable intangible assets acquired from Source Loop based on their estimated fair values on the date of acquisition. The fair values assigned to the identifiable intangible assets were based on estimates and assumptions determined by management. See the table below.

Amortization of Intangible Assets Acquired in Source Loop Acquisition
(In 000s except for years)

	Weighted	FMV at	Current	Accumulated	Net Value by
	Avg Life	Acquisition	Year	Amortization	Asset Class
Intangible Asset Class	Years	Date	Amortization	at 12/31/10	at 12/31/10
Customer Contracts	3.1	526	78	78	448
Customer Relationships	2.6	260	50	50	210
Key Employee Agreements	1.4	177	50	50	127
Other	0.7	30	11	11	19
Sub-Total Intangibles

Subject to Amortization	2.6	993	189	189	804

Goodwill		336

Total Intangible Assets Acquired		1,329

Expected Future Amortization

Intangible Asset Class	2011	2012	2013	2014	2015
Customer Contracts	112	88	67	60	51
Customer Relationships	73	42	31	25	19
Key Employee Agreements	46	42	39	—	—
Other	10	5	3	1	—

Sub-Total Intangibles
Subject to Amortization	241	177	140	86	70

Goodwill represents the excess of the purchase price paid over the fair value of assets acquired. Goodwill is not amortized and is subject to an impairment test conducted on an annual basis, or more frequently if a change in circumstances or the occurrence of events indicates that potential impairment exists. Through December 2010, there has been no impairment of goodwill associated with the Source Loop acquisition.
10.	STOCKHOLDERS’ EQUITY
The Company has reserved 4,500,000 shares of its common stock for issuance under its 1998 Stock Option Plan. As of December 31, 2010, 1,369,772 shares of common stock were available for future grants. The plan provides for options, which may be issued as nonqualified stock options. All options granted are generally exercisable in increments of 20 — 100% per year beginning one year from the date of grant. All options granted to employees and directors have a ten year term.

A summary of stock option transactions for the years ended December 31, 2010, 2009 and 2008 is shown below:

	2010		2009		2008
		WEIGHTED		WEIGHTED		WEIGHTED
		AVERAGE		AVERAGE		AVERAGE
	SHARES	PRICE	SHARES	PRICE	SHARES	PRICE

Shares under option, beginning of year	1,740,793	$0.94	1,899,583	$1.28	2,257,943	$1.60

Options granted	106,500	0.48	40,000	0.40	145,500	0.63
Options exercised	—	—	—	—	(119,000)	0.48
Options canceled	(289,525)	2.45	(198,790)	4.11	(384,860)	3.14

Shares under option, end of year	1,557,768	$0.62	1,740,793	$0.94	1,899,583	$1.28

Shares exercisable	1,431,893	$0.63	1,618,043	$0.97	1,766,083	$1.33

Weighted average fair market value of options granted	$0.32		$0.34		$0.51

Exercise price of options outstanding	$0.20-$1.54		$0.20-$10.41		$0.20-$10.41

The following table summarizes information relating to currently outstanding and exercisable stock options as of December 31, 2010:

	Weighted
	Average
	Remaining
	Contractual		Weighted		Weighted
Range of	Life	Options	Average	Options	Average
Exercise Prices	(in years)	Outstanding	Exercise Price	Exercisable	Exercise Price

$0.20 – $0.99	4	1,504,018	$0.59	1,378,143	$0.60
$1.00 – $1.54	3	53,750	1.44	53,750	1.44

	4	1,557,768	$0.62	1,431,893	$0.63

11.	SALES INFORMATION
Sales to five customers were approximately $3,311,000 or 25% of the Company’s total sales in 2010. Sales to five customers were approximately $3,015,000 or 30% of the Company’s total sales in 2009 and $3,457,000 or 32% of the Company’s total sales in 2008.

12.	INCOME TAXES
The income tax provision includes the following:

	2010	2009	2008
Current income tax expense:
Federal	$—	$—	$—
State	—	—	—

	$—	$—	$—

Deferred income tax provision (benefit):
Federal	$116,247	$(419,646)	$33,561
State	18,797	(67,726)	(11,636)
Change in valuation allowance	(135,044)	487,372	(21,925)

	$—	$—	$—

The income tax provision differs from those computed using the statutory federal tax rate of 34%, due to the following:

	2010	2009	2008

Tax benefit at statutory federal rate	$196,504	$(387,648)	$(146,680)
State taxes, net of federal tax benefit	22,757	(69,766)	(3,720)
Increase (decrease) in valuation allowance	(135,044)	487,372	(21,925)
Other	400	1	311
Nondeductible expenses	7,370	23,477	13,584
Deferred tax adjustment-net operating loss	—	—	(8,119)
Deferred tax adjustment-general business credits	(91,987)	(53,436)	166,549

	$—	$—	$—

Deferred income taxes recorded in the balance sheets results from differences between financial statement and tax reporting of income and deductions. A summary of the composition of the deferred income tax assets (liabilities) follows:

	2010	2009

General business credits	$1,596,818	$1,504,631
Net operating losses	3,910,189	4,150,714
Deferred compensation	2,365,385	2,391,914
Stock options	259,198	208,757
Alternative minimum tax credits	332,822	328,021
Inventory	263	263
Accounts receivable	12,210	8,880
Capitalized software	(461,816)	(441,424)
Fixed assets	143,629	156,612
Other	110,318	95,493
New York State ITC	92,855	92,855

	8,361,671	8,496,716
Valuation allowance	(8,361,671)	(8,496,716)

Net deferred asset (liability)	$—	$—

The Company has $10,568,079 of net operating loss carryforwards available as of December 31, 2010. Of that total, $682,000 is limited to a utilization of approximately $100,000 annually. The carryforwards expire in varying amounts in 2012 through 2028. The valuation allowance decreased by $135,044 during the year ended December 31, 2010.
The Company’s tax credit carry forwards as of December 31, 2010 are as follows:

Description	Amount	Expiration Dates

General business credits	1,596,618	2012 – 2028

New York State investment tax credits	92,855	2012 – 2024

Alternative minimum tax credits	328,021	No expiration date
Cash paid (received) for income taxes during the years ended December 31, 2010, 2009 and 2008 totaled $(6,620), $(6,391) and $13,129 respectively.

13.	COMMITMENTS AND CONTINGENCIES
On October 4, 2010, the Company was served with a complaint in an action brought by Asentinel LLC, against the Company. AnchorPoint, a division of MTS, and CASS Information Systems, were also served with the same complaint. The complaint alleges infringement of two telecom expense management (TEM) patents held by Asentinel concerning systems and methods for identifying and processing billing exceptions in telecommunications invoices. The Company intends to challenge the allegations made in the complaint. The litigation is in the early stages of discovery at this time, and it is not possible to determine the ultimate resolution of, or estimate the liability related to, this matter. The Company’s policy is to expense legal costs as incurred and no provision for losses has been provided in connection with this litigation.
14.	REVOLVING DEMAND NOTE AGREEMENT
On October 31, 2008, Veramark Technologies, Inc. entered into a Revolving Demand Note Agreement (the “Agreement”), effective as of October 31, 2008, with Manufacturers and Traders Trust Company (the “Bank”) to provide working capital in the ordinary course of business. This agreement was amended in October 2010 increasing the amount available under the agreement from $400,000 to $750,000. At December 31, 2010, the Company’s net borrowing under this Agreement totaled $180,000.
The material terms of the Agreement include:
•	The maximum outstanding principal balance under the Agreement is Seven Hundred Fifty Thousand Dollars ($750,000).

•	Veramark may borrow under the Agreement, from time to time, an amount less than or equal to, but not greater than the available balance.

•	The outstanding principal balance will bear interest at a per annum rate equal to LIBOR rate plus 3.5% with a minimum rate of 4.0%.

•	The Bank may demand payment of the outstanding principal balance at any time.
15.	TERM NOTE AGREEMENT
On October 29, 2010 the Company entered into an agreement with Manufacturers and Traders Trust Company to provide a three year term note in the amount of $200,000, the proceeds of which were used to purchase furnishings and fixtures for the Company’s new headquarters facility. The loan bears an interest rate of LIBOR plus 4.0%, with a minimum interest rate of 4.5%. At December 31, 2010 the remaining balance of the term loan was $188,889.

16.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
Summarized quarterly financial information for the years ended December 31, 2010 and 2009 is as follows:

	Three Months Ended
	March 31	June 30	Septemebr 30	December 31
2010
Net sales	$2,781,729	$3,167,191	$3,628,327	$3,587,962
Gross profit	$2,045,671	$2,275,103	$2,622,689	$2,515,652

Net income (loss)	$66,511	$122,344	$213,818	$208,224
Net income (loss) per common share
- Basic	$0.01	$0.01	$0.02	$0.02
- Diluted	$0.01	$0.01	$0.02	$0.02

2009
Net sales	$2,522,679	$2,479,390	$2,510,515	$2,633,696
Gross profit	$1,878,460	$1,801,739	$1,790,303	$1,911,976

Net income (loss)	$(180,119)	$(541,932)	$(350,325)	$(67,765)
Net income (loss) per common share
- Basic	$(0.02)	$(0.05)	$(0.04)	$(0.01)
- Diluted	$(0.02)	$(0.05)	$(0.04)	$(0.01)

Item 9A.	Controls and Procedures
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
Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that internal control over financial reporting was effective as of December 31, 2010.

PART III

Item 10	Directors and Executive Officers of the Registrant
Information relating to the officers and directors of the Company and the Committees of the Company’s Board of Directors is incorporated herein by reference to portions of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held May 24, 2011, under the headings “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance.”
The following lists the names and ages of all executive officers and Directors of the Company as of the date of this report, all persons chosen to become executive officers, all persons nominated or chosen to become directors, all positions and offices with the Company held by such persons and the business experience during the past five years of such persons.
MANAGEMENT
Directors and Executive Officers of the Registrant

Name	Age	Position

Seth J. Collins	44	Director

Charles A. Constantino	71	Director

Steve M. Dubnik	48	Director

John E. Gould	66	Director

Anthony C. Mazzullo	53	President and Chief Executive Officer, Chairman of the Board

Ronald C. Lundy	59	Vice President of Finance and CFO
All Directors hold office until the next annual meeting of stockholders and until their successors are duly elected and qualified. Officers are elected annually by the Board of Directors and serve at the discretion of the Board.
Seth J. Collins has been a Director of Veramark since May 2008. Mr. Collins is a co-founder and President of Stone Mountain Capital, a capital fund that provides loans primarily for commercial real estate projects. Prior to that, from February 1998 to July 2005, Mr. Collins served as President and a board member of Manchester Technologies, a single source solutions provider specializing in display technology and custom networking. For 20 years, Mr. Collins has been involved with technology companies, including various aspects of corporate management, mergers and acquisitions, sales channel development, consulting, and business strategy. Mr. Collins holds a BS in Finance and Computer Science from Rensselaer Polytechnic Institute (RPI).
Charles A. Constantino has been a Director of Veramark since May 2002. Mr. Constantino has also been a Director and Executive Vice President of PAR Technology Corporation (NYSE:PTC) since 1973. PTC develops, manufactures, markets, installs and services microprocessor-based transaction processing systems for the restaurant and industrial market places and also designs software. Their government business segment provides the United State Department of defense, and other federal and state government organizations, with a wide range of technical products and services. Mr. Constantino is also a Director and Past Chairman of the Board of Trustees of St. John Fisher College, and a Director of Adirondack Bank. He holds a BS in Math from St. John Fisher College, and a Master’s Degree in Computer Science from the University of Rochester.

Steve M. Dubnik has been a Director of Veramark since May 2010. Mr. Dubnik currently holds executive positions with three different companies that he has helped fund and continues to oversee. OnCell Systems, Inc provides interactive mobile tours to art and educational institutions, Cincinnati Communications provides fiber based communication services in Cincinnati, OH and Nysys Wireless provides fixed wireless broadband in Rochester, NY. Previously, Mr. Dubnik co-founded Ariston Global LLC in 2006 for the purpose of acquiring, developing, and managing companies that provide software products and services to communication service providers in the global marketplace. Mr. Dubnik also serves on the boards of Strong-National Museum of Play and Nazareth College. Mr. Dubnik holds a BA in Mechanical Engineering from the Massachusetts Institute of Technology (MIT), and an MBA from the Simon School of Business at the University of Rochester.
John E. Gould has been a Director of Veramark since August 1997. In October 2009, Mr. Gould became Executive Vice President and General Counsel of CH Energy Group, Inc., (NYSE:CHG). Prior to that, Mr. Gould was a Partner in Gould & Wilkie LLP, a general practice law firm located in New York City. On May 1, 2002, Gould & Wilkie LLP combined with Thompson Hine LLP, a larger general practice law firm with headquarters in Cleveland, Ohio. Mr. Gould is also Chairman of the American Geographical Society and a Director of the Gerber Life Insurance Company. Mr. Gould holds a BS degree in Psychology from Fordham College, and a JD degree from Harvard Law School.
Anthony C. Mazzullo was elected President and Chief Executive Officer of Veramark effective January 1, 2008. Since 2004 Mr. Mazzullo was Senior Vice President of ePLUS Systems, Inc., a wholly owned subsidiary of ePLUS, Inc., a publicly held software and professional services company. Prior to that, Mr. Mazzullo founded and served as President and Chief Executive Officer of eTrack Solutions, a professional services company that assisted organizations in streamlining operations and optimally applying software applications to their business. eTrack Solutions was sold to Manchester Technologies in 2001 where Mr. Mazzullo served as Chief Operating Officer until 2004. Mr. Mazzullo holds a BS in Electrical Engineering from Cornell University, and an MBA in Finance from the Simon School of Business at the University of Rochester.
Ronald C. Lundy was appointed Vice President of Finance and Chief Financial Officer in March 2007. Since joining Veramark in 1984 he has held a variety of financial management positions, the most recent having been Treasurer since August of 1993. Prior to that, he held various financial positions with Rochester Instrument Systems, Inc. from 1974-1983. Mr. Lundy holds a BS in Business Management from the University of Buffalo, and an MBA in Finance from the Rochester Institute of Technology (RIT).
The Company has adopted a Code of Business Conduct and Ethics for all principal executive officers, directors, and employees of the Company. A copy of this code is incorporated by reference to portions of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held May 24, 2011. A copy of the Code of Business Conduct and Ethics is available, without charge, upon written request to the Company’s Vice President of Finance and Chief Financial Officer at the Company’s corporate offices.

Item 11	Executive Compensation
Information relating to executive compensation is incorporated by reference to portions of to the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held May 24, 2011, under the heading “Executive Compensation.”

Item 12	Security Ownership of Certain Beneficial Owners and Management
Information relating to the security holdings of more than five percent holders and directors and officers of the Company is incorporated herein by reference to portions of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held May 24, 2011, under the headings “Executive Compensation” and “Stock Options.”

Item 13	Certain Relationships and Related Transactions
Information related to certain relationships and related transactions of the Company are incorporated herein by reference to portions of the Company’s Proxy Statement, for the Annual Meeting of Shareholders to be held May 24, 2011, under the heading “Certain Relationships and Related Transactions.”

PART IV

Item 14	Principal Accounting Fees and Services
Information relating to accounting fees and services incurred by and provided to the Company are incorporated herein by reference to portions of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held May 24, 2011, under the heading “Audit Fees and Services.”

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

VERAMARK TECHNOLOGIES, INC., Registrant
/s/ Anthony C. Mazzullo
Anthony C. Mazzullo, President and CEO Dated: March 28, 2011

/s/ Ronald C. Lundy
Ronald C. Lundy, Vice President of Finance and CFO Dated: March 28, 2011
Pursuant to the requirements of the Securities Exchange Act of 1934, that this report be signed by the Company’s principal executive officer(s), principal financial officer(s), controller or principal account officer and at least a majority of the members of the Company’s Board of Directors, this report has been signed below, by the following persons, on behalf of the registrant, and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ John E. Gould John E. Gould	Director	March 28, 2011

/s/ Seth J. Collins Seth J. Collins	Director	March 28, 2011

/s/ Charles A. Constantino Charles A. Constantino	Director	March 28, 2011

/s/ Steve M. Dubnik Steve M. Dubnik	Director	March 28, 2011