Form 10-Q
period 2011-03-31
VERAMARK TECHNOLOGIES INC
filed 2011-05-13
CIK 747605

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

☑	Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934
or

☐	Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For Quarter Ended March 31, 2011
Commission File Number 0-13898
Veramark Technologies, Inc.
(Exact name of registrant as specified in its charter)

Delaware	16-1192368

(State or other jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)
1565 Jefferson Road, Suite 120 Rochester, NY 14623
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
The number of shares of Common Stock, $.10 par value, outstanding on March 31, 2011 was 10,058,037.

PART I FINANCIAL INFORMATION
VERAMARK TECHNOLOGIES, INC.
CONDENSED BALANCE SHEETS

	(Unaudited)
	March 31,	December 31,
	2011	2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$878,467	$1,236,375
Investments	241,492	265,962
Accounts receivable, trade (net of allowance for doubtful accounts of $33,000 for both periods)	1,979,562	1,911,693
Prepaid expenses	335,883	294,090
Other current assets	678,200	290,762

Total Current Assets	4,113,604	3,998,882
PROPERTY AND EQUIPMENT
Cost	2,558,495	2,512,162
Less accumulated depreciation	(1,941,375)	(1,909,965)

Property and Equipment (net)	617,120	602,197
OTHER ASSETS:
Software development costs (net of accumulated amortization of $2,480,084 and $2,245,268)	2,887,111	2,961,617
Pension assets	3,111,741	3,107,952
Intangibles, net	743,750	804,000
Goodwill	336,219	336,219
Deposits and other assets	1,062,152	1,062,152

Total Other Assets	8,140,973	8,271,940

TOTAL ASSETS	$12,871,697	$12,873,019

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$392,829	$360,382
Accrued compensation	559,959	667,062
Deferred revenue	4,383,409	4,250,933
Current portion of pension obligation	502,059	502,059
Contingent liability	618,100	899,400
Short term debt	66,667	246,667
Other accrued liabilities	773,832	415,459

Total Current Liabilities	7,296,855	7,341,962

Long-Term debt	213,081	174,555
Long-Term portion of pension obligation	4,849,243	4,914,757

Total Liabilities	12,359,179	12,431,274
STOCKHOLDERS’ EQUITY:
Common Stock, par value $.10; shares authorized, 40,000,000; 10,138,262 shares and 10,190,595 shares issued	1,013,826	1,019,059
Additional paid-in capital	22,689,293	22,661,405
Accumulated deficit	(22,515,478)	(22,568,440)
Treasury stock (80,225 shares, at cost)	(385,757)	(385,757)
Accumulated other comprehensive income	(289,366)	(284,522)

Total Stockholders’ Equity	512,518	441,745

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,871,697	$12,873,019

The accompanying notes are an integral part of these financial statements.

VERAMARK TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
	March 31,
	2011	2010

NET REVENUES
Product revenues	$374,571	$532,406
Service revenues	3,011,752	2,249,323

Total Net Revenues	3,386,323	2,781,729

COSTS AND OPERATING EXPENSES:
Cost of revenues	1,081,613	736,058
Engineering and software development	307,627	320,039
Selling, general and administrative	1,964,193	1,676,344

Total Costs and Operating Expenses	3,353,433	2,732,441

INCOME FROM OPERATIONS	32,890	49,288

NET INTEREST INCOME	20,072	17,223

INCOME BEFORE TAXES	52,962	66,511

INCOME TAXES	—	—

NET INCOME	$52,962	$66,511

NET INCOME PER SHARE
Basic	$0.01	$0.01

Diluted	$0.01	$0.01

The accompanying notes are an integral part of these financial statements.

VERAMARK TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2011	2010
OPERATING ACTIVITIES:
Net income	$52,962	$66,511
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	367,318	371,611
Increase in bad debt reserve	—	1,000
Change in acquisition liabilities	18,700	—
Compensation expense — equity grants	22,015	30,255
Loss on disposal of fixed assets	—	140
Changes in assets and liabilities:
Accounts receivable	(67,869)	(64,566)
Prepaid expenses and other current assets	(429,231)	72,311
Pension assets	(3,789)	(20,120)
Deposits and other assets	—	(42,222)
Accounts payable	32,447	28,804
Accrued compensation	(107,103)	49,370
Deferred revenue	132,476	217,586
Other accrued liabilities	358,373	(127,905)
Prepaid rent liability	55,193	—
Pension obligation	(65,514)	(63,016)

Net cash provided by operating activities	365,978	519,759

INVESTING ACTIVITIES:
Acquisition — cash paid	(300,000)	—
Sale of investments	19,626	23,010
Additions to property and equipment	(68,109)	(126,937)
Capitalized software development costs	(179,376)	(302,811)

Net cash flows used by investing activities	(527,859)	(406,738)

FINANCING ACTIVITY:
Borrowing (repayment) — line of credit	(180,000)	—
Bank borrowing — repayment of term loan	(16,667)	—
Exercise of stock options	640	—

Net cash provided (used) by financing activities	(196,027)	—

Net change in cash and cash equivalents	(357,908)	113,021
Cash and cash equivalents, beginning of year	1,236,375	488,381

Cash and cash equivalents, end of quarter	$878,467	$601,402

	2011	2010
SUPPLEMENTAL CASH FLOW INFORMATION
Cash Transactions:
Income taxes paid	$800	$250
Interest paid	$3,309	$488
The accompanying notes are an integral part of these financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(1)	GENERAL
The accompanying unaudited financial statements include all adjustments of a normal and recurring nature which, in the opinion of Company’s management, are necessary to present fairly the Company’s financial position as of March 31, 2011, the results of its operations for the three months ended March 31, 2011 and 2010, and cash flows for the three months ended March 31, 2011 and 2010.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed financial statements should be read in conjunction with the financial statements and related notes contained in the Company’s Annual Report on Form 10-K to the Securities and Exchange Commission for the year ended December 31, 2010.
The results of operations and cash flows for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the full year’s operation.
(2)	PROPERTY AND EQUIPMENT
The major classifications of property and equipment at March 31, 2011, and December 31, 2010 were:

	March 31,	December 31,
	2011	2010

Machinery and equipment	$117,541	$117,541
Computer hardware and software	1,258,473	1,216,120
Furniture and fixtures	1,182,481	1,178,501

	$2,558,495	$2,512,162

For the quarter ended March 31, 2011 and March 31, 2010, the Company recorded depreciation expense of $53,186 and $51,672, respectively.
(3)	STOCK-BASED COMPENSATION

The Company’s share-based compensation consists of restricted stock and stock options, vesting over periods ranging from one to four years. For the quarter ended March 31, 2011, the company awarded 169,375 stock options vesting over four years. During the first quarter of 2010 the Company awarded 3,000 stock options vesting over four years.

A summary of the status of the Company’s stock option plan as of March 31, 2011 is presented below:

		Weighted	Weighted	Average
		Average	Average	Remaining
		Exercise	Grant-Date	Contractual	Intrinsic
	Shares	Price	Fair Value	Term (Yrs)	Value
Outstanding as of December 31, 2010	1,557,768	$0.62	$0.58	4.1	$79,154
Granted	169,375	0.69	0.67		0
Exercised	(1,000)	0.64			(110)
Canceled	(32,500)	0.60			(2,348)

Outstanding as of March 31, 2011	1,693,643	$0.63	$0.59	4.4	$76,696

Options exercisable at March 31, 2011	1,411,018	$0.63	$0.59	3.5	$76,696

As of March 31, 2011, there was $110,843 of total unrecognized compensation cost related to non-vested stock options granted under the Plan and $38,768 of unrecognized compensation cost related to non-vested restricted stock grants. The compensation cost for stock options will be recognized over a weighted-average period of 1.5 years. The compensation costs of restricted stock will be recognized over a weighted-average period of 1.0 years.
(4)	COMPREHENSIVE INCOME
Total comprehensive income for the first quarter of 2011 and 2010 was as follows:

	Three Months Ended March 31,
	2011	2010

Net income	$52,962	$66,511
Unrealized change — pension	—	(29,400)
Unrealized change — investments	(4,844)	(13,547)

Total comprehensive income	$48,118	$23,564

(5)	NET INCOME (LOSS) PER SHARE (EPS)

ASC 260-10 (SFAS 128) “Earnings Per Share” requires the Company to calculate net income (loss) per share based on basic and diluted net income (loss) per share, as defined. Basic EPS excludes dilution and is computed by dividing net income (loss) by the weighted average number of shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The dilutive effect of outstanding options issued by the Company are reflected in diluted EPS using the treasury stock method. Under the treasury stock method, options will only have a dilutive effect when the average market price of common stock during the period exceeds the exercise price of the options.

Calculations of Earnings Per Share

	Three Months Ended
	March 31,
	2011	2010
Basic

Net income	$52,962	$66,511

Weighted average common shares outstanding	10,092,860	9,828,727

Net income per common share	$0.01	$0.01

Diluted

Net income	$52,962	$66,511

Weighted average common shares outstanding	10,092,860	9,828,727

Additional dilutive effect of stock options and	346,280	18,850

warrants after application of treasury stock method

Weighted average dilutive shares outstanding	10,439,140	9,847,577

Net income per common share assuming full dilution	$0.01	$0.01

(6)	INDEMNIFICATION OF CUSTOMERS

Our agreements with customers generally require us to indemnify the customer against claims that our software infringes third party patent, copyright, trademark or other proprietary rights. Such indemnification obligations are generally limited in a variety of industry-standard respects, including our right to replace an infringing product. As of March 31, 2011 we had not experienced any material losses related to these indemnification obligations and no material claims with respect thereto were outstanding. We do not expect significant claims related to these indemnification obligations, and consequently, we have not established any related reserves.

(7)	BENEFIT PLANS

The Company sponsors an employee incentive savings plan under Section 401(k) for all eligible employees. The Company’s contributions to the plan are discretionary. During the first quarter of 2011 the Company contributed $26,589 to employee’s 401(k) accounts. During the first quarter of 2010 the Company’s contribution to employee 401(k) accounts totaled $24,644.

The Company also sponsors an unfunded Supplemental Executive Retirement Program (“SERP”), which is a non-qualified plan that provides certain key employees defined pension benefits. Periodic pension expense for the three months ended March 31, 2011 and 2010 consists of the following:

	Three Months Ended March 31,
	2011	2010

Interest Cost	$60,000	$91,899
Unrealized Actuarial Gain	—	(29,400)

Pension Expense	$60,000	$62,499

The Company paid pension obligations of $125,515 for both the three months ended March 31, 2011 and March 31, 2010.

The discount rate used in determining the actuarial present value of the projected benefit obligation was 5.0% for the three months ended March 31, 2011 and 5.5% for the three months ended March 31, 2010.

The Company maintains life insurance covering certain current and former employees under its Supplemental Executive Retirement Program with the Company named as beneficiary. The Company intends to use the death benefits of these policies, as well as loans against the accumulating cash surrender value of the policies, to fund future pension obligations. The total death benefit associated with these policies is $10.2 million, with an associated accumulated cash surrender value of approximately $3,112,000 at March 31, 2011. The accumulated cash surrender values of these policies at December 31, 2010 was approximately $3,108,000.

The projected pension benefits paid or expected to be paid under this plan are as follows, assuming retirement at 65 and a life expectancy of 80 years for all participants:
Period Ending December 31, Unless Stated Otherwise,

Q2 - Q4 2011	376,544
2012	507,139
2013	517,300
2014	419,166
2015	377,566
2016 - 2020	2,194,441

The Company has a contractual obligation to maintain certain health benefits for two of its former executive officers. These benefits are accounted for as Post Retirement Healthcare Benefits, (“PRHB”). Periodic PRHB expensed and paid for the three months ended March 31, 2011 and 2010 consists of the following:

	Three Months Ended March 31,
	2011	2010

Current Service Cost	$2,253	$2,125
Interest Cost	1,159	1,287

PRHB Expense	$3,412	$3,412

The projected PRHB paid or expected to be paid are as follows:
Period Ending December 31, Unless Stated Otherwise,

Q2 - Q4 2011	10,237
2012	13,649
2013	13,649
2014	10,149
2015	6,649
2016 - 2020	33,245
8.	ACQUISITION

On June 18, 2010 we acquired the enterprise telecom expense management (TEM) consulting business of privately held Source Loop, LLC, based in Alpharetta, Georgia. The aggregate purchase price paid for those assets was up to $1.5 million, plus the issuance of up to 500,000 shares of Veramark’s common stock. At closing, $300,000 in cash was paid and 100,000 shares of Veramark common stock issued to the principals of Source Loop. In addition, Source Loop retained $300,000 in accounts receivable and cash on hand prior to the acquisition date, leaving contingent consideration of $900,000 and 400,000 shares of Veramark common stock that could be earned, subject to attaining certain revenue and employee retention parameters through December 31, 2011. Subsequent to closing we have paid the Principals of Source Loop $300,000 and issued 100,000 shares of common stock reflecting the attainment of 100% of the performance targets for 2010.

As of March 31, 2011, based on management’s projections of actual performance against targets contained in the asset purchase agreement for 2011, the estimated remaining contingent liability is $618,000 in cash and common stock. Under the purchase method of accounting, the remaining contingent stock consideration (300,000 shares) is treated as a financial derivative, and recorded as a liability, as it does not have a fixed settlement provision. This liability will vary in a mark-to-market fashion with the value of the Company’s stock, until the settlement amount is known. Increases in the Company’s stock price will result in an accounting expense, and any decrease in the Company’s stock price will be recorded as income.

The unaudited financial information in the table below summarizes the combined results of operations on a pro-forma basis, as if we had acquired Source Loop on January 1, 2010.

	Three Months Ended
	March 31,
Unaudited (In 000s)	2011	2010

Revenue	$3,386	$3,181

Income	$53	$43

Earnings Per Share	$0.01	$0.00

9.	INTANGIBLE ASSETS AND GOODWILL

Under the purchase method of accounting, we allocated the fair value of the total consideration expected to be transferred, to the tangible and identifiable intangible assets acquired from Source Loop based on their estimated fair values on the date of acquisition. The fair values assigned to the identifiable intangible assets were based on estimates and assumptions determined by management. The table below summarizes the fair values assigned by asset class at the time of acquisition, and the subsequent amortization through March 31, 2011 of those intangible assets.

Amortization of Intangible Assets Acquired in Source Loop Acquisition
(In 000s except weighted ave life in years)

	Weighted	FMV at	Current	Accumulated	Net Value by
	Avg Life	Acquisition	Year	Amortization	Asset Class
Intangible Asset Class	Years	Date	Amortization	at 3/31/11	at 3/31/11
Customer Contracts	3	$526	$28	$106	$420
Customer Relationships	3	260	18	68	192
Key Employee Agreements	1	177	12	62	115
Other	1	30	2	13	17
Sub-Total Intangibles

Subject to Amoritization	3	993	$60	$249	$744

Goodwill		336

Total Intangible Assets Acquired		$1,329

Expected Future Amoritzation

Intangible Asset Class	Q2 - Q4	2012	2013	2014	2015
Customer Contracts	$84	$88	$67	$60	$51
Customer Relationships	55	42	31	25	19
Key Employee Agreements	34	42	39	—	—
Other	8	5	3	1	—

Sub-Total Intangibles
Subject to Amoritization	$181	$177	$140	$86	$70

Goodwill represents the excess of the purchase price paid over the fair value of assets acquired. Goodwill is not amortized and is subject to an impairment test conducted on a semi-annual basis in June and December of each year, or more frequently if a change in circumstances or the occurrence of events indicates that potential impairment exists. Through March 2011, there has been no impairment of goodwill associated with the Source Loop acquisition.
10.	COMMITMENTS AND CONTINGENCIES

On October 4, 2010, the Company was served with a complaint in an action brought by Asentinel LLC, against the Company. AnchorPoint, a division of MTS, and CASS Information Systems, were also served with the same complaint. The complaint alleges infringement of two telecom expense management (TEM) patents held by Asentinel concerning systems and methods for identifying and processing billing exceptions in telecommunications invoices. The Company has challenged the allegations made in the complaint. The litigation is still in the discovery stage at this time, and it is not possible to determine the ultimate resolution of, or estimate the liability, if any, related to this matter. The Company’s policy is to expense legal costs as incurred, and no provision for losses has been provided in connection with this litigation.

11.	REVOLVING DEMAND NOTE AGREEMENT

On October 31, 2008, Veramark Technologies, Inc. entered into a Revolving Demand Note Agreement (the “Agreement”), effective as of October 31, 2008, with Manufacturers and Traders Trust Company (the “Bank”) to provide working capital in the ordinary course of business. This agreement was amended in October 2010 increasing the amount available under the agreement from $400,000 to $750,000. At March 31, 2011, the Company did not have any outstanding balance under this Agreement.

The material terms of the Agreement include:
•	The maximum outstanding principal balance under the Agreement is Seven Hundred Fifty Thousand Dollars ($750,000).
•	Veramark may borrow under the Agreement, from time to time, an amount less than or equal to, but not greater than the available balance.
•	The outstanding principal balance will bear interest at a per annum rate equal to LIBOR rate plus 3.5% with a minimum rate of 4.0%.
•	The Bank may demand payment of the outstanding principal balance at any time.
12.	TERM NOTE AGREEMENT

On October 29, 2010 the Company entered into an agreement with Manufacturers and Traders Trust Company to provide a three year term note in the amount of $200,000, the proceeds of which were used to purchase furnishings and fixtures for the Company’s new headquarters facility. The loan bears an interest rate of LIBOR plus 4.0%, with a minimum interest rate of 4.5%. At March 31, 2011 the remaining balance of the term loan was $172,222.

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
Overview
Revenues for the quarter ended March 31, 2011 of $3,386,000 increased 22% from revenues of $2,782,000 for the quarter ended March 31, 2010. The increase includes revenue of $559,000 from clients added pursuant to the acquisition of Source Loop in June 2010. Net income of $53,000 for the quarter ended March 31, 2011 compares with net income of $67,000 for the same quarter of 2010, both representing $0.01 per diluted share.
First quarter 2011 results include $139,000 of legal costs incurred in connection with the patent infringement complaint filed against the Company by Asentinel LLC in October 2010. AnchorPoint, a division of MTS, and CASS Information Systems, were also served in that complaint. Those legal costs have been charged to selling, general and administrative expenses as incurred.
Orders received for the quarter ended March 31, 2011 of $4.2 million increased 40% from orders of $3.0 million received during the first quarter of 2010. Embedded backlog, representing the value of orders received for products and services to be provided in future periods, increased 8% from $9.6 million at December 31, 2010 to $10.4 million at March 31, 2011.
Revenues
Our revenues are earned by providing Telecom Expense Management (TEM) products and services, including call accounting, through the direct sale of licensed software, or under multi- year managed service contracts offered in either a Software as a Service (SaaS) environment or as a Managed Service. For the quarter ended March 31, 2011 revenues from managed service contracts and related TEM services increased 80% from the first quarter of 2010. Revenues generated from the direct sale of licensed software and associated services related to those sales, including maintenance, decreased 1% from the first quarter of 2010.
Gross Margin
Gross margin (revenues less cost of revenues) of $2,305,000 increased 13% from the gross margin of $2,046,000 for the first quarter of 2010 due to the increase in total revenues recognized. Gross margin as a percentage of total revenue decreased from 74% of revenues for the first quarter of 2010 to 68% of revenues for the first quarter of 2011 due to a higher percentage of managed service revenues in the product mix. Initial margins earned from multi-year contracts will be lower than the margin from the sale of a one-time license; however, multi-year contracts typically provide greater revenues and margins over the life of the contract.

Engineering and Software Development Costs
Engineering and software development costs, net of the effects of software capitalization, decreased 4% from $320,000 for the first quarter of 2010, to $308,000 for the first quarter of 2011 due to a reduction in development costs capitalized. During the first quarter of 2011 we capitalized $179,000 of developments costs, significantly less than the $303,000 of development costs capitalized in the same quarter of 2010. Gross expenses for engineering and software development expenses, prior to the effects of capitalization decreased 22% or $136,000, from $623,000 in the first quarter of 2010 to $487,000 for the first quarter of 2011. The chart below displays gross engineering expenses, development costs capitalized, and the resulting net engineering and software development costs included in the Statement of Operations for the three months ended March 31, 2011 and 2010.

	Three Months Ended March 31,
	2011	2010

Gross expenditures for engineering & software development	$487,000	$623,000
Less: Software development costs capitalized	(179,000)	(303,000)

Net expense for engineering and software	$308,000	$320,000

Selling, General, and Administrative Costs
Selling, general and administrative (SG&A) expenses of $1,964,000 for the quarter ended March 31, 2011 increased $288,000, or 17% from the same quarter of 2010 due to the acquisition of Source Loop in June 2010 ($136,000), and the legal expenses ( $139,000) incurred defending the patent infringement complaint referred to in the overview section of this report.
Liquidity and Capital Resources
Cash and short term investments totaled $1,120,000 at March 31, 2011, a reduction of $382,000 from the December 31, 2010 balance of $1,502,000. Significant outflows of cash during the quarter included $300,000 paid to the principals of Source Loop for attainment of 2010 revenue goals contained in the asset purchase agreement, and the repayment of $180,000 of net borrowing against the Company’s line of credit agreement. As of March 31, 2011 we have no outstanding balance against the line of credit which provides for up to $750,000 of working capital.
Accounts receivable of $1,980,000 at March 31, 2011 increased from accounts receivable of $1,912,000 at December 31, 2010. Based on an analysis of current payment trends and past due balances, the reserve for bad debts at March 31, 2011 remains unchanged from the $33,000 reserve at December 31, 2010.
Prepaid expenses, consisting of cash outlays made for economic benefits to be realized in future periods, such as business insurance premiums, deposits and prepaid commissions, increased from $294,000 at December 31, 2010 to $336,000 at March 31, 2011.

Property and equipment, net of depreciation, totaled $617,000 at March 31, 2011, an increase of 2% from $602,000 at December 31, 2010. Capital purchases of $68,000 for the first quarter of 2011 were significantly lower than the $127,000 of capital purchases for the same quarter of 2010. Depreciation expense of $53,000 for the quarter ended March 31, 2011 compares with depreciation expense of $52,000 for the same quarter of 2010.
Software development expenses capitalized and included on our balance sheet of $2,887,000 at March 31, 2011 decreased 3% from development costs capitalized of $2,962,000 at December 31, 2010. We capitalized $179,000 of development costs in the first quarter of 2011, a decrease of 41% from $303,000 of development costs capitalized in the first quarter of 2010. The amortization of previously capitalized costs, which are charged to costs of revenues, decreased from $320,000 for the quarter ended March 31, 2010 to $254,000 for the quarter ended March 31, 2011.
Pension assets, representing the accumulated cash surrender values of a series of company-owned life insurance contracts totaled $3,112,000 at March 31, 2011, which compared with $3,108,000 at December 31, 2010. The cash surrender values and associated death benefits attached to these policies are intended to fund future pension obligations. The cash surrender values are also available to fund current operations of the Company, if required.
The intangible asset of $744,000 at March 31, 2011 reflects management’s current estimate of the unamortized fair market value of the assets acquired from Source Loop in June 2010. We expect to amortize approximately $60,000 per quarter for the balance of 2011. See note 9 to the financial statements for a summary of intangible assets acquired and expected future amortization.
Other current assets of $678,000 at March 31, 2011 include $659,000 of funds held by the Company on behalf of clients for whom we provide bill payment services as a component of their managed service agreements. This asset is offset by an identical balance in other accrued liabilities. Client funds held by the Company increased from the December 31, 2010 balance of $276,000, in part due to the addition of a new bill pay client in the first quarter.
Current liabilities of $7,297,000 decreased 1% from the December 31, 2010 balance of $7,342,000. Reductions in accrued compensation costs ($107,000), short term debt ($180,000), and the contingent liability remaining pursuant to the acquisition of Source Loop ($281,000) were offset by increases in deferred revenues ($132,000), accounts payable ($32,000), and other accrued liabilities ($358,000). Deferred revenues represent the unrecognized portion of customer orders for services including maintenance, training and installation that will be performed in future periods and recognized as revenue in the Statement of Operations at that time. Other accrued liabilities of $774,000 at March 31, 2011 include $659,000 of obligations for the bill payment services referenced above.
During the first quarter we re-paid $180,000 outstanding on our line of credit arrangement at year end, and paid the Principals of Source Loop $300,000 for the attainment of 100% of the 2010 revenue goals specified in the asset purchase agreement. The remaining contingent liability of $618,000 at March 31, 2011 is an estimate of the remaining consideration in cash and common stock to be paid in connection with the acquisition of Source Loop based on employee retention and revenue goals established for 2011.
Long term debt of $213,000 at March 31, 2011, consists of the non-current portion of a three year term note ($106,000) for the purchase of office equipment and furnishings in the fourth quarter of 2010, and a rent liability associated with the lease of our new facility, which provided for a five-month rent-free period at the inception of the lease ($107,000). Accounting rules require that rent expense for operating leases with rent-free periods be accounted for on a straight line basis over the lease term (7 years), including the related rent free period. Our balance sheet will therefore include a lease liability during the term of the lease, which at the end of each accounting period, will represent the difference between the amount of rent expense recognized, and the amount of rent paid through the reporting period.

Shareholder’s equity of $513,000 at December 31, 2011 increased $71,000 from shareholder’s equity of $442,000 at December 31, 2010.
Given current cash and investment balances, a fully available line of credit agreement and access to other sources of capital, it is management’s opinion that sufficient resources exist to fully fund operations and strategic initiatives for the next twelve months and beyond.
Accounting Pronouncements
•
In October 2009, the FASB issued Accounting Standards Update No. 2009-13, Multiple-Deliverable Revenue Arrangements, which amends existing revenue recognition accounting pronouncements that are currently within the scope of FASB Codification Subtopic 605-25 (previously included within EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, or EITF 00-21). The consensus to EITF Issue No. 08-01, Revenue Arrangements with Multiple Deliverables, or EITF 08-01, provides accounting principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. This guidance eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. EITF 00-21 previously required that the fair value of the undelivered item be the price of the item either sold in a separate transaction between unrelated third parties or the price charged for each item when the item is sold separately by the vendor. This was difficult to determine when the product was not individually sold because of its unique features. Under EITF 00-21, if the fair value of all of the elements in the arrangement was not determinable, then revenue was deferred until all of the items were delivered or fair value was determined. This new approach is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. This update does not have a material effect on the Company’s financial statements.

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
This update is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. This update does not have a material effect on the Company’s financial statements.
In April 2010, the FASB issued Accounting Standards Update No. 2010-13, topic 718, Compensation — Stock Compensation, which adds clarification that an employee share-based award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as an equity. This update is effective for fiscal years, and interim periods within those fiscal years beginning on or after December 15, 2010. This update does not have a material effect on the Company’s financial statements.
•
In April 2010, the FASB issued Accounting Standards Update No. 2010-17, topic 605, Revenue Recognition — Milestone Method, which provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. This update is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. This update does not have a material effect on the Company’s financial statements.

•
In July 2010, the FASB issued Accounting Standards Update No. 2010-20, topic 310, Receivables, which requires disclosures about the credit quality of financing receivables and the allowance for credit losses. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. This update does not have a material effect on the Company’s financial statements.

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
Revenue Recognition
The Company’s revenue consists of revenues from the licensing of software to resellers and end user customers; fees for services rendered including installation, training, implementation, and customer maintenance contracts; and the outsourcing or hosting of services, commonly referred to as Software as a Service (SaaS).
The Company recognizes software license revenue under ASC 985-605, formerly Statement of Position No 97-2 “Software Revenue Recognition”, Statement of Position No. 98-9, “Software Revenue Recognition With Respect to Certain Transactions”, and under ASC 605-25, formerly Emerging Issues Task Force 00-21, “Revenue Arrangements with Multiple Deliverables”, and related interpretations, as amended.
Licensed software may be sold as a stand-alone element, with other software elements, or in conjunction with supplemental services. When an order consists of more than one element, it is considered to be a multiple element arrangement (MEA). When sold as a stand-alone element, the revenue is recognized upon shipment. When sold as part of a MEA, revenue from the licensed software is recognized when each element is activated at the customer site, via the entry of a software key-code. This typically occurs at the same time that installation occurs. Service revenues such as training, installation and implementation, are recognized when the service is complete, and acknowledged by the customer.
For either a single element transaction or a MEA, Veramark allocates consideration to all deliverables based on their relative stand-alone selling prices. Amendments to ASC 605-25, which became effective January 1, 2011, establish a hierarchy to determine the stand-alone selling price as follows:
•	Vendor Specific Objective Evidence of the fair value (VSOE),
•	Third Party Evidence (TPE)
•	Best Estimate of the Selling Price (ESP)

Sales which constitute a MEA are accounted for by determining if the elements can be accounted for as separate accounting units, and if so, by applying values to those units, per the hierarchy above. If VSOE is not available, management estimates the fair selling price using historical pricing for similar items, in conjunction with current pricing and discount policies.
Regardless of the form of sale, no revenue is recognized without persuasive evidence of an arrangement existing. Persuasive evidence is determined to be a signed purchase order received from the customer, or an equivalent form for those customers lacking a formalized purchase order system. Additionally, revenue is only recognized when a selling price is fixed or determinable, and collectability of the receivable is deemed to be probable.
Fees charged to customers for post-contract Technical Support are recognized ratably over the term of the contract. Costs related to maintenance obligations are expensed as incurred.
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
On October 29, 2010 the Company entered into an agreement with Manufacturers and Traders Trust Company to provide a three year term note in the amount of $200,000, the proceeds of which were used to purchase furnishings and fixtures for the Company’s new headquarters facility. The loan bears an interest rate of LIBOR plus 4.0%, with a minimum interest rate of 4.5%. At March 31, 2010 the remaining balance of the term loan was $172,222.

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
On October 4, 2010, the Company was served with a complaint in an action brought by Asentinel LLC, against the Company. AnchorPoint, a division of MTS, and CASS Information Systems, were also served with the same complaint. The complaint alleges infringement of two telecom expense management (TEM) patents held by Asentinel concerning systems and methods for identifying and processing billing exceptions in telecommunications invoices. The Company has challenged the allegations made in the complaint. The litigation is still in the discovery stage at this time, and it is not possible to determine the ultimate resolution of, or estimate the liability, if any, related to this matter. The Company’s policy is to expense legal costs as incurred, and no provision for losses has been provided in connection with this litigation.

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

Access to Capital
Veramark may not have the access to capital that will be necessary to maintain competitive products, to hire the experienced staff, to fund growth or to fund acquisitions. This could cause Veramark to fall behind market growth rates and have an adverse effect on Veramark’s business.
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

Item 5:	Other Information
None

Item 6:	Exhibits

(a	)	Financial Statements as set forth under Item 1 of this report on Form 10-Q

(b	)	Exhibits required to be filed by Item 601 of Regulation S-K

3.1		Restated Certificate of Incorporation (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-18 (File No. 2-96787) filed on March 22, 1985)

3.2		Bylaws (incorporated by reference to Exhibit 3 to the Company’s Registration Statement on Form S-8 filed on October 5, 1992)

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
VERAMARK TECHNOLOGIES, INC.
REGISTRANT

Date: May 12, 2011

/s/ Anthony C. Mazzullo Anthony C. Mazzullo
President and CEO

Date: May 12, 2011

/s/ Ronald C. Lundy Ronald C. Lundy
Vice President of Finance and CFO