Form 10-Q
period 2011-06-30
VERAMARK TECHNOLOGIES INC
filed 2011-08-12
CIK 747605

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

☑	Quarterly Report Under Section 13 or 15 (d)of the Securities Exchange Act of 1934
or

☐	Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For Quarter Ended June 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
The number of shares of Common Stock, $.10 par value, outstanding on June 30, 2011 was 10,254,379.

INDEX

Page
PART I FINANCIAL INFORMATION

Item 1 Financial Statements

Condensed Balance Sheets - June 30, 2011 (Unaudited) and December 31, 2010	3

Condensed Statements of Operations (Unaudited) Three and Six Months ended June 30, 2011 and 2010	4

Condensed Statements of Cash Flows (Unaudited) Six Months Ended June 30, 2011 and 2010	5

Notes To Condensed Financial Statements (Unaudited)	6 - 13

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	14 - 23

Item 3 Quantative and Qualitative Disclosures About Market Risk	23

Item 4 Controls and Procedures	23

PART II OTHER INFORMATION

Item 1 Legal Proceedings	24

Item 1A Risk Factors	24 - 26

Item 5 Other Information	27

Item 6 Exhibit Index	27 - 28

Exhibit 10.12
Exhibit 10.13
Exhibit 10.14
Exhibit 10.15
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I FINANCIAL INFORMATION

VERAMARK TECHNOLOGIES, INC.
CONDENSED BALANCE SHEETS

	(Unaudited)
	June 30,	December 31,
	2011	2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$466,269	$1,236,375
Investments	162,962	265,962
Accounts receivable, trade (net of allowance for doubtful accounts of $34,000 and $33,000)	2,034,510	1,911,693
Prepaid expenses	512,885	294,090
Other current assets	751,659	290,762

Total Current Assets	3,928,285	3,998,882
PROPERTY AND EQUIPMENT
Cost	2,582,546	2,512,162
Less accumulated depreciation	(1,989,716)	(1,909,965)

Property and Equipment (net)	592,830	602,197
OTHER ASSETS:
Software development costs (net of accumulated amortization of $2,748,444 and $2,245,268)	2,818,580	2,961,617
Pension assets	3,160,331	3,107,952
Intangibles, net	683,500	804,000
Goodwill	336,219	336,219
Deposits and other assets	1,104,374	1,062,152

Total Other Assets	8,103,004	8,271,940

TOTAL ASSETS	$12,624,119	$12,873,019

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$592,664	$360,382
Accrued compensation	572,870	667,062
Deferred revenue	4,494,439	4,250,933
Current portion of pension obligation	512,399	502,059
Contingent liability	447,040	899,400
Short term bank debt	66,667	246,667
Short term note payable	250,000	0
Other accrued liabilities	809,289	415,459

Total Current Liabilities	7,745,368	7,341,962

Long-Term debt	194,986	174,555
Long-Term portion of pension obligation	4,773,388	4,914,757

Total Liabilities	12,713,742	12,431,274
STOCKHOLDERS’ EQUITY:
Common Stock, par value $.10; shares authorized, 40,000,000; 10,334,604 shares and 10,190,595 shares issued	1,033,460	1,019,059
Additional paid-in capital	22,743,591	22,661,405
Accumulated deficit	(23,186,330)	(22,568,440)
Treasury stock (80,225 shares, at cost)	(385,757)	(385,757)
Accumulated other comprehensive income	(294,587)	(284,522)

Total Stockholders’ Equity	(89,623)	441,745

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,624,119	$12,873,019

The accompanying notes are an integral part of these financial statements.

VERAMARK TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

NET REVENUES
Product revenues	$466,999	$662,304	$841,569	$1,194,710
Service revenues	2,779,644	2,504,887	5,791,397	4,754,210

Total Net Revenues	3,246,643	3,167,191	6,632,966	5,948,920

COSTS AND OPERATING EXPENSES:
Cost of revenues	1,095,775	892,088	2,177,388	1,628,146
Engineering and software development	293,120	374,752	600,747	694,791
Selling, general and administrative	1,817,367	1,778,243	3,642,502	3,454,587
Litigation expenses & settlement costs	723,937	0	862,995	0

Total Costs and Operating Expenses	3,930,199	3,045,083	7,283,632	5,777,524

INCOME (LOSS) FROM OPERATIONS	(683,556)	122,108	(650,666)	171,396

NET INTEREST INCOME	12,704	236	32,776	17,459

INCOME (LOSS) BEFORE TAXES	(670,852)	122,344	(617,890)	188,855

INCOME TAXES	0	0	0	0

NET INCOME (LOSS)	$(670,852)	$122,344	$(617,890)	$188,855

NET INCOME (LOSS) PER SHARE
Basic	$(0.07)	$0.01	$(0.06)	$0.02

Diluted	$(0.07)	$0.01	$(0.06)	$0.02

The accompanying notes are an integral part of these financial statements.

VERAMARK TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2011	2010
OPERATING ACTIVITIES:
Net income (loss)	$(617,890)	$188,855
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	746,069	766,195
Increase in bad debt reserve	1,000	12,000
Change in acquisition liabilities	(152,360)	(6,980)
Compensation expense — equity grants	9,573	60,327
Loss on disposal of fixed assets	0	989
Changes in assets and liabilities:
Accounts receivable	(123,817)	(449,934)
Prepaid expenses and other current assets	(679,692)	49,159
Pension assets	(52,379)	(61,371)
Deposits and other assets	(42,222)	(42,222)
Accounts payable	232,282	20,056
Accrued compensation	(94,192)	200,574
Deferred revenue	243,506	(4,802)
Other accrued liabilities	392,401	(29,037)
Note payable	250,000	0
Prepaid rent liability	55,193	0
Pension obligation	(131,029)	(176,030)

Net cash provided (used) by operating activities	36,443	527,779

INVESTING ACTIVITIES:
Acquisition — cash paid	(300,000)	(300,000)
Sale of investments	92,935	(17,257)
Additions to property and equipment	(93,962)	(128,474)
Capitalized software development costs	(379,203)	(572,914)

Net cash flows used by investing activities	(680,230)	(1,018,645)

FINANCING ACTIVITY:
Borrowing (repayment) — line of credit	(180,000)	300,000
Bank borrowing — repayment of term loan	(33,333)	0
Exercise of stock options	74,600	0
Employee stock purchase plan	12,414	13,282

Net cash provided by financing activities	(126,319)	313,282

Net change in cash and cash equivalents	(770,106)	(177,584)
Cash and cash equivalents, beginning of year	1,236,375	488,381

Cash and cash equivalents, end of quarter	$466,269	$310,797

	2011	2010
SUPPLEMENTAL CASH FLOW INFORMATION
Cash Transactions:
Income taxes paid	$3,850	$1,850
Interest paid	$6,782	$1,650
The accompanying notes are an integral part of these financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(1)	GENERAL
The accompanying unaudited financial statements include all adjustments of a normal and recurring nature which, in the opinion of Company’s management, are necessary to present fairly the Company’s financial position as of June 30, 2011, the results of its operations for the three and six months ended June 30, 2011 and 2010, and cash flows for the six months ended June 30, 2011 and 2010.
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
The results of operations and cash flows for the three and six months ended June 30, 2011 are not necessarily indicative of the results to be expected for the full year’s operation. Certain prior period amounts have been reclassified to conform to the current period presentation.
(2)	PROPERTY AND EQUIPMENT
The major classifications of property and equipment at June 30, 2011, and December 31, 2010 were:

	June 30,	December 31,
	2011	2010

Machinery and equipment	$117,541	$117,541
Computer hardware and software	1,282,525	1,216,120
Furniture and fixtures	1,182,480	1,178,501

	$2,582,546	$2,512,162

For the six months ended June 30, 2011 and 2010, the Company recorded depreciation expense of $103,329 and $100,523, respectively.
(3)	STOCK-BASED COMPENSATION

The Company’s share-based compensation consists of restricted stock and stock options, vesting over periods ranging from one to four years. For the six months ended June 30, 2011, the Company awarded 290,375 stock options vesting over four years, canceled 38,500 stock options, and cancelled 53,333 restricted shares granted in previous periods. During the first six months of 2010, the Company awarded 23,000 stock options vesting over four years, cancelled 41,775 stock options, and cancelled 120,000 shares of restricted stock previously granted.

A summary of the status of the Company’s stock option plan as of June 30, 2011, is presented below:

		Weighted	Weighted	Average
		Average	Average	Remaining
		Exercise	Grant-Date	Contractual	Intrinsic
	Shares	Price	Fair Value	Term (Yrs)	Value
Outstanding as of December 31, 2010	1,557,768	$0.62	$0.58	4.1	$79,154
Granted	290,375	0.69	0.67		0
Exercised	(173,000)	0.43			(13,870)
Canceled	(38,500)	0.64			(2,618)

Outstanding as of June 30, 2011	1,636,643	$0.66	$0.61	5.0	$62,666

Options exercisable at June 30, 2011	1,279,143	$0.66	$0.61	3.8	$62,666

As of June 30, 2011, there was $156,607 of total unrecognized compensation cost related to non-vested stock options granted under the Plan, and $32,595 of unrecognized compensation cost related to non-vested restricted stock grants. The compensation cost for stock options will be recognized over a weighted-average period of 1.3 years. The compensation costs of restricted stock will be recognized over a weighted-average period of 0.9 years.
(4)	COMPREHENSIVE INCOME
Total comprehensive income for the three and six months ended June 30 of 2011 and 2010 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Net income (loss)	$(670,852)	$122,344	$(617,890)	$188,855
Unrealized change — pension	0	(29,400)	0	(58,800)
Unrealized change — investments	(5,221)	9,200	(10,065)	(4,347)

Total comprehensive income	$(676,073)	$102,144	$(627,955)	$125,708

(5)	NET INCOME (LOSS) PER SHARE (EPS)

ASC 260-10 “Earnings Per Share” requires the Company to calculate net income (loss) per share based on basic and diluted net income (loss) per share, as defined. Basic EPS excludes dilution and is computed by dividing net income (loss) by the weighted average number of shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The dilutive effect of outstanding options issued by the Company are reflected in diluted EPS using the treasury stock method. Under the treasury stock method, options will only have a dilutive effect when the average market price of common stock during the period exceeds the exercise price of the options.

Calculations of Earnings (Loss) Per Share

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Basic

Net Income (loss)	$(670,852)	$122,344	$(617,890)	$188,855

Weighted average common shares outstanding	10,183,547	9,954,770	10,138,204	9,891,749

Net Income (loss) per common share	$(0.07)	$0.01	$(0.06)	$0.02

Diluted

Net Income (loss)	$(670,852)	$122,344	$(617,890)	$188,855

Weighted average common shares outstanding	10,183,547	9,954,770	10,138,204	9,891,749
Additional dilutive effect of stock options and warrants after application of treasury stock method	0	108,474	0	63,662

Weighted average dilutive shares outstanding	10,183,547	10,063,244	10,138,204	9,955,411

Net Income (loss) per common share assuming full dilution	$(0.07)	$0.01	$(0.06)	$0.02

There were no dilutive effects of stock options for the three and six months ended June 30, 2011 as the effect would have been anti-dilutive due to the net losses incurred for those periods.
(6)	INDEMNIFICATION OF CUSTOMERS

Our agreements with customers generally require us to indemnify the customer against claims that our software infringes third party patent, copyright, trademark or other proprietary rights. Such indemnification obligations are generally limited in a variety of industry-standard respects, including our right to replace an infringing product. As of June 30, 2011 we had not experienced any material losses related to these indemnification obligations and no material claims with respect thereto were outstanding. We do not expect significant claims related to these indemnification obligations, and consequently, we have not established any related reserves.

(7)	BENEFIT PLANS

The Company sponsors an employee incentive savings plan under Section 401(k) for all eligible employees. The Company’s contributions to the plan are discretionary. During the first quarter of 2011 the Company contributed $26,589 to employee’s 401(k) accounts. During the first quarter of 2010 the Company’s contribution to employee 401(k) accounts totaled $24,644.

The Company also sponsors an unfunded Supplemental Executive Retirement Program (“SERP”), which is a non-qualified plan that provides certain key employees defined pension benefits. Periodic pension expense for the three and six months ended June 30, 2011 and 2010 consists of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Interest Cost	60,000	41,901	120,000	133,800
Unrealized Actuarial Gain	0	(29,400)	0	(58,800)

Pension Expense	$60,000	$12,501	$120,000	$75,000

The Company paid pension obligations of $251,030 for both the six months ended June 30, 2011 and June 30, 2010.
The discount rate used in determining the actuarial present value of the projected benefit obligation was 5.0% for the six months ended June 30, 2011 and 5.5% for the six months ended June 30, 2010.

The Company maintains life insurance covering certain current and former employees under its Supplemental Executive Retirement Program with the Company named as beneficiary. The Company intends to use the death benefits of these policies, as well as loans against the accumulating cash surrender value of the policies, to fund future pension obligations. The total death benefit associated with these policies is $10.2 million, with an associated accumulated cash surrender value of approximately $3,160,000 at June 30, 2011. The accumulated cash surrender values of these policies at December 31, 2010 was approximately $3,108,000.

The projected pension benefits paid or expected to be paid under this plan are as follows, assuming retirement at 65 and a life expectancy of 80 years for all participants:

Period Ending December 31, Unless Stated Otherwise,

Q3 - Q4 2011	251,030
2012	538,159
2013	558,660
2014	460,526
2015	418,926
2016 - 2020	2,401,241

The Company has a contractual obligation to maintain certain health benefits for two of its former executive officers. These benefits are accounted for as Post Retirement Healthcare Benefits, (“PRHB”). Periodic PRHB expensed and paid for the three and six months ended June 30, 2011 and 2010 consists of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Current Service Cost	$2,252	$2,125	$4,505	$4,250
Interest Cost	1,160	1,287	2,319	2,574

PRHB Expense	$3,412	$3,412	$6,824	$6,824

The projected PRHB paid or expected to be paid are as follows:

Period Ending December 31, Unless Stated Otherwise,

Q3 - Q4 2011	6,825
2012	13,649
2013	13,649
2014	10,149
2015	6,649
2016 - 2020	33,245
8.	ACQUISITION

On June 18, 2010 we acquired the enterprise telecom expense management (TEM) consulting business of privately held Source Loop, LLC, based in Alpharetta, Georgia. The aggregate purchase price paid for those assets was up to $1.5 million, plus the issuance of up to 500,000 shares of Veramark’s common stock. At closing, $300,000 in cash was paid and 100,000 shares of Veramark common stock were issued to the principals of Source Loop. In addition, Source Loop retained $300,000 in accounts receivable and cash on hand prior to the acquisition date, leaving contingent consideration of $900,000 and 400,000 shares of Veramark common stock that could be earned, subject to attaining certain revenue and employee retention parameters through December 31, 2011. Through June 30, 2011 we have paid the Principals of Source Loop $300,000 and issued 100,000 shares of common stock reflecting the attainment of 100% of the performance targets for 2010.

As of June 30, 2011, based on management’s projections of actual performance against targets contained in the asset purchase agreement for 2011, the estimated remaining contingent liability is $447,000 in cash and common stock. Under the purchase method of accounting, the remaining contingent stock consideration (300,000 shares) is treated as a financial derivative, and recorded as a liability, as it does not have a fixed settlement provision. This liability will vary in a mark-to-market fashion with the value of the Company’s stock, until the settlement amount is known. Increases in the Company’s stock price will result in an accounting expense, and decreases in the Company’s stock price will be recorded as income.

The unaudited financial information in the table below summarizes the combined results of operations on a pro-forma basis, as if we had acquired Source Loop on January 1, 2010.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Unaudited (In 000s)	2011	2010	2011	2010

Revenue	$3,247	$3,735	$6,633	$6,916

Income (Loss)	$(671)	$125	$(618)	$168

Earnings Per Share	$(0.07)	$0.01	$(0.06)	$0.02

9.	INTANGIBLE ASSETS AND GOODWILL

Under the purchase method of accounting, we allocated the fair value of the total consideration expected to be transferred, to the tangible and identifiable intangible assets acquired from Source Loop based on their estimated fair values on the date of acquisition. The fair values assigned to the identifiable intangible assets were based on estimates and assumptions determined by management. The table below summarizes the fair values assigned to the identifiable intangible assets by asset class at the time of acquisition, and the subsequent amortization through June 30, 2011 of those intangible assets.

Amortization of Intangible Assets Acquired in Source Loop Acquisition
(In 000s except weighted ave life in years)

	Weighted	FMV at	Current	Accumulated	Net Value by
	Avg Life	Acquisition	Year	Amortization	Asset Class
Intangible Asset Class	Years	Date	Amortization	at 6/30/11	at 6/30/11
Customer Contracts	3	$526	$56	$134	$392
Customer Relationships	3	260	36	86	174
Key Employee Agreements	1	177	24	74	103
Other	1	30	4	15	15

Sub-Total Intangibles Subject to Amoritization	3	993	$120	$309	$684

Goodwill		336

Total Intangible Assets Acquired		$1,329

Expected Future Amoritzation

Intangible Asset Class	Q3 - Q4	2012	2013	2014	2015
Customer Contracts	$56	$88	$67	$60	$51
Customer Relationships	36	42	31	25	19
Key Employee Agreements	23	42	39	0	0
Other	5	5	3	1	0

Sub-Total Intangibles Subject to Amoritization	$120	$177	$140	$86	$70

Goodwill represents the excess of the purchase price paid over the fair value of assets acquired. Goodwill is not amortized and is subject to an impairment test conducted in December of each year, or more frequently if a change in circumstances or the occurrence of events indicates that potential impairment exists. Through June 30, 2011, there has been no impairment of goodwill associated with the Source Loop acquisition.
10.	COMMITMENTS AND CONTINGENCIES
On June 16, 2011 the Company entered into a Nonexclusive Patent License and settlement agreement relating to an action brought by Asentinel LLC, against Veramark, AnchorPoint — a division of MTS, and CASS Information Systems, alleging infringement of two patents held by Asentinel concerning systems and methods for identifying and processing billing exceptions in telecommunications invoices.

Material terms of the agreement included:
•	Asentinel waived all claims for damages for prior infringement and agreed not to make claims for future infringement of its patents.

•
The Company agreed to pay Asentinel $500,000. Of that amount $250,000 was paid upon execution of the agreement, and $250,000 is payable without interest, on June 16, 2012, and is represented by the Company’s promissory note

•	The lawsuit was dismissed against the Company.
A copy of that settlement agreement is attached to this report on Form 10-Q as Exhibit 10.14. A copy of the promissory note is attached as exhibit 10.15.
11.	REVOLVING DEMAND NOTE AGREEMENT

On October 31, 2008, Veramark Technologies, Inc. entered into a Revolving Demand Note Agreement (the “Agreement”), effective as of October 31, 2008, with Manufacturers and Traders Trust Company (the “Bank”) to provide working capital in the ordinary course of business. This Agreement was amended in October 2010 increasing the amount available under the agreement from $400,000 to $750,000. At June 30, 2011, the Company did not have any outstanding balance under this Agreement.

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

On October 29, 2010, the Company entered into an agreement with Manufacturers and Traders Trust Company to provide a three year term loan in the amount of $200,000, the proceeds of which were used to purchase furnishings and fixtures for the Company’s new headquarters facility. The loan bears an interest rate of LIBOR plus 4.0%, with a minimum interest rate of 4.5%. At June 30, 2011, the remaining balance of the term loan was $155,556.

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
Overview
Revenues of $3,247,000 for the second quarter ended June 30, 2011 increased 3% from revenues of $3,167,000 for the second quarter of 2010. For the six months ended June 30, 2011 revenues of $6,633,000 increased 11% from revenues of $5,949,000 for the first six months of 2010.
On June 16, 2011, the Company settled the patent litigation complaint brought by Asentinel LLC, which also named CASS Information Systems and AnchorPoint, a division of MTS, as defendants. The complaint alleged the infringement of two telecom expense management (TEM) patents held by Asentinel concerning systems and methods for identifying and processing billing exceptions in telecommunications invoices. Under the terms of the settlement, Veramark agreed to pay Asentinel $500,000 in return for a waiver of all known claims for past damages relating to any infringement of the Asentinel patents, and the lawsuit was dismissed. Of the settlement amount, $250,000 was paid on the date the agreement was reached, with the remaining $250,000 represented by a note payable with a maturity date of June 16, 2012. The entire $500,000 settlement, and legal fees of $224,000 pertaining to this action were charged to the Statement of Operations for the quarter ended June 30, 2011. Additionally, the Company expensed $139,000 of legal fees associated with this action in the first quarter of 2011.
As a result of the settlement agreement and associated legal fees, we incurred a net loss of $671,000, or $0.07 per share, for the quarter ended June 30, 2011, and a net loss of $618,000, or $0.06 per share for the six months ended June 30, 2011. This compares with net income of $122,000 and $189,000, respectively, for the three and six months ended June 30, 2010.
Non-GAAP Financial Measures
Absent the settlement and litigation costs referenced above, Veramark would have earned net income of $53,000 for the second quarter of 2011 and $245,000 for the six months ended June 30, 2011, as depicted in the table below.

Reconcilation of GAAP Net Income to Non-GAAP Net Income

	Q-1	Q-2	Six Months Ended
Unaudited (In 000s)	2011	2011	June 2011

GAAP Net Income (Loss)	$53	$(671)	$(618)
Legal Expenses	139	224	363
Settlement Amount	0	500	500

Adjusted Net Income (Non-GAAP)	$192	$53	$245

Fully Diluted EPS (Non-GAAP)	$0.02	$0.00	$0.02

	Q-1	Q-2	Six Months Ended
	2010	2010	June 2011

GAAP Net Income	$67	$122	$189

Fully Diluted EPS	$0.01	$0.01	$0.02

Orders booked for the quarter ended June 30, 2011 of $3.8 million increased 58% from $2.4 million for the same quarter of 2010. Orders booked for the six months ended June 30, 2011 of $8.0 million, increased 48% from orders of $5.4 million for the first six months of 2010. Embedded revenues, which represent our backlog of orders for products and services to be provided in future periods, has increased 10% from the December 31, 2010 total of $9.6 million to $10.7 million at June 30, 2011.
Revenues
The majority of our revenues are earned by providing Telecom Expense Management (TEM) products and services, including call accounting, either through the direct sale of licensed software, or under managed service contracts offered in either a Software as a Service (SaaS), or a hosted managed service environment. For the three and six months ended June 30, 2011, revenues from managed service contracts and related TEM services increased 27% and 52%, respectively, from the same three and six month periods of 2010. Revenues from the direct sale of licensed software and the associated services, including maintenance revenues on our installed base, decreased 7% for the three months ended June 30, 2011 and 4% for the six months ended June 30, 2011, when compared to the same three and six month periods of 2010.
Gross Margin
Gross margin (defined as revenues less cost of revenues) totaled $2,151,000 for the three months ended June 30, 2011, representing 66% of revenues, and $4,456,000 for the six months ended June 30, 2011, representing 67% of revenues. For the same three and six months ended June 30, 2010, gross margins were $2,275,000, (72% of revenues) and $4,321,000, (73% of revenues). The reduction in gross margins as a percentage of revenues for 2011 when compared with prior year results reflects a growing percentage of managed service revenues and associated expenses in the product mix. Margins earned from multi-year managed service contracts are lower as a percentage of revenues than revenues earned from the one-time sales of a software license, which typically provide greater revenues and margin dollars over the life of the contract.

Engineering and Software Development Costs
Engineering and software development expenses, net of development costs capitalized, decreased $82,000, or 22% for the three months ended June 30, 2011 and $94,000, or 14%, for the six months ended June 30, 2011, as compared with the same periods of 2010. The reduction in engineering and software development costs on a gross basis, prior to the capitalization of development costs, totaled 24% and 23%, respectively, for the three and six months ended June 30, 2011, as compared with the same periods of 2010. The table below summarizes for the three and six months ended June 30, 2011 and 2010, total gross costs for engineering and software development, costs capitalized , and the resulting net expense for engineering and software development costs included in the Statement of Operations.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Gross expenditures for engineering & software development	$493,000	$645,000	$980,000	$1,268,000
Less: Software development costs capitalized	(200,000)	(270,000)	(379,000)	(573,000)

Net expense for engineering and software development	$293,000	$375,000	$601,000	$695,000

Selling, General, and Administrative Costs
SG&A expenses of $1,817,000 for the three months ended June 30, 2011, and $3,643,000 for the six months ended June 30, 2011, increased 2% and 5%, respectively, from SG&A expenses of $1,778,000 and $3,455,000 for the three and six months ended June 30, 2010. The increase in costs through June 30, 2011 from the prior year, reflect higher selling expenses, primarily the result of increased travel costs and commissions, combined with an increase in administration costs for additional salary expense associated with the June 2010 acquisition of Source Loop LLC.
Liquidity and Capital Resources
Our total cash position (cash plus short term investments) at June 30, 2011 of $629,000 compares with a total cash position of $1,502,000 at December 31, 2010. The decrease of $873,000 is attributable to settlement of the patent infringement law suit and related legal fees, a $300,000 payment in connection with the 2010 acquisition of Source Loop, and the repayment of $180,000 of net borrowing against the Company’s line of credit agreement. As of June 30, 2011 we have no outstanding balance against our line of credit agreement, which provides for up to $750,000 of working capital.
The accounts receivable balance of $2,035,000 at June 30, 2011, increased 6% from the December 31, 2010 balance of $1,912,000. The reserve for bad debts of $34,000 at June 30, 2011 remains relatively unchanged from the December 31, 2010 reserve of $33,000.

Prepaid expenses have increased 74% from the December 31, 2010 balance of $294,000 to $513,000 at June 30, 2011. The increase includes the renewal of several key business insurance policies, and the purchase and renewal of various software licenses and email upgrades utilized within the Company’s internal network infrastructure.
Other current assets of $752,000 at June 30, 2011 include $733,000 of funds held by the Company on behalf of clients for whom we provide bill payment services as a component of their managed service agreements. This same amount is included in other accrued liabilities, offsetting the asset.
For the six months ended June 30, 2011 we have purchased $94,000 of capital equipment, a decrease of 27% from capital purchases of $128,000 for the same six months of 2010. Depreciation expense totaled $103,000 for the six months ended June 30, 2011, which compared with depreciation expense of $101,000 for the first six months of 2010.
Software development cost capitalized and included in the balance sheet at June 30, 2011 of $2,819,000 decreased 5% from $2,962,000 at December 31, 2010. For the six months ended June 30, 2011 we capitalized $379,000 of software development costs, or 34% less than the $573,000 of software development costs capitalized in the first six months of 2010. Amortization of previously capitalized development costs, which are charged to cost of revenues, totaled $522,000 for the first six months of 2011. For the same six months of 2010, amortization expense totaled $639,000.
Pension assets of $3,160,000 at June 30, 2011 increased $52,000 from $3,108,000 at December 31, 2010, and represent the accumulated cash surrender values of a series of company-owned life insurance policies intended to fund current and future pension obligations. These cash surrender values may also be utilized to fund current operations if required.
The intangible asset of $684,000 represents management’s estimate, as of June 30, 2011, of the unamortized fair market value of the assets acquired from Source Loop in June 2010. The assets acquired continue to perform as contemplated at the date of acquisition, and the current expectation is that amortization will approximate $60,000 per quarter for the balance of 2011.
Current liabilities increased $403,000, or 5%, from the December 31, 2010 total of $7,342,000 to $7,745,000 at June 30, 2011, which includes an increase of $456,000 in funds held on behalf of clients utilizing our bill pay services referenced above. The increase in accounts payable of $232,000 from December 31, 2010 to June 30, 2011 is attributable to legal fees incurred in connection with the patent infringement litigation discussed earlier. Deferred revenue, which forms a portion of the embedded revenues discussed in the overview section of this report, increased 6% from the December 31, 2010 balance of $4,250,000 to $4,494,000 at June 30, 2011. Deferred revenues consist of the unrecognized portion of customer orders for services such as training, installation and maintenance that will be performed in future periods and recognized as revenue at that time.
The contingent liability of $447,000 at June 30, 2011, is our estimate of the remaining consideration to be paid in cash and common stock, in connection with the acquisition of the assets of Source Loop in June 2010. The final amount paid will be dependent upon the achievement of specific revenue goals contained in the asset purchase agreement. In July 2011, $150,000 of the remaining estimated liability will be paid based on employee retention goals included in the asset purchase agreement as measured at June 30, 2011.

Long-term liabilities at June 30, 2011 include $89,000 for the non-current portion of a three year term note used to purchase office equipment and other furnishings in the fourth quarter of 2010, and a long-term rent liability of $106,000 associated with the lease of our current facility, which provided a five month rent-free period at inception. Accounting rules require that rent expense for operating leases with rent-free periods or tiered monthly payments be accounted for on a straight line basis over the lease term (7 years), including the related rent free period. Our balance sheet will therefore include a lease liability over the term of the lease equal to the difference between the amount of rent expense recognized and the amount of rent paid through the reporting period.
Due to the loss incurred in the second quarter, equity decreased from $442,000 at December 31, 2010, to a negative $90,000 at June 30, 2011. During the first six months of 2011, 173,000 stock options have been exercised and 24,000 shares of common stock purchased by employees via the Company’s employee stock purchase plan, yielding proceeds to the company of $87,000.
Despite the loss incurred in the second quarter of 2011 resulting from the settlement of the litigation, it is management’s opinion that in light of current cash and investment positions, a fully available line of credit agreement in place, and access to other sources of capital, that more than sufficient resources exist to fully fund operations for the next twelve months and beyond.

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

•
In May 2011, the FASB issued Accounting Standards Update No. 2011-04, topic 820, Fair Value Measurement, to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with United States GAAP and International Financial Reporting Standards. Some of the amendments clarify the Board’s intent about the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. Specifically, the guidance requires additional disclosures for fair value measurements that are based on significant unobservable inputs. The updated guidance is to be applied prospectively and is effective for the Company’s interim and annual periods beginning January 1, 2012. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

•
In June 2011, the FASB issued Accounting Standards Update No. 2011-05, topic 220, Comprehensive Income. The objective of this Update is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. To increase the prominence of items reported in other comprehensive income and to facilitate convergence of U.S. generally accepted accounting principles (GAAP) and International Financial Reporting Standards (IFRS), the FASB decided to eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity, among other amendments in this Update.

The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. The amendments in this Update should be applied retrospectively, and are effective for the Company’s interim and annual periods beginning after December 15, 2011. The Company does not expect this update to have a material effect on the Company’s financial statements.

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

Capitalization of Software Development
The Company capitalizes software development costs when technological feasibility has been established for the software in accordance with ASC 985-20, “Costs of to be Sold, Leased, or Marketed.” Such capitalized costs are amortized on a product-by-product basis over their economic life or the ratio of current revenues to current and anticipated revenues from such software, whichever provides the greater amortization. The Company periodically reviews the carrying value of capitalized software development costs and impairments are recognized in the results of operations when the expected future undiscounted operating cash flow derived from the capitalized software is less than its carrying value. Should the Company inaccurately determine when a product reaches technological feasibility or the economic life of a product, results could differ materially from those reported. The Company uses what it believes are reasonable assumptions and where applicable, established valuation techniques in making its estimates.
Allowance for Doubtful Accounts
The Company maintains allowances for doubtful accounts for estimated losses resulting from the potential inability of its customers to make required payments. Management specifically analyzes accounts receivable, historical bad debts, credit concentrations and customer payment terms when evaluating the adequacy of the allowance for doubtful accounts.
Pension Liability
The Company sponsors an unfunded Supplemental Executive Retirement Program (SERP), which is a nonqualified plan that provides certain key employees a defined pension benefit. In order to properly record the net present value of future pension obligations a number of assumptions are required to be made by Company’s management. These assumptions include years of service, and life expectancies. In addition, management must make assumptions with regard to the proper long-term interest and liability discount rates to be applied to these future obligations.
Should the Company need to alter any of these assumptions, there is the potential for significant adjustments to future projected pension liabilities.
Item 3 Quantitative and Qualitative Disclosures About Market Risk
On October 29, 2010 the Company entered into an agreement with Manufacturers and Traders Trust Company to provide a three year term note in the amount of $200,000, the proceeds of which were used to purchase furnishings and fixtures for the Company’s new headquarters facility. The loan bears an interest rate of LIBOR plus 4.0%, with a minimum interest rate of 4.5%. At June 30, 2011 the remaining balance of the term loan was $155,556.
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

PART II — OTHER INFORMATION
Item 1 Legal Proceedings
On June 16, 2011 the Company entered into a Nonexclusive Patent License and settlement agreement relating to an action brought by Asentinel LLC, against Veramark, AnchorPoint — a division of MTS, and CASS Information Systems, alleging infringement of two patents held by Asentinel concerning systems and methods for identifying and processing billing exceptions in telecommunications invoices.
Material terms of the agreement included:
•	Asentinel waived all claims for damages for prior infringement and agreed not to make claims for future infringement of its patents.

•
The Company agreed to pay Asentinel $500,000. Of that amount $250,000 was paid upon execution of the agreement and $250,000 is payable ,without interest on June 16, 2012 and is represented by the Company’s promissory note

•	The lawsuit was dismissed against the Company.
A copy of that settlement agreement is attached to this report on Form 10-Q as Exhibit 10.14. A copy of the promissory note is attached as exhibit 10.15.
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
Changing Market
Veramark serves the highly dynamic telecommunications market, which is characterized by continuous technological enhancements and choices that effect the costs incurred versus benefit received by our customers. Veramark staff must remain current otherwise the quality and value of our services could be diminished and competition could offer better value. The failure to remain current could have a material adverse effect on Veramark’s business and results of operations.

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

Item 5: Other Information
None
Item 6: Exhibits

(a)	Financial Statements as set forth under Item 1 of this report on Form 10-Q

(b)	Exhibits required to be filed by Item 601 of Regulation S-K

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-18 (File No. 2-96787) filed on March 22, 1985)

3.2	Bylaws (incorporated by reference to Exhibit 3 to the Company’s Registration Statement on Form S-8 filed on October 5, 1992)

10.1	Letter Agreement dated as of March 29, 2007 by and between the Company and David G. Mazzella (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 3, 2007)

10.2*	Amended and Restated Board of Directors Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 26, 2007)

10.3*	Employment Agreement dated as of December 17, 2007 by and between the Company and Anthony C. Mazzullo (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 19, 2007)

10.4*	Restricted Stock Award Agreement dated as of January 1, 2008 by and between the Company and Anthony C. Mazzullo (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 25, 2008)

10.5*	2008 Incentive Plan for Management and Key Employees (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 2, 2008)

10.6*	2008 Employee Stock Purchase Plan (incorporated by reference to Exhibit F to the Company’s Proxy Statement for its 2008 Annual Meeting of Shareholders filed on April 29, 2008)

10.7*	Description of non-employee director compensation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 18, 2008)

10.8*	Amended Salary Continuation Agreement dated as of October 10, 2008 by and between the Company and Ronald C. Lundy (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 17, 2008)

10.9*	Form of 2008 Employee Stock Purchase Plan Enrollment Agreement (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (File No. 333-155286) filed on November 12, 2008)

10.10*	2010 Bonus Compensation Plan dated as of March 1, 2010 by and between the Company and Anthony C. Mazzullo (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 5, 2010)

10.11*	2010 Incentive Plan for Management and Key Employees (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 5, 2010)

10.12*	Amendment to Employee Agreement between Josh Bouk and the Company, dated March 31, 2011.

10.13*	Amendment to Employee Agreement between Thomas McAlees and the Company, dated March 31, 2011.

10.14	Nonexclusive Patent License and Settlement Agreement between Asentinel LLC and the Company, dated June 16, 2011.

10.15	Promissory Note between Asentinel LLC and the Company, dated June 16, 2011.

14	Code of Business Conduct and Ethics (incorporated by reference to Exhibit E to the Company’s Proxy Statement for its 2011 Annual Meeting of Shareholders filed on April 14, 2011)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement

(c)	Schedules required to be filed by Regulation S-X

none

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
VERAMARK TECHNOLOGIES, INC.
REGISTRANT

Date: August 12, 2011

/s/ Anthony C. Mazzullo
Anthony C. Mazzullo
President and CEO

Date: August 12, 2011

/s/ Ronald C. Lundy
Ronald C. Lundy
Vice President of Finance and CFO