Form 10-Q/A
period 2011-06-30
VERAMARK TECHNOLOGIES INC
filed 2011-08-30
CIK 747605

FORM 10-Q/A
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

Explanatory Note
Veramark Technologies, Inc., (the “Registrant”), is filing this Amendment No. 1 (this “Amendment”) to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, as filed with the Securities and Exchange Commission (the “Commission”) on August 12, 2011 (the “Original 10-Q”), solely to reflect the inclusion of information which had previously been redacted from Exhibit 10.14 to the Original 10-Q.
Except as identified above, no other amendments or changes to the Original 10-Q are made by this Amendment and the remainder of the Original 10-Q shall remain in effect as of the date of filing of the Original 10-Q. Additionally, this Amendment does not purport to provide an update or discussion of any other developments subsequent to the filing of the Original 10-Q.
Item 6: Exhibits
(a) Financial Statements as set forth under Item 1 of this report on Form 10-Q
(b) Exhibits required to be filed by Item 601 of Regulation S-K

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-18 (File No. 2-96787) filed on March 22, 1985)
3.2	Bylaws (incorporated by reference to Exhibit 3 to the Company’s Registration Statement on Form S-8 filed on October 5, 1992)
10.1	Letter Agreement dated as of March 29, 2007 by and between the Company and David G. Mazzella (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 3, 2007)
10.2*	Amended and Restated Board of Directors Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 26, 2007)
10.3*	Employment Agreement dated as of December 17, 2007 by and between the Company and Anthony C. Mazzullo (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 19, 2007)
10.4*	Restricted Stock Award Agreement dated as of January 1, 2008 by and between the Company and Anthony C. Mazzullo (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 25, 2008)
10.5*	2008 Incentive Plan for Management and Key Employees (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 2, 2008)
10.6*	2008 Employee Stock Purchase Plan (incorporated by reference to Exhibit F to the Company’s Proxy Statement for its 2008 Annual Meeting of Shareholders filed on April 29, 2008)

10.7*		Description of non-employee director compensation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 18, 2008)
10.8*		Amended Salary Continuation Agreement dated as of October 10, 2008 by and between the Company and Ronald C. Lundy (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 17, 2008)
10.9*		Form of 2008 Employee Stock Purchase Plan Enrollment Agreement (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (File No. 333-155286) filed on November 12, 2008)
10.10*		2010 Bonus Compensation Plan dated as of March 1, 2010 by and between the Company and Anthony C. Mazzullo (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 5, 2010)
10.11*		2010 Incentive Plan for Management and Key Employees (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 5, 2010)
10.12*		Amendment to Employee Agreement between Josh Bouk and the Company, dated March 31, 2011.
10.13*		Amendment to Employee Agreement between Thomas McAlees and the Company, dated March 31, 2011.
10.14	†	Nonexclusive Patent License and Settlement Agreement between Asentinel LLC and the Company, dated June 16, 2011.
10.15		Promissory Note between Asentinel LLC and the Company, dated June 16, 2011.
14		Code of Business Conduct and Ethics (incorporated by reference to Exhibit E to the Company’s Proxy Statement for its 2011 Annual Meeting of Shareholders filed on April 14, 2011)
31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*Management contract or compensatory plan or arrangement
† Denotes exhibit is filed with this Form 10-Q/A.
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
Date: August 30, 2011
/s/ Anthony C. Mazzullo
Anthony C. Mazzullo
President and CEO
Date: August 30, 2011
/s/ Ronald C. Lundy
Ronald C. Lundy
Vice President of Finance and CFO

4