Form 10-Q
period 2011-09-30
VERAMARK TECHNOLOGIES INC
filed 2011-11-14
CIK 747605

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

☑	Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934
or

☐	Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For Quarter Ended September 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
The number of shares of Common Stock, $.10 par value, outstanding on September 30, 2011 was 10,479,933.

INDEX

Page

PART I FINANCIAL INFORMATION

Item 1 Financial Statements

Condensed Balance Sheets - September 30, 2011 (Unaudited) and December 31, 2010	3

Condensed Statements of Operations (Unaudited) Three and Nine Months ended September 30, 2011 and 2010	4

Condensed Statements of Cash Flows (Unaudited) Nine Months Ended September 30, 2011 and 2010	5

Notes To Condensed Financial Statements (Unaudited)	6 - 12

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	13 - 22

Item 3 Quantitative and Qualitative Disclosures About Market Risk	22

Item 4 Controls and Procedures	23

PART II OTHER INFORMATION

Item 1 Legal Proceedings	24

Item 1A Risk Factors	24 - 26

Item 5 Other Information	27

Item 6 Exhibit Index	27 - 28

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I FINANCIAL INFORMATION

VERAMARK TECHNOLOGIES, INC.
CONDENSED BALANCE SHEETS

	(Unaudited)
	September 30,	December 31,
	2011	2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$594,343	$1,236,375
Investments	161,621	265,962
Accounts receivable, trade (net of allowance for doubtful accounts of $26,000 and $33,000)	1,736,394	1,911,693
Prepaid expenses	464,524	294,090
Other current assets	909,048	290,762

Total Current Assets	3,865,930	3,998,882
PROPERTY AND EQUIPMENT
Cost	2,598,143	2,512,162
Less accumulated depreciation	(2,027,165)	(1,909,965)

Property and Equipment (net)	570,978	602,197
OTHER ASSETS:
Software development costs (net of accumulated amortization of $3,016,803 and $2,245,268)	2,819,342	2,961,617
Pension assets	3,199,422	3,107,952
Intangibles, net	623,250	804,000
Goodwill	336,219	336,219
Deposits and other assets	1,104,374	1,062,152

Total Other Assets	8,082,607	8,271,940

TOTAL ASSETS	$12,519,515	$12,873,019

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$277,334	$360,382
Accrued compensation	736,609	667,062
Deferred revenue	4,516,813	4,250,933
Current portion of pension obligation	522,739	502,059
Contingent liability	210,000	899,400
Short term bank debt	66,667	246,667
Short term note payable	250,000	0
Other accrued liabilities	956,746	415,459

Total Current Liabilities	7,536,908	7,341,962

Long-Term debt	176,889	174,555
Long-Term portion of pension obligation	4,697,533	4,914,757

Total Liabilities	12,411,330	12,431,274
STOCKHOLDERS’ EQUITY:
Common Stock, par value $.10; shares authorized, 40,000,000; 10,560,158 shares and 10,190,595 shares issued	1,056,015	1,019,059
Additional paid-in capital	22,834,645	22,661,405
Accumulated deficit	(23,100,789)	(22,568,440)
Treasury stock (80,225 shares, at cost)	(385,757)	(385,757)
Accumulated other comprehensive income	(295,929)	(284,522)

Total Stockholders’ Equity	108,185	441,745

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,519,515	$12,873,019

The accompanying notes are an integral part of these financial statements.

VERAMARK TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
NET REVENUES
Product revenues	$400,612	$586,848	$1,242,181	$1,781,557
Service revenues	3,028,727	3,041,479	8,820,124	7,795,690

Total Net Revenues	3,429,339	3,628,327	10,062,305	9,577,247

COSTS AND OPERATING EXPENSES:
Cost of revenues	1,164,118	1,005,638	3,341,506	2,633,784
Engineering and software development	227,350	385,292	828,097	1,080,083
Selling, general and administrative	1,961,512	2,053,339	5,604,014	5,507,926
Litigation expenses & settlement costs	0	0	862,995	0

Total Costs and Operating Expenses	3,352,980	3,444,269	10,636,612	9,221,793

INCOME (LOSS) FROM OPERATIONS	76,359	184,058	(574,307)	355,454

NET INTEREST INCOME	9,182	29,760	41,958	47,219

INCOME (LOSS) BEFORE TAXES	85,541	213,818	(532,349)	402,673

INCOME TAXES	0	0	0	0

NET INCOME (LOSS)	$85,541	$213,818	$(532,349)	$402,673

NET INCOME (LOSS) PER SHARE
Basic	$0.01	$0.02	$(0.05)	$0.04

Diluted	$0.01	$0.02	$(0.05)	$0.04

The accompanying notes are an integral part of these financial statements.

VERAMARK TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2011	2010
OPERATING ACTIVITIES:
Net income (loss)	$(532,349)	$402,673
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,122,836	1,118,126
Increase (decrease) in bad debt reserve	(7,000)	23,500
Change in acquisition liabilities	(239,400)	(47,730)
Compensation expense — equity grants	36,523	103,804
Loss on disposal of fixed assets	39	2,347
Changes in assets and liabilities:
Accounts receivable	182,299	(1,232,481)
Prepaid expenses and other current assets	(788,720)	340,054
Pension assets	(91,470)	(98,898)
Deposits and other assets	(42,222)	(209,168)
Accounts payable	(83,048)	177,363
Accrued compensation and related taxes	69,547	257,773
Deferred revenue	265,880	302,908
Other accrued liabilities	541,287	(287,251)
Note payable	250,000	0
Prepaid rent liability	52,334	0
Pension obligation	(196,544)	(169,045)

Net cash provided by operating activities	539,992	683,975

INVESTING ACTIVITIES:
Acquisition — cash paid	(450,000)	(300,000)
Sale of investments	92,934	160,794
Additions to property and equipment	(120,306)	(154,934)
Capitalized software development costs	(648,325)	(839,372)

Net cash flows used by investing activities	(1,125,697)	(1,133,512)

FINANCING ACTIVITY:
Borrowing (repayment) — line of credit	(180,000)	300,000
Bank borrowing — repayment of term loan	(50,000)	0
Exercise of stock options	161,259	0
Employee stock purchase plan	12,414	13,282

Net cash provided (used) by financing activities	(56,327)	313,282

Net change in cash and cash equivalents	(642,032)	(136,255)
Cash and cash equivalents, beginning of year	1,236,375	488,381

Cash and cash equivalents, end of quarter	$594,343	$352,126

	2011	2010
SUPPLEMENTAL CASH FLOW INFORMATION
Cash Transactions:
Net Income taxes paid (refunded)	$(8,306)	$2,873
Net Interest paid	$9,446	$5,691
The accompanying notes are an integral part of these financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(1)	GENERAL
The accompanying unaudited financial statements include all adjustments of a normal and recurring nature which, in the opinion of Company’s management, are necessary to present fairly the Company’s financial position as of September 30, 2011, the results of its operations for the three and nine months ended September 30, 2011 and 2010, and cash flows for the nine months ended September 30, 2011 and 2010.
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
The results of operations and cash flows for the three and nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for the full year’s operation. Certain prior period amounts have been reclassified to conform to the current period presentation.
(2)	PROPERTY AND EQUIPMENT
The major classifications of property and equipment at September 30, 2011, and December 31, 2010 were:

	September 30,	December 31,
	2011	2010
Machinery and equipment	$116,385	$117,541
Computer hardware and software	1,298,051	1,216,120
Furniture and fixtures	1,183,707	1,178,501

	$2,598,143	$2,512,162

For the nine months ended September 30, 2011 and 2010, the Company recorded depreciation expense of $151,486 and $148,556, respectively.
(3)	STOCK-BASED COMPENSATION

The Company’s share-based compensation consists of restricted stock and stock options, vesting over periods ranging from one to four years. For the nine months ended September 30, 2011, the Company awarded 301,875 stock options vesting over four years, cancelled 107,896 stock options, cancelled 53,333 restricted shares granted in previous periods, and exercised 398,554 options. During the first nine months of 2010, the Company awarded 98,000 stock options and 54,000 restricted shares. The Company cancelled 259,650 stock options, and 135,194 shares of restricted stock previously granted during the same period.

A summary of the status of the Company’s stock option plan as of September 30, 2011, is presented below:

		Weighted	Weighted	Average
		Average	Average	Remaining
		Exercise	Grant-Date	Contractual	Intrinsic
	Shares	Price	Fair Value	Term (Yrs)	Value
Outstanding as of December 31, 2010	1,557,768	$0.62	$0.58	4.1	$79,154
Granted	301,875	0.69	0.67		0
Exercised	(398,554)	0.43			(31,914)
Canceled	(107,896)	0.51			(8,160)

Outstanding as of September 30, 2011	1,353,193	$0.70	$0.70	6.1	$39,080

Options exercisable at September 30, 2011	993,693	$0.72	$0.72	4.9	$39,080

As of September 30, 2011, there was $140,948 of total unrecognized compensation cost related to non-vested stock options granted under the Plan, and $26,422 of unrecognized compensation cost related to non-vested restricted stock grants. The compensation cost for stock options will be recognized over a weighted-average period of 1.2 years. The compensation costs of restricted stock will be recognized over a weighted-average period of 0.8 years.
(4)	COMPREHENSIVE INCOME
Total comprehensive income for the three and nine months ended September 30 of 2011 and 2010 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income (loss)	$85,541	$213,818	$(532,349)	$402,673
Unrealized change — pension	0	(29,400)	0	(88,200)
Unrealized change - investments	(1,342)	(25,212)	(11,407)	(29,559)

Total comprehensive income	$84,199	$159,206	$(543,756)	$284,914

(5)	NET INCOME (LOSS) PER SHARE (EPS)

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

Calculations of Earnings (Loss) Per Share

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Basic

Net Income (loss)	$85,541	$213,818	$(532,349)	$402,673

Weighted average common shares outstanding	10,426,311	9,945,611	10,234,239	9,909,703

Net Income (loss) per common share	$0.01	$0.02	$(0.05)	$0.04

Diluted

Net Income (loss)	$85,541	$213,818	$(532,349)	$402,673

Weighted average common shares outstanding	10,426,311	9,945,611	10,234,239	9,909,703
Additional dilutive effect of stock options and warrants after application of treasury stock method	57,080	180,947	0	102,757

Weighted average dilutive shares outstanding	10,483,391	10,126,558	10,234,239	10,012,460

Net Income (loss) per common share assuming full dilution	$0.01	$0.02	$(0.05)	$0.04

There were no dilutive effects of stock options for the nine months ended September 30, 2011 as the effect would have been anti-dilutive due to the net loss incurred for that period.
(6)	INDEMNIFICATION OF CUSTOMERS

Our agreements with customers generally require us to indemnify the customer against claims that our software infringes third party patent, copyright, trademark or other proprietary rights. Such indemnification obligations are generally limited in a variety of industry-standard respects, including our right to replace an infringing product. As of September 30, 2011 we had not experienced any material losses related to these indemnification obligations and no material claims with respect thereto were outstanding. We do not expect significant claims related to these indemnification obligations, and consequently, we have not established any related reserves.

(7)	BENEFIT PLANS

The Company sponsors an employee incentive savings plan under Section 401(k) for all eligible employees. The Company’s contributions to the plan are discretionary. During the first quarter of 2011 and for the year 2011 to date the Company contributed $26,589 to employee’s 401(k) accounts. During the first quarter of 2010, and for the first three quarters of 2010, the Company’s contribution to employee 401(k) accounts totaled $24,644.

The Company also sponsors an unfunded Supplemental Executive Retirement Program (“SERP”), which is a non-qualified plan that provides certain key employees defined pension benefits. Periodic pension expense for the three and nine months ended September 30, 2011 and 2010 consists of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Interest Cost	60,000	161,899	180,000	295,699
Unrealized Actuarial Gain	0	(29,400)	0	(88,200)

Pension Expense	$60,000	$132,499	$180,000	$207,499

The Company paid pension obligations of $376,544 for both the nine months ended September 30, 2011 and the nine months ended September 30, 2010.

The discount rate used in determining the actuarial present value of the projected benefit obligation was 5.0% for the nine months ended September 30, 2011 and 5.5% for the nine months ended September 30, 2010.

The Company maintains life insurance covering certain current and former employees under its Supplemental Executive Retirement Program with the Company named as beneficiary. The Company intends to use the death benefits of these policies, as well as loans against the accumulating cash surrender value of the policies, to fund future pension obligations. The total death benefit associated with these policies is $10.2 million, with an associated accumulated cash surrender value of approximately $3,199,000 at September 30, 2011. The accumulated cash surrender values of these policies at December 31, 2010 was approximately $3,108,000.

The projected pension benefits paid or expected to be paid under this plan are as follows, assuming retirement at age 65 and a life expectancy of 80 — 83 years for all participants:

Period Ending December 31, Unless Stated Otherwise,
Q4 2011	125,514
2012	538,159
2013	558,660
2014	460,526
2015	418,926
2016 - 2020	2,401,241

(8)	ACQUISITION

On June 18, 2010 we acquired the enterprise telecom expense management (TEM) consulting business of privately held Source Loop, LLC, based in Alpharetta, Georgia. The aggregate purchase price paid for those assets was up to $1.5 million, plus the issuance of up to 500,000 shares of Veramark’s common stock. At closing, $300,000 in cash was paid and 100,000 shares of Veramark common stock were issued to the principals of Source Loop. In addition, Source Loop retained $300,000 in accounts receivable and cash on hand prior to the acquisition date, leaving contingent consideration of $900,000 and 400,000 shares of Veramark common stock that could be earned, subject to attaining certain revenue and employee retention parameters through December 31, 2011. Through September 30, 2011 we have paid the Principals of Source Loop $450,000 and issued 100,000 shares of common stock against performance targets for 2010 and 2011 contained in the asset purchase agreement.

As of September 30, 2011, based on management’s projections of actual performance against targets contained in the asset purchase agreement for 2011, the estimated remaining contingent liability is $210,000 in cash and common stock. Under the purchase method of accounting, the remaining contingent stock consideration (300,000 shares) is treated as a financial derivative, and recorded as a liability, as it does not have a fixed settlement provision. This liability will vary in a mark-to-market fashion with the value of the Company’s stock, until the settlement amount is known. Increases in the Company’s stock price will result in an accounting expense, and decreases in the Company’s stock price will be recorded as income.

The unaudited financial information in the table below summarizes the combined results of operations on a pro-forma basis, as if we had acquired Source Loop on January 1, 2010.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Unaudited (In 000s)	2011	2010	2011	2010

Revenue	$3,429	$3,628	$10,062	$10,145

Income (Loss)	$86	$214	$(532)	$367

Earnings Per Share	$0.01	$0.02	$(0.05)	$0.04

(9)	INTANGIBLE ASSETS AND GOODWILL

Under the purchase method of accounting, we allocated the fair value of the total consideration expected to be transferred, to the tangible and identifiable intangible assets acquired from Source Loop based on their estimated fair values on the date of acquisition. The fair values assigned to the identifiable intangible assets were based on estimates and assumptions determined by management. The table below summarizes the fair values assigned to the identifiable intangible assets by asset class at the time of acquisition, and the subsequent amortization through September 30, 2011 of those intangible assets.

Amortization of Intangible Assets Acquired in Source Loop Acquisition
(In 000s except weighted ave life in years)

	Weighted	FMV at	Current	Accumulated	Net Value by
	Avg Life	Acquisition	Year	Amortization	Asset Class
Intangible Asset Class	Years	Date	Amortization	at 9/30/11	at 9/30/11
Customer Contracts	3	$526	$84	$162	$364
Customer Relationships	3	260	54	104	156
Key Employee Agreements	1	177	36	86	91
Other	1	30	7	18	12

Sub-Total Intangibles
Subject to Amoritization	3	993	$181	$370	$623

Goodwill		336

Total Intangible Assets Acquired		$1,329

Expected Future Amoritzation

Intangible Asset Class	Q4 2011	2012	2013	2014	2015
Customer Contracts	$28	$88	$67	$60	$51
Customer Relationships	19	42	31	25	19
Key Employee Agreements	10	42	39	0	0
Other	3	5	3	1	0

Sub-Total Intangibles
Subject to Amoritization	$60	$177	$140	$86	$70

Goodwill represents the excess of the purchase price paid over the fair value of assets acquired. Goodwill is not amortized and is subject to an impairment test conducted in December of each year, or more frequently if a change in circumstances or the occurrence of events indicates that potential impairment exists. Through September 30, 2011, there has been no impairment of goodwill associated with the Source Loop acquisition.
(10)	COMMITMENTS AND CONTINGENCIES
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

•	The lawsuit was dismissed against the Company.

(11)	REVOLVING DEMAND NOTE AGREEMENT

On October 31, 2008, Veramark Technologies, Inc. entered into a Revolving Demand Note Agreement (the “Agreement”), effective as of October 31, 2008, with Manufacturers and Traders Trust Company (the “Bank”) to provide working capital in the ordinary course of business. This Agreement was amended in October 2010 increasing the amount available under the agreement from $400,000 to $750,000. At September 30, 2011, the Company did not have any outstanding balance under this Agreement.

The material terms of the Agreement include:
•	The maximum outstanding principal balance under the Agreement is Seven Hundred Fifty Thousand Dollars ($750,000).
•	Veramark may borrow under the Agreement, from time to time, an amount less than or equal to, but not greater than the available balance.
•	The outstanding principal balance will bear interest at a per annum rate equal to LIBOR rate plus 3.5% with a minimum rate of 4.0%.
•	The Bank may demand payment of the outstanding principal balance at any time.
(12)	TERM NOTE AGREEMENT

On October 29, 2010, the Company entered into an agreement with Manufacturers and Traders Trust Company to provide a three year term loan in the amount of $200,000, the proceeds of which were used to purchase furnishings and fixtures for the Company’s new headquarters facility. The loan bears an interest rate of LIBOR plus 4.0%, with a minimum interest rate of 4.5%. At September 30, 2011, the remaining balance of the term loan was $138,889.

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
Overview
Revenues of $3,429,000 for the quarter ended September 30, 2011 decreased 5% from revenues of $3,628,000 for the same quarter of 2010. For the nine months ended September 30, 2011 revenues of $10,062,000 increased 5% from revenues of $9,577,000 for the first nine months of 2010.
Net income of $86,000, or $0.01 per share for the quarter ended September 30, 2011 compares with a net income of $214,000, or $0.02 per share, for the same quarter of 2010. For the nine months ended September 30, 2011 we have incurred a net loss of $532,000, which includes $863,000 legal and settlement costs expensed in the first and second quarters of 2011 in connection with a patent infringement complaint filed by Asentinel LLC, against Veramark and two other defendants in October 2010. Absent those one- time costs, net income for the nine months ended September 30, 2011 would have been $331,000, or $0.03 per share. For the nine months ended September 30, 2010 we reported net income of $403,000, or $0.04 per share.
Orders booked for the quarter ended September 30, 2011 of $4.9M increased 14% from orders of $4.3 million for the same quarter of 2010, and orders booked of $12.9 million for the nine months ended September 30, 2011 increased 33% from $9.7 million for the first nine months of 2010. Recurring revenues, representing our backlog of orders and services to be provided, and recognized as revenue in future periods, increased 26% from the December 31, 2010 total of $9.6 million, to $12.1 million at September 30, 2011. Of that amount, approximately $7.8 million will be recognized over the next 12 months.
Non-GAAP Financial Measures
Removing the one-time settlement and litigation costs referenced above, net income for the nine months ended September 30, 2011 would have been $331,000, or $0.03 per share, versus $403,000, or $0.04 per share for the first nine months of 2010, as depicted in the table below.

Reconcilation of GAAP Net Income to Non-GAAP Net Income

	Q-1	Q-2	Q-3	Nine Months Ended
Unaudited (In 000s)	2011	2011	2011	September 2011

GAAP Net Income (Loss)	$53	$(671)	$86	$(532)
Legal Expenses	139	224	0	363
Settlement Amount	0	500	0	500

Adjusted Net Income (Non-GAAP)	$192	$53	$86	$331

Fully Diluted EPS (Non-GAAP)	$0.02	$0.00	$0.01	$0.03

	Q-1	Q-2	Q-3	Nine Months Ended
	2010	2010	2010	September 2010

GAAP Net Income	$67	$122	$214	$403

Fully Diluted EPS	$0.01	$0.01	$0.02	$0.04

Revenues
Our revenues are earned by providing Telecom Expense Management (TEM) products and services, which include call accounting, either through the direct sale of licensed software, or under multi-year managed service contracts offered by means of Software as a Service (SaaS). Throughout 2011 we have observed an increasing market preference for the SaaS option. For the three and nine months ended September 30, 2011, revenues from TEM Managed Service contracts increased 16% and 23%, respectively, from the three and nine months ended September 30, 2010. Revenues generated from the direct sale of TEM products and services, including maintenance revenues from our installed base, decreased 11% and 7% for the quarter and nine months ended September 30, 2011, respectively, as compared with the same periods of 2010.
Gross Margin
Gross margin (revenues less cost of revenues) of $2,265,000, or 66% of revenues, for the quarter ended September 30, 2011 decreased $357,000, or 14% from gross margin of $2,622,000, or 72% of revenues, for the same quarter of 2010. For the nine months ended September 30, 2011 gross margin of $6,721,000, representing 67% of revenue decreased 3% from $6,943,000, or 72% of revenues, for the first nine months of 2010. The lower margins reflect the higher percentage of managed service revenues in the overall product mix, as discussed above. Multi-year managed service contracts typically yield lower margins as a percentage of monthly revenues than those earned from the one-time sale of a software license, however, generally return greater revenue and margin dollars over the life of the contact.

Engineering and Software Development Costs
Engineering and software development expenses, net of the capitalization of software development costs, totaled $227,000 for the quarter ended September 30, 2011 and $828,000 for the nine months ended September 30, 2011. For the same three and nine month periods of 2010, net expenses for engineering and software development totaled $385,000 and $1,080,000, respectively. The reduction in year to date expenses is attributable to lower facility costs ($83,000) arising from the move to our new facility in late 2010 and lower compensation costs ($267,000). The chart below summarizes gross engineering and software development expenses, costs capitalized, and the resulting impact on the Company’s Statement of Operations for the three and nine months ended September 30, 2011 and 2010.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Gross expenditures for engineering & software development	$496,000	$652,000	$1,476,000	$1,919,000
Less: Software development costs capitalized	(269,000)	(267,000)	(648,000)	(839,000)

Net expense for engineering and software development	$227,000	$385,000	$828,000	$1,080,000

Selling, General, and Administrative Costs
SG&A expenses of $1,962,000 for the quarter ended September 30, 2011 decreased 4% from the same quarter of 2010. For the nine months ended September 30, 2011 SG&A expenses of $5,604,000 increased 2% from $5,508,000 for the first nine months of 2010. The increase in year to date 2011 expenses from the prior year is due to an expansion of the Company’s direct sales force which added approximately $175,000 to expenses, mostly in the form of compensation. This was partially offset by lower marketing and facility expenses.
Litigation Expense and Settlement Costs
On June 16, 2011 the Company settled a patent litigation complaint brought by Asentinel LLC, which also named CASS Information Systems and AnchorPoint, a division of MTS as defendants, alleging the infringement of two telecom expense management (TEM) patents held by Asentinel. Under the terms of the settlement, the Company agreed to pay Asentinel $500,000 in return for a waiver of all known claims for past infringement of the Asentinel patents, an agreement not to make claims for future infringement of those patents and dismissal of the lawsuit. Of the settlement amount, $250,000 was paid on the date of settlement, with the remaining $250,000 represented by a note payable with a maturity date of June 16, 2012. The entire settlement amount of $500,000 and legal fees of $224,000 pertaining to this action were charged to the Statement of Operations for the quarter ended June 30, 2011. Additionally the Company expensed $139,000 of legal fees associated with this action in the first quarter of 2011.
Liquidity and Capital Resources
Cash and short- term investments totaled $756,000 at September 30, 2011, which compared with a cash and short-term investment position of $1,502,000 at December 31, 2010. For the third quarter of 2011 we generated a positive cash flow of $127,000. Major cash outlays in 2011 have included the patent litigation claim against the Company referred to above, $450,000 attributable to the 2010 acquisition of Source Loop and the repayment of $180,000 borrowed against the Company’s line of credit agreement at December 31, 2010. As of September 30, 2011 we have no outstanding balance against our line of credit agreement, which provides for up to $750,000 of working capital.

Accounts receivable at September 30, 2011 totaled $1,736,000, net of a reserve for bad debts of $26,000. At December 31, 2010 accounts receivable totaled $1,912,000, net of a $33,000 reserve for bad debts. There have been no significant write-offs of customer balances during the first nine months of 2011.
Prepaid expenses of $465,000 at September 30, 2011 increased 58% from the December 31, 2010 total of $294,000. Prepaid expenses consist of payments made prior to the end of the current period for economic benefits to be realized in future periods, including items such as maintenance contracts, business insurances and prepaid commissions. The increase for the nine months ended September 30, 2011 includes increases in the prepaid portions of business insurance ($77,000) and prepaid commissions ($55,000).
Other current assets at September 30, 2011 of $909,000 include $885,000 of funds held by the Company on the behalf of clients utilizing our bill-pay service as a component of their managed TEM agreements. That portion of the asset is offset by a compensating balance in other accrued liabilities.
Capital equipment purchases for the first nine months of 2011 totaled $120,000, which compares to capital purchases of $155,000 for the first nine months of 2010. We do not expect capital outlays in the fourth quarter of 2011 to vary appreciably from that experienced during the first three quarters of the year.
Software development costs capitalized and included on our balance sheet at September 30, 2011 of $2,819,000 have decreased 5% from the December 31, 2010 balance of $2,962,000. For the nine months ended September 30, 2011 we have capitalized $648,000 of development costs while amortizing $791,000 of development costs previously capitalized. For the first nine months of 2010 we had capitalized $839,000 of development costs and amortized $862,000. The amortization of capitalized software costs is charged directly to cost of revenues in the Company’s Statements of Operations.
The intangible asset of $623,000 at September 30, 2011 represents the unamortized portion of the fair market value of assets acquired from Source Loop in June 2010. Those assets continue to perform as expected at the time of acquisition and are currently being amortized at approximately $60,000 per quarter.
Accounts payable of $277,000 has been reduced by $83,000 from the December 31, 2010 balance of $360,000, and $316,000 from the June 30, 2011 balance of $593,000. The decrease in the third quarter of 2011 reflects the payment of legal fees incurred in connection with the patent litigation discussed above.
Deferred revenues of $4,517,000 have increased $266,000 for the first nine months of 2011 from the December 31, 2010 balance of $4,251,000. Deferred revenues are a component of total embedded revenues referred to in the overview section of the report, and represent the unrecognized portion of customer orders for services such as maintenance, training, consulting and installation that will be performed in future periods and recognized as revenues at that time.
The contingent liability of $210,000 at September 30, 2011 reflects management’s current estimate of the remaining consideration to be paid in cash and common stock to the principals of Source Loop, LLC, acquired by Veramark in June 2010. The actual amount ultimately paid is dependent upon the achievement of specific revenue goals for 2011 contained in the asset purchase agreement governing the transaction. During July of 2011, $150,000 was paid based upon specific employee retention goals specified in that agreement.

Short term debt of $317,000 at September 30, 2011 includes the current portion ($67,000) due on a three year term loan, the proceeds of which were used to purchase furnishings and fixtures for the Company’s new headquarters facility and the $250,000 note due Asentinel in June 2012 in connection with the patent litigation settlement.
Long- term debt of $177,000 includes the non-current portion of the term loan referenced above ($72,000) and a long-term rent liability ($105,000) associated with the lease of our current facility, which provided a five month rent-free period at the inception of the lease. Accounting rules require that our balance sheet include a liability over the term of the lease (7 years) equal to the difference between the amount of rent expense recorded and the amount of rent paid through the reporting period.
Stockholders’ equity of $108,000 at September 30, 2011 decreased from stockholders equity of $442,000 at December 31, 2010 as a result of the loss incurred for the first nine months of 2011. During 2011 employees of the Company have exercised 398,554 stock options and purchased 24,342 shares of common stock through the Company’s Employee Stock Purchase Plan.
It is management’s opinion that given the current cash and investment position, a fully available credit line, as well as access to other sources of capital, that more than sufficient financial resources exist to fully fund operations and strategic initiatives for the next twelve months and beyond.

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

•
In September 2011, the FASB issued Accounting Standards Update No. 2011-08, topic 350, Intangibles — Goodwill and Other, to simplify how entities test goodwill for impairment. The amendments in the Update permit an entity to first assess qualitative factors to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The amendments in this Update are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company does not expect this update to have a material effect on the Company’s financial statements.

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
On October 29, 2010 the Company entered into an agreement with Manufacturers and Traders Trust Company to provide a three year term note in the amount of $200,000, the proceeds of which were used to purchase furnishings and fixtures for the Company’s new headquarters facility. The loan bears an interest rate of LIBOR plus 4.0%, with a minimum interest rate of 4.5%. At September 30, 2011 the remaining balance of the term loan was $138,889.

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
•
The Company agreed to pay Asentinel $500,000. Of that amount $250,000 was paid upon execution of the agreement and $250,000 is payable, without interest on June 16, 2012, and is represented by the Company’s promissory note

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

10.5	*	2008 Employee Stock Purchase Plan (incorporated by reference to Exhibit F to the Company’s Proxy Statement for its 2008 Annual Meeting of Shareholders filed on April 29, 2008)

10.6	*
Amended Salary Continuation Agreement dated as of October 10, 2008 by and between the Company and Ronald C. Lundy (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 17, 2008)

10.7	*
Form of 2008 Employee Stock Purchase Plan Enrollment Agreement (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (File No. 333-155286) filed on November 12, 2008)

10.8	*
2010 Bonus Compensation Plan dated as of March 1, 2010 by and between the Company and Anthony C. Mazzullo (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 5, 2010)

10.9	*	2010 Incentive Plan for Management and Key Employees (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 5, 2010)

10.10
Asset Purchase Agreement dated as of June 15, 2010 among the Company, Source Loop, LLC, a Delaware limited liability company, and Joseph Foster, Christopher Lee, Daren Moore, and Roberto Morson, who are all of the members of Source Loop, LLC (incorporated by reference to exhibit 2.1 to the Company’s Current Report on Form 8-K filed August 31, 2010)

10.11	*
Employment Agreement dated as of January 1, 2011 by and between the Company and Anthony C. Mazzullo (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on form 8-K filed on January 27, 2011)

10.12	*	2011 Incentive Plan for Management and Key Employees (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 8, 2011)

10.13	*
Amendment to Employee Agreement between Josh Bouk and the Company, dated March 31, 2011 (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q filed on August 12, 2011)

10.14	*
Amendment to Employee Agreement between Thomas McAlees and the Company, dated March 31, 2011 (incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q filed on August 12, 2011)

10.15
Nonexclusive Patent License and Settlement Agreement between Asentinel LLC and the Company, dated June 16, 2011 (incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q filed on August 12, 2011)

10.16		Promissory Note between Asentinel LLC and the Company, dated June 16, 2011. (incorporated by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q filed on August 12, 2011)

14		Code of Business Conduct and Ethics (incorporated by reference to Exhibit E to the Company’s Proxy Statement for its 2011 Annual Meeting of Shareholders filed on April 14, 2011)

31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement
(c)	Schedules required to be filed by Regulation S-X

none
All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
VERAMARK TECHNOLOGIES, INC.
REGISTRANT
Date: November 10, 2011

/s/ Anthony C. Mazzullo Anthony C. Mazzullo
President and CEO
Date: November 10, 2011

/s/ Ronald C. Lundy Ronald C. Lundy
Vice President of Finance and CFO