Form 10-K
period 2011-12-31
VERAMARK TECHNOLOGIES INC
filed 2012-03-26
CIK 747605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2011

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

Common Stock, $.10 Par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☐    NO  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     YES   ☒     NO   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2011 was $4,636,089.

The number of shares of Common Stock, $.10 par value, outstanding on February 28, 2012 was 10,616,771.

DOCUMENTS INCORPORATED BY REFERENCE

PART I -		None

PART II -		None

PART III -	Item 10	Portions of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held May 16, 2012, under the headings “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance.”	56

	Item 11	Portions of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held May 16, 2012, under the heading “Executive Compensation.”	56

	Item 12	The tables contained in portions of the information under the headings of “Election of Directors” and “Stock Options” of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held May 16, 2012.	57

	Item 13	Portions of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held May 16, 2012, under the heading “Certain Relationships and Related Transactions.”	57

	Item 14	Portions of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held May 16, 2012, under the heading “Audit Fees and Services.”	58

FORWARD-LOOKING STATEMENTS

In addition to historical information, certain sections of this Form 10-K may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Act”) that discuss the Company’s beliefs, expectations or intentions or those pertaining to the Company’s operations, markets, products, services, price and performance. Forward-looking statements and the success of the Company, generally involve numerous risks and uncertainties such as trends of the economy, including interest rates, income tax laws, governmental regulations, legislation and those risk factors discussed elsewhere in this report and the Company’s filings under the Act. The Company cannot guarantee that any forward-looking statement will be accurate, although the Company believes that it has been reasonable in its expectations and assumptions. Forward-looking statements are subject to the risks identified in “Risk Factors” and elsewhere in this report. Readers are cautioned not to place undue reliance on forward-looking statements and are advised to review the risks identified in “Risk Factors” and elsewhere in this report. The Company has no obligation to update forward-looking statements.

PART I

Item 1	Business

Veramark is a global provider of innovative cost management solutions that help enterprises reduce operational expenses associated with their mobile and fixed communications networks and ensure that these networks are used appropriately. Veramark solutions for Telecom Expense Management (TEM), which include wireline and wireless call accounting solutions, help organizations drive down costs by addressing unused services, identifying billing errors, and optimizing programs for mobile, voice and data communications. Veramark solutions enable enterprises to spend less for the telecom services they need to support their business.

Veramark TEM solutions combine technology and services to meet the specific needs of each customer.

•

Our TEM Services range from hosting our VeraSMART TEM-enabling technology in support of a customer’s internal procure-to-pay process, to the outsourcing to Veramark of a customer’s entire telecom expense management program, including invoice and dispute, contracts and sourcing, usage and inventory, ordering and procurement, and help desk.

•

Our Professional Services experts evaluate telecom environments and design solutions based on industry benchmarks and best practices. They leverage proprietary technology and insight gained through years of experience to help customers negotiate better contracts, audit invoices, evaluate new technology, and improve procure-to-pay processes. Deliverables include recommendations for TEM lifecycle solutions that will enable permanent process improvements and enhance the bottom line.

•

VeraSMART, our integrated, scalable software platform, enables TEM lifecycle management of wireless and wireline usage (including call accounting), inventory, invoices and disputes, sourcing and contracts, and ordering and provisioning. VeraSMART improves the productivity of the team responsible for the procure-to-pay process and provides visibility to usage, charges, and contracts to maximize services and minimize expenses. VeraSMART powers all our TEM services.

Veramark solutions are available as on-premise software deployments, hosted Software-as-a-Service (SaaS), and Business Process Outsourcing (BPO), allowing customers to optimally utilize both in-house and Veramark resources to manage the expenses associated with their telecom services and infrastructure.

Veramark market position at a glance:

•	Managed Services for the entire procure-to-pay lifecycle, as well as help desk services, up to and including full Business Process Outsourcing.

•	VeraSMART, a highly configurable, full-featured platform for lifecycle management of telecom expenses and related business processes .

•	Thousands of active customers ranging from small businesses to global enterprises, US national commercial enterprises, educational institutions, and government agencies.

•	An on-shore (domestic) delivery and support model that delivers responsive, high quality customer service.

•

A Professional Services team that delivers high-value, one-time engagements – including audit, sourcing, benchmarking, operational assessment and network optimization – which gain the confidence of customers and create opportunities for multi-year TEM programs.

•	Continual investment in innovation and R&D has positioned VeraSMART as one of the market-leading platforms for enabling TEM processes

•	Extensive training, implementation, and customer support services, to provide comprehensive solutions for every deployment approach

•	One of the few public companies in TEM, offering customers internal controls, transparency, and financial stability.

Veramark software and services are developed and delivered by Veramark employees based in our Rochester, NY and Alpharetta, GA offices. Veramark sells and markets its products and services directly and through distribution channels, and maintains relationships with many top telecommunications service and equipment providers including: AT&T Inc., Avaya® and Cisco®.

Services and Products

TEM Services

Veramark’s TEM Services include a range of programs for helping customers reduce expenses and manage procure-to-pay processes. Veramark customers may outsource to Veramark any or all of their TEM processes. Veramark will typically charge a monthly subscription fee and may include success fees for achieving agreed upon levels of savings. Customers gain access to our TEM expertise and the VeraSMART TEM software platform. Our TEM Service customers typically have Web access to their VeraSMART system to monitor performance, control process workflows, and generate reports as desired.

TEM processes that can be outsourced to Veramark include:

•

Invoice loading — Veramark can consolidate the customer’s wireless and wireline invoices, convert paper invoices to e-Bills, and load invoices into the VeraSMART system. Compared to manual methods, our invoice loading service can dramatically reduce labor costs and processing time.

•

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

•

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

•

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

•

Ordering and provisioning — Veramark’s Ordering and Provision service can help customers reduce off-contract orders and meet their Minimum Annual Revenue Commitment (MARC) contract requirements. TEM Managed Services can manage orders using an automated workflow that optimizes transaction speed and accuracy.

•

Mobile device management — Veramark offers a comprehensive suite of services to help customers manage their mobile devices and reduce wireless expenses. Our in-house mobile device management team will order, provision, and stage mobile devices; configure applications and set up email accounts; optimize service plans and pools; manage invoices, disputes, usage, and sourcing; and provide advanced help desk services.

•

Help desk — Veramark offers help desk services for support of voice, data and wireless networks and equipment. Customers may outsource these services and have Veramark staff handle calls from users. Our U.S. based help desk team is trained to assist callers with a wide range of tasks and repairs associated with wireline and wireless communications. Help desk services can help customers reduce the costs associated with serving internal users.

Professional Services

Veramark Professional Services offer customers one-time programs for assessing, benchmarking and improving upon inefficiencies in their sourcing and bill processing environments. The Veramark Telecom Cost EliminationTM (TCE) Program bundles sourcing, contract negotiations, benchmarking and audit into a comprehensive program to identify opportunities to reduce costs, improve process and recover credits on past payments. The TCE Program can be an efficient approach, with programs typically completed within eight weeks from the start date.

Components of the TCE Program may be contracted individually and includes the following services:

•	Sourcing — Assist customers with carrier selection, carrier contracts, and contract negotiations to help reduce contract rates

•	Benchmarking — Utilize proprietary benchmark data to help customers compare their historical costs with market averages to help them negotiate fair rates and terms in carrier contracts

•

Network optimization — Evaluate existing networks and services to identify opportunities to consolidate resources and apply new technology that could help reduce the operational expenses without sacrificing services

•	Operational assessments — Assess the current environment and identify opportunities to improve the overall value received (costs as compared with quality of services)

VeraSMART TEM Software

VeraSMART is a key component of Veramark’s TEM lifecycle solutions. VeraSMART provides support of transactional processes and creates visibility into telecom usage and spend. VeraSMART enables TEM best practices by automating many functions associated with enterprise telecom contract management, invoice processing and auditing, inventory and asset management, dispute management, call accounting, reporting, and data analytic dashboards. VeraSMART can be deployed as part of an outsourced, hosted or licensed solution. With unlimited scalability, VeraSMART can meet the TEM demands of the largest enterprises.

VeraSMART enables the full range of TEM lifecycle best practices:

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

•

Process automation — VeraSMART’s workflow engine can be configured to support our customers’ unique TEM-related business process requirements to help to boost productivity, reduce errors, and reduce operating costs.

•

Analysis and reporting — VeraSMART’s management dashboards, reports, and exportable data views let our customers analyze, visualize, understand, and share their TEM data in ways that match their business needs.

VeraSMART Call Accounting Software

VeraSMART Call Accounting is part of the VeraSMART TEM Suite. Many Veramark customers utilize VeraSMART Call Accounting as a standalone solution to manage their telecom usage. Customers can seamlessly add other VeraSMART components to expand their capabilities as their business needs change and grow.

VeraSMART Call Accounting gives organizations visibility into managing their wireline usage and costs. Compatible with all current telecommunications technologies such as TDM, IP, and hybrid networks, VeraSMART Call Accounting makes it easy to analyze and report on call detail records (CDRs) collected from VOIP/PBX switches and other network sources, perform inbound and outbound traffic analysis, identify toll fraud and abuse, and calculate and assign charges to extensions, personnel, or other user-defined billing numbers. Configurable dashboards and reports enable customers to monitor usage at a glance and deliver information to individuals throughout the organization. VeraSMART Call Accounting scales easily to serve tens of thousands of extensions at hundreds of sites and offers a wide variety of optional capabilities to reduce spend and improve productivity.

Veramark has been the primary call accounting OEM provider to Avaya since 1984, and our eCAS brand is widely recognized in the Avaya market. We continue to use the eCAS brand on our Avaya OEM call accounting software to leverage the customer recognition and brand loyalty that we have established in the Avaya channel over the last 27 years. (Other than brand, VeraSMART Call Accounting and VeraSMART eCAS Call Accounting are identical software products.)

Veramark continues to develop complimentary distribution channels including resellers of CISCO and other telecommunications equipment and services. In addition, Veramark will sell direct to the customer if appropriate, particularly if the Call Accounting capabilities are being purchased in a bundle with other VeraSMART TEM capabilities and Veramark TEM services.

VeraSMART Wireless Call Accounting

With the explosion in the business use of smart phones, tablets, and other wireless devices, enterprises are under pressure to control wireless usage and improve service-to-cost performance. VeraSMART Wireless Call Accounting lets them bring that portion of their telecom expense under management.

VeraSMART Wireless Call Accounting can be used as a standalone application or easily added to VeraSMART Call Accounting (or VeraSMART eCAS Call Accounting) to provide a consolidated view of all wireless and wireline usage and spend.

VeraSMART Wireless Call Accounting features the same user-friendly interface and many of the same capabilities as VeraSMART Call Accounting, and also offers the following:

•

Savings analysis of every invoice — Electronic invoices can be loaded directly into the system and automatically analyzed for potential savings. VeraSMART Wireless Call Accounting automatically performs 20 checks on each wireless invoice for savings opportunities.

•

Wireless expense chargeback — VeraSMART’s ability to model the organization structure makes it easy to assign wireless devices to personnel so their monthly charges can be charged back to the appropriate cost center.

•

Configurable usage and exception reports — Includes reports to monitor specific types of calls, manage employee productivity, identify abuse and misuse. In combined wireless/wireline systems, reports can be configured to reflect both PBX and wireless activity.

•

Interactive analytics for instant access to data — Dashboards provide instant access to data such as longest calls, usage trends for voice, data, texting, and wireless invoice costs, allowing users to drill down to the details.

Personal Call Identification

VeraSMART PCI can be added to a VeraSMART Call Accounting (wireless/wireline) system to track business vs. personal usage, classify costs, and help the organization avoid paying for calls that are not business-related. VeraSMART is easy to use; VeraSMART users simply log on to their PCI page and classify their calls as “B” for business or “P” for personal. The system tallies the cost of the personal calls as the employee identifies them.

VeraSMART PCI has a streamlined interface and easy-to-use features designed for end-user self-service:

•	Highlights all new phone numbers — wireless and wireline — that need to classified

•	Links to the date, time and duration of all calls placed to or received from each number

•	Users can assign “nicknames” to numbers

•	Users can search the Web for information on numbers without ever leaving PCI

•	Includes administration tools for monitoring and reporting

Administrators can quickly identify all outstanding unclassified numbers and email reminder notifications to the responsible employees. They can also generate reports listing cost and duration of personal calls by employee and distribute these reports to specified cost centers.

Software Maintenance

Veramark prov ides software support and maintenance for an annual fee. Software support and maintenance includes post-warranty support via telephone or modem, as well as new software service pack releases. Initial annual fees for maintenance range from 15% – 20% of the original software license fee, depending upon the level of service defined in the customer Service level Agreement.

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

Marketing initiatives include a blend of cohesive online and offline programs. Veramark marketing manages new product marketing launch activities, public relations, webinars and seminars, reference programs, customer satisfaction programs, sponsorship of industry and channel conferences, advertising, newsletters, email and Web marketing programs, social marketing, social responsibility programs, channel marketing programs, and other programs. Veramark marketing actively seeks speaking engagements, develops customer case studies, and publishes white papers and by-lined articles.

Backlog

At December 31, 2011, Veramark had a backlog of approximately $12.6 million of which approximately $7.6 million is expected to be recognized as revenue during 2012. Backlog as of December 31, 2010 was $9.6 million. The Company’s policy is to accept orders only upon receipt of purchase orders, or the equivalent thereof.

Employees

As of February 28, 2012 Veramark employed 110 full-time personnel. Veramark’s employees are not represented by any labor unions.

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

Changing Market

Veramark serves the highly dynamic telecommunications market characterized by continuous technological enhancements and choices that affect the costs incurred versus benefit received by our customers. Veramark staff must remain current otherwise the quality and value of our services could be diminished and competition could offer better value. The failure to remain current could have a material adverse effect on Veramark’s business and results of operations.

Access to Capital

Veramark may not have the access to the capital necessary to maintain a competitive software product, to hire the experienced staff, to fund growth or to fund acquisitions. This could cause Veramark to fall behind market growth rates and have an adverse effect on Veramark’s business.

A Failure of our Information Technology systems could materially Adversely Affect our Business.

A failure or prolonged interruption in our information technology systems that compromises our ability to meet our customers’ needs, or impairs our ability to record, process and report accurate information to the SEC could have a material adverse effect on our financial condition.

A Breach of our Cyber Security Systems Could Materially Adversely Affect Our Business.

A breach that compromises proprietary customer data, our ability to meet our customers’ needs or impairs our ability to record, process and report accurate information could have a material adverse effect on our financial condition.

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

The Company’s principal headquarters facility is located in a one-story building in Rochester, New York. Veramark presently leases approximately 24,000 square feet of the building, which was constructed in 2010. The Company began occupancy of this facility in September 2010. The term of the Rochester lease expires on March 31, 2018.

The Company has an office located in Alpharetta, Georgia, where it leases approximately 2,800 square feet of a one-story building. The Alpharetta lease expired on February 29, 2012. The Company intends to maintain a presence in Georgia, and will continue to lease the existing space on a quarter to quarter basis beyond the lease expiration date, as it explores alternatives.

Item 3	Legal Proceedings

On June 16, 2011 the Company entered into a Nonexclusive Patent License and settlement agreement relating to an action brought by Asentinel LLC, against Veramark, AnchorPoint—a division of MTS, and CASS Information Systems, alleging infringement of two patents held by Asentinel concerning systems and methods for identifying and processing billing exceptions in telecommunications invoices.

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

•	The lawsuit was dismissed against the Company.

As of the date of this report, there were no other legal proceedings.

Item 4	Mine Safety Disclosures

Not Applicable.

PART II

Item 5	Market for the Registrant’s Common Stock and Related Stockholder Matters

Veramark Common Stock, $0.10 par value (symbol: VERA), is an Over-The-Counter (OTC) equity security. Effective February 22, 2011, VERA was quoted on the OTCQB market tier. The quotations below reflect inter-dealer prices that do not include retail markups, markdowns or commissions and may not represent actual transactions.

Quarters Ended

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	31-Mar		30-Jun		30-Sep		31-Dec
	High	Low	High	Low	High	Low	High	Low
2011	$0.95	$0.62	$0.98	$0.60	$0.70	$0.41	$0.56	$0.37
2010	$0.50	$0.25	$0.65	$0.30	$0.78	$0.32	$0.80	$0.51

As of March 19, 2012, there were approximately 500 holders of record of the Company’s Common Stock and approximately 1,200 additional beneficial holders.

Item 7	Management’s Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

Management’s Discussion and Analysis contains statements that are forward-looking. Such statements are identified by the use of words like “plans,” “expects,” “intends,” “believes,” “seeks.” “attempts,” “will,” “anticipates,” “estimates” and other words of similar meaning in conjunction with, among other things, discussions of future operations, financial performance, the Company’s strategy for growth, product development, regulatory approvals, market position and expenditures. Forward-looking statements are based on management’s expectations as of the date of this report. The Company cannot guarantee that any forward-looking statement will be accurate, although the Company believes that it has been reasonable in its expectations and assumptions. Forward-looking statements are subject to the risks identified in “Risk Factors” and elsewhere in this report. Readers are cautioned not to place undue reliance on forward looking statements and are advised to review the risks identified in “Risk Factors” and elsewhere in this report. The Company has no obligation to update forward-looking statements.

2011 Compared with 2010

Overview

Revenue of $3,876,000 for the quarter ended December 31, 2011 increased 8% from revenue of $3,588,000 for the same quarter of 2010 and represented the highest fourth quarter revenues since 1999. Revenues for the full year ended December 31, 2011 totaled $13,938,000, an increase of 6% from revenues of $13,165,000 for the year ended December 31, 2010.

Two separate non-operational events impacted quarterly and annual reported net income for the year ended December 31, 2011.

•

A second quarter charge against income of $863,000 for legal and settlement charges associated with a patent infringement lawsuit filed against the Company and two other defendants in 2010 by Asentinel LLC. The lawsuit alleged infringement of two patents dealing with systems and methods for identifying and processing billing exceptions in telecommunications invoices. As part of a settlement agreement reached with Asentinel in June 2011, the lawsuit was dismissed.

•

A non-cash fourth quarter charge against income of $912,000 to reflect a change in accounting policy relating to the recognition of gains or losses associated with the Company’s Supplemental Executive Retirement Plan. This change in accounting treatment will record the effects of changes in discount rates and actuarial assumptions to our Statement of Operations in the year incurred or realized, rather than deferring portions of those gains or losses to future periods.

As a result of the change in accounting policy, we reported a net loss of $687,000, or $0.07 per share, for the fourth quarter of 2011 and a loss of $1,220,000, or $0.12 per share, for the year ended December 31, 2011. Absent those charges referenced above, we would have reported net income of $224,000 for the fourth quarter of 2011 and net income of $555,000 for the year ended December 31, 2011, or $0.02 and $0.05 per share respectively. In 2010, retrospectively applying the effects the change in accounting treatment for pension costs, we incurred a net loss of $213,000 in the fourth quarter of 2010 and a net income of $190,000, or $0.02 per share, for the full year ended December 31, 2010.

Orders received during the fourth quarter of 2011 totaled $4.4 million, increasing total orders booked for the year ended December 31, 2011 to $17.3 million, an increase of 25% from orders received of $13.8 million for the year ended December 31, 2010. As a result, our backlog of future recurring revenues entering 2012 increased 32% from $9.6 million at December 31, 2010 to approximately $12.6 million at December 31, 2011. Approximately $7.6 million of that backlog is expected to be recognized as revenue during 2012.

Non-GAAP Financial Measures (UNAUDITED)

The below chart removes the effect of the non- recurring charges referenced above on reported net income, operating expenses, net income and earnings (loss) per share.

For the year ended December 31, 2011

	September 30,	September 30,	September 30,	September 30,	September 30,
	Q-1	Q-2	Q-3	Q-4	Total
	2011	2011	2011	2011	2011
GAAP Net Income (Loss)	53	(671)	86	(688)	(1,220)
Add: Legal Expenses	139	224	0	0	363
Add: Settlement Charges	0	500	0	0	500
Add: Change in Accouting Treatment	0	0	0	912	912

Adjusted Net Income (Non-GAAP)	192	53	86	224	555

Fully Diluted EPS (GAAP)	0.01	(0.07)	0.01	(0.07)	(0.12)

Fully Diluted EPS (Non-GAAP)	0.02	0.00	0.01	0.02	0.05

For the Year ended December 31, 2010

	September 30,	September 30,	September 30,	September 30,	September 30,
	Q-1	Q-2	Q-3	Q-4	Total
	2010	2010	2010	2010	2010
GAAP Net Income (Loss)	67	122	214	(213)	190
Add: Change in Accouting Treatment	0	0	0	421	421

Adjusted Net Income (Non-GAAP)	67	122	214	208	611

Fully Diluted EPS (GAAP)	0.01	0.01	0.02	(0.02)	0.02

Fully Diluted EPS (Non-GAAP)	0.01	0.01	0.02	0.02	0.06

Revenues

The Company earns its revenues providing Telecom Expense Management (TEM) products and services, including call accounting, through the direct sale of licensed software, or under multi –year managed service contracts offered by means of Software as a Service (SaaS). For the fourth quarter and full year ended December 31, 2011 revenues from TEM managed service contracts, and related professional services, increased 10% and 24% respectively, from revenues for the fourth quarter and year ended December 31, 2010. Revenues earned from the sale of licensed TEM software and associated services in the fourth quarter increased 6% from the same quarter of 2010, but decreased 4% for the year ended December 31, 2011 from 2010 results.

Cost of Revenues

Gross margin (revenues less cost of revenues) of $2,673,000 for the quarter ended December 31, 2011 increased 6% from gross margin of $2,516,000 for the fourth quarter of 2010. For the full year ended December 31, 2011 gross margin of $9,394,000, or 67% of revenues, decreased 1 % from gross margin of $9,459,000, or 72% of revenues, for the year ended December 31, 2010. The decrease in 2011 gross margins from the prior year reflects a higher mix of 2011 revenues being derived from multi-year managed service contracts than 2010. These contracts yield lower margins as a percentage of monthly revenues than those earned from the direct sale of licensed products, but generally return greater revenues and margin dollars over the life of the contract.

Engineering and Software Development Costs

Engineering and software development costs of $323,000 for the fourth quarter of 2011, net of the capitalization of software development costs, increased 3% from net expense of $314,000 the fourth quarter of 2010. For the full year ended December 31, 2011, engineering and software development costs decreased 17% from $1,394,000 for the year ended December 31, 2010 to $1,151,000 for the year ended December 31, 2011. The reduction in net expense reflects lower payroll and facility costs in 2011 as compared with 2010. The chart summarizes gross expenses for engineering and software development, development costs capitalized, and the net expense for engineering and software charged to the Company’s Statements of Operations for years ended December 31, 2011 and 2010.

	September 30,	September 30,
	2011	2010

Gross expenditures for engineering & software development	$1,962,000	$2,530,000
Less: Software development costs capitalized	(811,000)	(1,136,000)

Net expense for engineering and software development	$1,151,000	$1,394,000

Selling, General and Administrative Expenses

Selling general and administrative (SG&A) expenses totaled $3,048,000 for the fourth quarter of 2011 and $8,652,000 for the full year ended December 31, 2011. This represents increases of 26% and 9%, respectively from expenses level of $2,417,000 for the fourth quarter of 2010 and $7,925,000 for the year ended December 31, 2010. The increase in SG&A expenses for 2011 versus 2010 includes $427,000 of additional pension expense from the prior year, and an expansion of the Company’s direct sales force which increased payroll, commission and travel costs by approximately $360,000. Expenses for marketing, support and administrative expenses decreased by approximately $115,000 in total in 2011 as compared with the prior year.

Litigation Expense and Settlement Costs

On June 16, 2011 the Company settled a patent litigation complaint brought by Asentinel LLC, which also named CASS Information Systems and AnchorPoint, a division of MTS, as defendants, alleging the infringement of two telecom expense management (TEM) patents held by Asentinel. Under the terms of the settlement, the Company agreed to pay Asentinel $500,000 in return for a waiver of all known claims for past infringement of the Asentinel patents, an agreement not to make claims for future infringement of those patents and dismissal of the lawsuit. Of the settlement amount, $250,000 was paid on the date of settlement, with the remaining $250,000 represented by a non-interest bearing note payable with a maturity date of June 16, 2012. The entire settlement amount of $500,000 and legal fees of $224,000 pertaining to this action were charged to the Statement of Operations for the quarter ended June 30, 2011. Additionally the Company expensed $139,000 of legal fees associated with this action in the first quarter of 2011.

2010 Compared with 2009

Overview

Revenues for the fourth quarter of 2010 of $3,588,000 increased 36% from revenues of $2,634,000 for the fourth quarter of 2009. For the twelve months ended December 31, 2010, revenues of $13,165,000 increased $3,019,000, or 30%, from revenues of $10,146,000, for the twelve months ended December 31, 2009. The net loss for the fourth quarter of 2010 totaled $213,000, or $0.02 per share. For the same quarter of 2009, the Company recorded net income of $462,000, or $0.05 per diluted share. Net income of $190,000, or $0.02 per diluted share, for the twelve months ended December 31, 2010 represents an improvement of $799,000 from the net loss of $609,000 incurred for the twelve months ended December 31, 2009.

Orders received during the fourth quarter of 2010 exceeded $4.1 million, increasing total 2010 orders received to $13.8 million, an increase of 21% from orders received of $11.4 million for the twelve months ended December 31, 2009. The backlog of recurring revenues at December 31, 2010, representing the values of orders received, for which the associated product or service will be provided in future periods, increased 28%, from $7.5 million at December 31, 2009 to $9.6 million at December 31, 2010.

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

Cost of Revenues

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

	September 30,	September 30,
	2010	2009

Net Expenditures for Engineering and Software Development	$2,530,000	$2,462,000

Less: Software Development Costs Capitalized	(1,136,000)	(1,312,000)

Net Expenditures for Engineering and Software Development	$1,394,000	$1,150,000

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses of $7,925,000 for the year ended December 31, 2010 increased $1,069,000, or 16%, from SG&A expenses of $6,856,000 for the year ended December 31, 2009. The increase in SG&A expenses was primarily attributable to the acquisition of Source Loop in the second quarter of 2010, which added $391,000 to expenses from the date of acquisition through the end of the year, and an increase of $537,000 in pension expense resulting from changes in actuarial assumptions.

Liquidity and Capital Resources

Our total cash position, consisting of cash in banks plus the value of short –term investments, totaled $841,000 at December 31, 2011. At December 31, 2010 our total cash position was $1,502,000. The decrease in cash position results from $613,000 of legal fees and partial settlement costs paid in connection with the patent litigation complaint filed against the Company in 2010 and ultimately settled in June 2011. Additional 2011 outlays included $450,000 associated with the June 2010 acquisition of Source Loop and the repayment of $180,000 outstanding on our line of credit agreement at December 31, 2010. As of December 31, 2011 we have no outstanding balance on the line of credit agreement which provides for up to $750,000 of working capital. The cash outflows discussed occurred primarily during the first half of 2011 and we have generated positive cash flows for the last two quarters of 2011.

Accounts receivable of $1,711,000 at December 31, 2011 decreased 11% from the December 31, 2010 balance of $1,912,000. There were no significant write-offs of customer accounts during 2011 and the reserve for bad debts has been increased only nominally, from $33,000 at December 31, 2010 to $35,000 at December 31, 2011.

Prepaid expenses increased from $294,000 at December 31, 2010 to $434,000 at December 31, 2011 due to an increase in prepaid commissions and business insurances.

The carrying value of property and equipment, net of accumulated depreciation, at December 31, 2011 totaled $568,000, which compared with net property and equipment of $602,000 at December 31, 2010. During 2011 we purchased $163,000 of capital equipment, down from $482,000 of capital expenditures for 2010 when the Company relocated to its present location. Depreciation expense totaled $197,000 for 2011, down from $203,000 in 2010.

The value of software development costs capitalized and included on our balance sheet at December 31, 2011 of $2,737,000 decreased 8% from the December 31, 2010 value of $2,962,000. During 2011 we capitalized $811,000 of development costs; down from $1,136,000 for 2010. Amortization of previously capitalized costs totaled $1,036,000 in 2011, which compared with amortization expense of $1,081,000 for 2010. Amortization costs are charged to cost of revenues in the company’s Statement of Operations.

Pension assets of $3,320,000 at December 31, 2011 increased from $3,108,000 at December 31, 2010. Pension assets represent the accumulated cash surrender values of company owned life insurance policies, which in conjunction with the death benefits associated with those policies are designed to reimburse the Company for past pension payments. The current death benefit attached to those policies, which are not included on the Company’s balance sheet, total $10.2 million.

At December 31, 2011 we have an intangible asset of $563,000 reflecting the remaining unamortized portion of the fair market values assigned to the assets acquired from Source Loop in 2010. During 2011 we amortized $241,000 of those assets which are charged to SG&A expense in the Statement of Operations. Those acquired assets, which are detailed in note 9 to the financial statements, continue to perform as expected.

Current liabilities of $7,306,000 at December 31, 2011 decreased $36,000 from the December 31, 2010 total of $7,342,000 with accounts payable decreasing $59,000 from a year ago and accrued compensation increasing by $74,000. The increase in accrued compensation reflects primarily an increase in staffing level from a year ago.

Deferred revenues increased from $4,251,000 at December 31, 2010 to $4,276,000 at December 31, 2011. Deferred revenues form a component of the recurring revenues referred to in the overview section of this report , and represent the unrecognized portion of customer orders for services such as maintenance, training, consulting , and installation that will be performed in future periods and recognized as revenue at that time. A significant portion of the current deferred revenues will be recognized as revenue during 2012.

The contingent liability of $141,000 at December 31, 2011 is the remaining cash consideration to be paid to the principals of Source Loop, acquired in June 2010, based upon revenue targets contained in the asset purchase agreement governing the transaction. That payment was made in February 2012.

Short-term debt of $317,000 at December 31, 2011 consists of the current portion of our term loan with a local bank ($66,667) and a note payable of $250,000 due in June 2012 as the final installment of the settlement agreement of the patent litigation lawsuit.

Other current liabilities of $992,000 at December 31, 2011 include $854,000 of funds held on behalf of clients who have selected the bill- pay option of our TEM suite of services. This amount is offset by an identical balance in other current assets.

The long–term debt at December 31, 2011 represents the long term portion of the term note referenced above ($56,000) and the other long term liability consists of a prepaid rent liability of $103,000. Accounting rules require that rent expense for operating leases with rent-free periods be accounted for on a straight line basis over the lease term, including the related rent-free period. Our financial statements will therefore, include a lease liability during the term of our current facility lease, which at the end of each reporting period, will represent the difference between the amount of rent expense recognized, and the amount of rent paid through the reporting period.

Long–term pension obligations at December 31, 2011 of $5,535,000 increased 13% from December 31, 2010 due to changes in the underlying actuarial assumptions. In 2008 the Company suspended any future growth in pension benefits or participation in the plan. Future obligations are expected to be funded utilizing the accumulated cash surrender values and death benefits from a series of Company –owned life insurance contracts. The current cash surrender values of those policies of $3,320,000 are included in the Company’s Balance Sheet under the caption Pension Assets. The corresponding death benefits attached to those policies of $10.2 million are not included in the Company’s Balance Sheet.

Stockholder’s Equity of a negative $493,000 at December 31, 2011 declined from $442,000 a year ago due to the net loss incurred for 2011. During 2011, employees and former employees exercised approximately 399,000 stock options and purchased approximately 56,000 shares of common stock pursuant to our Employee Stock Purchase Plan. The Company received $186,000 of proceeds from those employee transactions.

Management has reviewed the current cash and investment positions, access to other sources of capital, and current operating expense and capital requirements and is of the opinion that sufficient resources exist to fully fund operational and strategic initiatives for the next twelve months and beyond.

Off Balance Sheet Arrangements

Pension Obligations — The Company sponsors a non-qualified, unfunded, Supplemental Executive Retirement Plan (SERP), which provides certain current and former employees with a defined pension benefit. The SERP is not encumbered by the coverage and benefit restrictions imposed on qualified plans by the IRS. In addition, the Company generally is not required to comply with non-discrimination rules imposed on qualified plans under ERISA. In 2008, the Company suspended any future growth in pension benefits or participation in the plan.

Unfunded means that the Company is not required to set aside any particular assets to satisfy its SERP liabilities. Accordingly any assets the Company may have available to satisfy SERP liabilities are subject to claims by the Company’s creditors.

Recovery of 100% of projected SERP costs is designed through a program of Company-owned life insurance (COLI). Recovery for the imputed time value of the money, plus all costs associated with the COLI premium payments, and benefit obligations, are included in this program. The Company currently owns 14 separate life insurance contracts on selected current and former employees, not all of whom will ultimately qualify for participation in the plan. The cumulative death benefit attached to these policies is $10.2 million and is not included in the Company’s Consolidated Balance Sheet as of December 31, 2011.

The cash surrender values of these policies at December 31, 2011 totaled approximately $3,320,000 and are included in the Company’s consolidated balance sheets under the caption of “Pension Assets.”

The projected future pension benefits expected to be paid under this plan are as follows, assuming retirement at age 65 and life expectations governed by actuarial tables.

September 30,
Year Ending December 31,

2012	$538,159
2013	558,660
2014	460,526
2015	418,926
2016 – 2020	2,401,241

The net present value of all projected pension obligations at December 31, 2011, totals $6,072,000, and is included in the current and long-term liability section of the Company’s balance sheet.

Lease Obligations — The Company leases office facilities, at its Rochester, N.Y. location, under a lease that expires March 31, 2018. The Company also carries a lease obligation for its Alpharetta, Georgia location, which expired on February 29, 2012. The Company intends to maintain a presence in Georgia, and will continue to lease the existing space on a quarter to quarter basis beyond the lease expiration date, as it explores alternatives. Rent expense under all operating leases (exclusive of real estate taxes and other expenses payable under the leases) was approximately $305,000, $426,000, and $410,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

As of December 31, 2011, minimum lease payments are as follows:

September 30,
Year Ending December 31,

2012	$258,383
2013	232,212
2014	244,223
2015	248,226
2016 – 2018	567,660

ASC 840-20, “Operating Leases” stipulates that rent expense for operating leases with rent-free periods or scheduled increases, be accounted for on a straight-line basis over the lease term, including the related rent-free period. As a result, the Company’s financial statements will include a lease liability during the term of the Rochester lease, which at the end of each reporting period, will represent the difference between the amount of rent expense recognized, and the amount of rent paid through the reporting period.

Purchase Commitments — The Company has no purchase commitment contracts in place as of December 31, 2011.

Critical Accounting Policies

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

Sales which constitute a MEA are accounted for by determining whether the elements can be accounted for as separate accounting units, and if so, by applying values to those units, per the hierarchy above. If VSOE is not available, management estimates the fair selling price using historical pricing for similar items, in conjunction with current pricing and discount policies.

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

Capitalization of Software Development — The Company capitalizes software development costs when technological feasibility has been established for the software in accordance with ASC 985-20, “Costs of software to be sold, leased, or marketed”. Such capitalized costs are amortized on a product-by-product basis over their economic life or the ratio of current revenues to current and anticipated revenues from such software, whichever provides the greater amortization. The Company periodically reviews the carrying value of capitalized software development costs and impairments are recognized in the results of operations when the expected future undiscounted operating cash flow derived from the capitalized software is less than its carrying value. Should the Company inaccurately determine when a product reaches technological feasibility or the economic life of a product, results could differ materially from those reported. Veramark uses what it believes are reasonable assumptions and where applicable, established valuation techniques in making its estimates.

Allowance for Doubtful Accounts — The Company maintains allowances for doubtful accounts for estimated losses resulting from the potential inability of its customers to make required payments. Management specifically analyzes accounts receivable, historical bad debts, credit concentrations and customer payment terms when evaluating the adequacy of the allowance for doubtful accounts.

Pension Liability — The Company sponsors an unfunded Supplemental Executive Retirement Program (SERP), which is a nonqualified plan that provides certain employees a defined pension benefit. In order to properly record the net present value of future pension obligations a number of assumptions are required to be made by Company’s management. These assumptions include years of service, life expectancies, and the determination of the proper long-term interest and liability discount rates to be applied to these future obligations.

Should the Company need to alter any of these assumptions, there is the potential for significant adjustments to projected pension liabilities.

During the fourth quarter of 2011, Veramark retrospectively changed its method of accounting for pension and other postretirement benefits. Historically, Veramark has recognized actuarial gains and losses as a component of equity in its consolidated balance sheets on an annual basis. These gains and losses were amortized into operating results generally over the following year. Veramark elected to immediately recognize actuarial gains and losses in its operating results in the year in which the gains and losses occur. This change is intended to improve the transparency of Veramark’s operational performance by recognizing the effects of current economic and interest rate trends on plan assumptions, during the year in which they occur. Accordingly, the financial data for all periods presented has been adjusted to reflect the effect of this accounting change.

Goodwill and Intangibles — Goodwill represents the excess of the purchase price paid over the fair value of assets acquired. Goodwill is not amortized and as per ASC 350-20, is subject to an impairment test conducted on an annual basis, or more frequently if a change in circumstances or the occurrence of events indicates that potential impairment exists. Through December 2011, there has been no impairment of goodwill associated with the Source Loop acquisition.

In determining whether it is necessary to impair intangible assets other than goodwill, the Company follows the guidance provided under ASC 360-10, Property, Plant and Equipment. The Company considers factors such as, but not limited to, estimated useful life, amortization policies, and legal regulations related to the intangible asset. No impairment charges were recorded in 2011, 2010, or 2009.

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

•

In December 2010, the FASB issued Accounting Standards Update No. 2010-28, topic 350, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. For those reporting units with zero or negative carrying value, step 2 of the impairment test is required to be performed, even if step 1 indicates it is not necessary. See below, Accounting Standards Update No. 2011-08, topic 350, Intangibles — Goodwill and Other for additional guidance on this topic. These updates were adopted and incorporated into the current assessment.

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

•

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, topic 820, Fair Value Measurement, to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with United States GAAP and International Financial Reporting Standards. Some of the amendments clarify the Board’s intent about the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. Specifically, the guidance requires additional disclosures for fair value measurements that are based on significant unobservable inputs. The updated guidance is to be applied prospectively and is effective for the Company’s interim and annual periods beginning January 1, 2012. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

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

At December 31, 2011 and 2010 the carrying value of investments approximated fair market value. Investments at December 31, 2011 and 2010 consisted of the following:

	September 30,	September 30,
	2011	2010

Bond Funds	$40,640	$65,875
US Government Securities	121,309	200,087

	$161,949	$265,962

Item 8	Index to Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Veramark Technologies, Inc

We have audited the accompanying balance sheets of Veramark Technologies, Inc as of December 31, 2011 and 2010, and the related statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011. Veramark Technologies, Inc’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Veramark Technologies, Inc as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the Company has elected to change its method of accounting for pension and other post-retirement benefits. All periods have been retroactively restated for this accounting change.

/s/ EFP Rotenberg, LLP

EFP Rotenberg, LLP

Rochester, New York

March 26, 2012

VERAMARK TECHNOLOGIES, INC.

BALANCE SHEETS

DECEMBER 31, 2011 AND 2010

	September 30,	September 30,
	2011	2010
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$679,405	$1,236,375
Investments	161,949	265,962
Accounts receivable, trade (net of allowance for doubtful accounts of $35,000 and $33,000)	1,711,171	1,911,693
Prepaid expenses	434,357	294,090
Other current assets	873,975	290,762

Total current assets	3,860,857	3,998,882

PROPERTY AND EQUIPMENT:
Cost	2,601,535	2,512,162
Less accumulated depreciation	(2,033,766)	(1,909,965)

Property and equipment, net	567,769	602,197

OTHER ASSETS:
Software development costs (net of accumulated amortization of $1,892,938 and $2,245,268)	2,736,572	2,961,617
Pension assets	3,320,073	3,107,952
Intangibles, net	563,000	804,000
Goodwill	336,219	336,219
Deposits and other assets	1,121,738	1,062,152

Total other assets	8,077,602	8,271,940

TOTAL ASSETS	$12,506,228	$12,873,019

The accompanying notes are an integral part of these financial statements.

VERAMARK TECHNOLOGIES, INC.

BALANCE SHEETS

DECEMBER 31, 2011 AND 2010

	September 30,	September 30,
	2011	2010
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$300,878	$360,382
Accrued compensation	740,947	667,062
Deferred revenue	4,276,071	4,250,933
Current portion of pension obligation	538,159	502,059
Other contingent liability	140,828	899,400
Short term debt	316,667	246,667
Other accrued liabilities	992,052	415,459

Total current liabilities	7,305,602	7,341,962

Long-term debt	55,555	122,222
Long-term portion of pension obligation	5,534,531	4,914,757
Other long-term liabilities	103,237	52,333

Total liabilities	12,998,925	12,431,274

STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock, par value, $0.10: shares authorized, 40,000,000; 10,696,996 shares and 10,190,595 shares issued	1,069,699	1,019,059
Additional paid-in capital	22,906,932	22,661,405
Accumulated deficit	(24,091,174)	(22,871,644)
Treasury stock (80,225 shares at cost)	(385,757)	(385,757)
Accumulated other comprehensive income (loss)	7,603	18,682

Total stockholders’ equity (deficit)	(492,697)	441,745

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$12,506,228	$12,873,019

The accompanying notes are an integral part of these financial statements.

VERAMARK TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

	September 30,	September 30,	September 30,
	2011	2010	2009
NET REVENUES
Product Revenues	$1,785,634	$2,214,652	$1,733,216
Service Revenues	12,152,068	10,950,557	8,413,064

Total Net Revenues	13,937,702	13,165,209	10,146,280

COSTS AND OPERATING EXPENSES:
Cost of revenues	4,542,799	3,706,094	2,763,802
Engineering and software development	1,151,031	1,393,716	1,149,629
Selling, general and administrative	8,651,962	7,925,496	6,855,819
Litigation & settlement expenses	862,995	0	0

Total costs and operating expenses	15,208,787	13,025,306	10,769,250

INCOME (LOSS) FROM OPERATIONS	(1,271,085)	139,903	(622,970)

INTEREST INCOME (NET)	51,555	50,196	13,690

INCOME (LOSS) BEFORE INCOME TAXES	(1,219,530)	190,099	(609,280)

INCOME TAXES	0	0	0

NET INCOME (LOSS)	$(1,219,530)	$190,099	$(609,280)

NET INCOME (LOSS) PER SHARE
Basic	$(0.12)	$0.02	$(0.06)

Diluted	$(0.12)	$0.02	$(0.06)

WEIGHTED AVERAGE SHARES OUTSTANDING (BASIC)	10,296,727	9,931,399	9,871,065

WEIGHTED AVERAGE SHARES OUTSTANDING (DILUTED)	10,296,727	10,057,844	9,871,065

The accompanying notes are an integral part of these financial statements.

VERAMARK TECHNOLOGIES, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Common Stock		Additional Paid in	Accumulated	Treasury	Accumulated Comprehensive	Total Stockholders’
	Shares	Par Value	Capital	Deficit	Stock	Income	Equity (Deficit)
BALANCE — December 31, 2008	9,772,729	$985,295	$22,293,688	$(22,452,463)	$(385,757)	$61,011	$501,774

Change in other comprehensive income	—	—	—	—	—	(11,564)	(11,564)
Net loss	—	—	—	(609,280)	—	—	(609,280)

Total comprehensive Income (loss)	—	—	—	(609,280)	—	49,447	(620,844)

Stock purchase plan	76,998	7,700	15,505	—	—	—	23,205
Issuance of restricted stock	99,000	9,900	69,376	—	—	—	79,276
Compensation expenses — stock options	—	—	19,541	—	—	—	19,541

BALANCE — December 31, 2009	9,948,727	$1,002,895	$22,398,110	$(23,061,743)	$(385,757)	$49,447	$2,952

Change in other comprehensive income	—	—	—	—	—	(30,765)	(30,765)
Net income	—	—	—	190,099	—	—	190,099

Total comprehensive Income (loss)	—	—	—	190,099	—	(30,765)	159,334

Stock issued — acquisition	200,000	20,000	101,000	—	—	—	121,000
Stock purchase plan	42,837	4,283	17,849	—	—	—	22,132
Cancellation of restricted stock	(81,194)	(8,119)	107,357	—	—	—	99,238
Compensation expenses — stock options	—	—	37,089	—	—	—	37,089

BALANCE — December 31, 2010	10,110,370	$1,019,059	$22,661,405	$(22,871,644)	$(385,757)	$18,682	$441,745

Change in other comprehensive income	—	—	—	—	—	(11,079)	(11,079)
Net loss	—	—	—	(1,219,530)	—	—	(1,219,530)

Total comprehensive Income (loss)	—	—	—	(1,219,530)	—	(11,079)	(1,230,609)

Stock issued — acquisition	105,000	10,500	33,600	—	—	—	44,100
Stock purchase plan	56,180	5,618	20,058	—	—	—	25,675
Exercise of stock options	398,554	39,855	121,404	—	—	—	161,259
Cancellation of restricted stock	(53,333)	(5,333)	(12,007)	—	—	—	(17,340)
Compensation expenses — stock options	—	—	82,473	—	—	—	82,473

BALANCE — December 31, 2011	10,616,771	$1,069,699	$22,906,932	$(24,091,174)	$(385,757)	$7,603	$(492,697)

The accompanying notes are an integral part of these financial statements.

VERAMARK TECHNOLOGIES, INC.

STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

	September 30,	September 30,	September 30,
	2011	2010	2009
OPERATING ACTIVITIES:
Net Income (Loss)	$(1,219,530)	$190,099	$(609,280)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,474,486	1,472,822	1,408,569
Increase (decrease) in bad debt reserve	2,000	9,000	(6,000)
Change in acquisition liabilities	(264,472)	(20,780)	0
Compensation expense — equity grants	65,133	136,327	98,817
Loss on disposal of fixed assets	316	2,692	1,432
Changes in assets and liabilities:
Accounts receivable	198,522	(605,707)	(261,459)
Prepaid expenses and other current assets	(723,480)	327,515	(632,801)
Pension assets	(212,121)	(112,295)	164,982
Deposits and other assets	(59,586)	(43,563)	(90,005)
Accounts payable	(59,504)	35,178	54,362
Accrued compensation	73,885	209,730	(8,818)
Deferred revenue	25,138	460,077	44,368
Note Payable	250,000	0	0
Other accrued liabilities	576,593	(216,602)	537,107
Prepaid rent liability	50,904	52,333	0
Pension obligation	655,874	217,863	(309,939)

Net cash provided by operating activities	834,158	2,114,689	391,335

INVESTING ACTIVITIES:
Acquisition — cash paid	(450,000)	(300,000)	0
Sale of investments	92,934	160,793	513,247
Additions to property and equipment	(162,980)	(482,435)	(141,303)
Capitalized software development costs	(811,349)	(1,136,074)	(1,312,772)

Net cash used in by investing activities	(1,331,395)	(1,757,716)	(940,828)

FINANCING ACTIVITIES:
Bank borrowing (repayment) — line of credit	(180,000)	180,000	0
Bank borrowing — term loan	(66,667)	188,889	0
Exercise of stock options	161,259	0	0
Employee stock purchase plan	25,675	22,132	23,205

Net cash provided (used) by financing activities	(59,733)	391,021	23,205

NET CHANGE IN CASH AND CASH EQUIVALENTS	(556,970)	747,994	(526,288)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1,236,375	488,381	1,014,669

CASH AND CASH EQUIVALENTS, END OF YEAR	$679,405	$1,236,375	$488,381

SUPPLEMENTAL CASH FLOW INFORMATION
Cash Transactions:
Income taxes paid (refund)	$(8,306)	$(6,620)	$(6,391)
Interest paid	$11,991	$10,946	$1,253

The accompanying notes are an integral part of these financial statements.

VERAMARK TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

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

Investments — The Company records its investments in accordance with ASC 320-10, “Investments- Debt and Equity Securities.” As of December 31, 2011 and 2010, the Company has classified its portfolio as available-for-sale securities. These securities are recorded at fair value, based on quoted market prices in an active market, with net unrealized holding gains and losses reported in stockholders’ equity as accumulated other comprehensive income. At December 31, 2011 and 2010 the carrying value of investments approximated fair market value, and are classified as Level 1 Assets as defined by ASC 820-10, “Fair Value Measurements and Disclosures.”

Investments at December 31, 2011 and 2010 consisted of the following:

	September 30,	September 30,
	2011	2010
Bond Funds	$40,640	$65,875
US Government Securities	121,309	200,087

	$161,949	$265,962

The contractual maturities of the Company’s investments as of December 31, 2011 are primarily due within one year.

Accounts receivable and allowance for doubtful accounts — The Company extends credit to its customers in the normal course of business and collateral is generally not required for trade receivables. Exposure to credit risk is controlled through the use of credit approvals, credit limits and monitoring procedures. Accounts receivable are reported net of an allowance for doubtful accounts. The Company estimates the allowance based on its analysis of specific balances, taking into consideration the age of the past due account and anticipated collections resulting from legal issues. An account is considered past due after thirty (30) days from the invoice date. Based on these factors, there was an allowance for doubtful accounts of $35,000 at December 31, 2011 and $33,000 at December 31, 2010. Changes to the allowance for doubtful accounts are charged to expense and reduced by charge-offs, net of recoveries.

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

The Company’s customers are not concentrated in any specific geographic region, nor in any specific industry. As of December 31, 2011, three customers accounted for approximately $482,000 of the total accounts receivable balance. As of December 31, 2010, three customers accounted for approximately $436,000 of the total accounts receivable balance. The Company performs periodic credit evaluations of its customers’ financial conditions but does not require collateral to support customer receivables. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

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

Other Current Assets at December 31, 2011 and 2010 included $854,456 and $276,163 of funds held by the Company on behalf of two customers for whom we provide bill payment services as a component of their BPO services agreement. This asset is offset by an identical balance in other accrued liabilities.

Property and equipment is recorded at cost and depreciated on a straight-line basis using the following useful lives:

September 30,
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

Long-lived assets — In accordance with ASC 360-10, “Property, Plant and Equipment” the Company tests long-lived assets for recoverability whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No impairment charges were recorded in 2011, 2010, or 2009.

Software development costs meeting recoverability tests are capitalized, under ASC 985-20, “Costs of software to be sold, leased, or marketed” and amortized on a product-by-product basis over their economic life, ranging from three to five years, or the ratio of current revenues to current and anticipated revenues from such software, whichever provides the greater amortization in a particular period. The Company capitalized $811,349, $1,136,074 and $1,312,772 of development costs in 2011, 2010 and 2009 respectively. The Company amortized $1,036,394, $1,080,962 and $1,126,054 of development costs in 2011, 2010 and 2009, respectively. The Company periodically reviews the carrying value of capitalized software development costs and impairments are recognized in the results of operations when the expected future undiscounted operating cash flow derived from the capitalized software is less than its carrying value. No charges for impairment were required in 2011, 2010 or 2009.

Goodwill represents the excess of the purchase price paid over the fair value of assets acquired. Goodwill is not amortized and as per ASC 350-20, is subject to an impairment test conducted on an annual basis, or more frequently if a change in circumstances or the occurrence of events indicates that potential impairment exists. Through December 2011, there has been no impairment of goodwill associated with the Source Loop acquisition.

Intangible Asset Impairment — In determining if it is necessary to impair intangible assets other than goodwill, the Company follows the guidance provided under ASC 360-10, “Property, Plant and Equipment”. The Company considers factors such as, but not limited to, estimated useful life, amortization policies, and legal regulations related to the intangible asset. No impairment charges were recorded in 2011, 2010, or 2009.

Fair Value of Financial Instruments — ASC 825-10, “Fair Value Option” requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. ASC 825-10, “Fair Value Option” defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At December 31, 2011 and 2010, the carrying value of certain financial instruments (accounts receivable and accounts payable) approximates fair value due to the short-term nature of the instruments or interest rates, which are comparable with current rates.

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

Lease Obligations — The Company leases office facilities, at its Rochester, N.Y. location, under a lease that expires March 31, 2018. The Company also carries a lease obligation for its Alpharetta, Georgia location, which expired on February 29, 2012. Rent expense under all operating leases (exclusive of real estate taxes and other expenses payable under the leases) was approximately $305,000, $426,000, and $410,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

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

Net income (or loss) per common share (“EPS”) is computed in accordance with the provisions of ASC 260-10, Basic EPS is computed by dividing net income (loss) by weighted average shares outstanding. Diluted EPS includes the dilutive effect of stock options issued. Included in diluted earnings per share in 2010 are 126,445 shares, representing the dilutive effect of stock options issued. There were no dilutive effects of stock options in 2011 or 2009 as the effect would have been anti-dilutive, due to the net loss incurred for those years.

Change in Accounting for Benefit Plans During the fourth quarter of 2011, Veramark retrospectively changed its method of accounting for pension and other postretirement benefits. Historically, Veramark has recognized actuarial gains and losses as a component of equity in its consolidated balance sheets on an annual basis. These gains and losses were amortized into operating results generally over the following year. Veramark has elected to immediately recognize actuarial gains and losses in its operating results in the year in which the gains and losses occur. This change is intended to improve the transparency of Veramark’s operational performance by recognizing the effects of current economic and interest rate trends on plan assumptions, during the year in which they occur. Accordingly, the financial data for all periods presented has been adjusted to reflect the effect of these accounting changes. The effects of the change in accounting for pension and other post-retirement benefits on our statements of operations and balance sheets for the periods presented were as follows.

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	2011		2010		2009
	Recognized
	Under	Recognized
	Previous	Under New	Previously		Previously
	Method	Method	Reported	Adjusted	Reported	Adjusted

Income Statement Information

Selling, General & Administrative Expense	$7,740,495	$8,651,962	$7,504,698	$7,925,496	$7,386,680	$6,855,819

Net Income (Loss)	(308,063)	(1,219,530)	610,897	190,099	(1,140,141)	(609,280)

Fully Diluted Earnings per Share	$(0.03)	$(0.12)	$0.06	$0.02	$(0.12)	$(0.06)

Balance Sheet Information

Other Comprehensive Income	$(303,204)	$7,603	$(284,522)	$18,682

Accumulated Deficit	$(23,179,707)	$(24,091,174)	$(22,568,440)	$(22,871,644)

Comprehensive Income — Comprehensive income includes all changes in stockholders’ equity during the period except those resulting from investments by owners and distribution to owners. The Company’s comprehensive income includes net loss or earnings and unrealized gains or losses on available for sale investments.

Engineering and Software Development Costs — Engineering and development costs, other than certain software development costs previously disclosed in Note 1, are expensed as incurred. For the years ended December 31, 2011, 2010, and 2009, engineering and development costs expensed were $1,151,031, $1,393,716, and $1,149,629, respectively.

Stock-Based Compensation — The Company’s primary type of share-based compensation consists of stock options and restricted stock. For the year ended December 31, 2011 the Company issued 425,375 stock options. During 2011, 53,333 restricted shares, granted previously, were cancelled.

The Company records its stock-based compensation expense in accordance with ASC 718-10, “Compensation — Stock Compensation”. In estimating the value of stock options issued, the Company uses the Black-Scholes option pricing model. The following table provides the range of assumptions used by the Company, at the time stock options were issued.

	September 30,	September 30,	September 30,	September 30,
	2011		2010
	low	high	low	high
Risk Free Rate*	0.9%	2.2%	1.3%	2.5%
Volatility	195%	196%	165%	194%

Dividend Yield	none		none
Expected Life In Years	5		4

*	Based on US Treasury 5 Year Constant Maturities

A summary of the status of the Company’s stock option plan as of December 31, 2011 is presented below:

	September 30,	September 30,	September 30,	September 30,	September 30,
		Weighted	Weighted
		Average	Average	Remaining
		Exercise	Grant-Date	Contractual	Intrinsic
	Shares	Price	Fair Value	Term (Yrs)	Value
Outstanding as of December 31, 2010	1,557,768	$0.62	$0.58	4.1	$79,154
Granted	425,375	0.63	0.61		0
Exercised	(398,554)	0.43			(31,914)
Canceled	(162,146)	0.61			(15,160)

Outstanding as of December 31, 2011	1,422,443	$0.68	$0.64	6.2	$32,080

Options exercisable at December 31, 2011	943,818	$0.71	$0.66	4.7	$32,080

As of December 31, 2011, there was $171,353 of unrecognized compensation cost related to non-vested stock options granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.5 years. As of December 31, 2011, there was $20,249 of unrecognized compensation cost related to restricted stock, the cost of which is expected to be recognized over a weighted-average period of 0.7 years.

Stock Purchase Plans — Under the Company’s Employee Stock Purchase Plan (“ESPP”), employees can purchase Veramark stock at a 15% discount to market price at the ending date of the six-month periods ending approximately June 30th and December 31st. Employees may elect to make after-tax payroll deductions of 1% to 10% of compensation as defined by the Plan, to the extent that his or her rights to purchase stock under this Plan do not exceed Twenty-Five Thousand Dollars ($25,000) worth of stock (determined at the full market value of the shares at the time such purchase would occur), and only to the extent that, immediately after the purchase, such employee would not own stock or hold outstanding options to purchase stock, such that his or her combined voting power would exceed 5% of all classes of capital stock of the Company. Employee payroll deductions are for six-month periods beginning approximately each January 1 and July 1. Shares of the Company’s common stock are purchased on or about June 30 or December 31, unless the participant has either elected to withdraw from the Plan or was terminated. Purchased shares are restricted for sale or transfer for a six-month period. All participants funds received prior to the ESPP purchase dates are held as Company liabilities without interest or other increment. No dividends are paid on employee contributions until shares are purchased. Plan participants purchased 56,180 shares at an average purchase price of $0.46 in 2011, 42,837 shares at an average purchase price of $0.52 in 2010 and 76,998 shares at an average purchase price of $0.30 in 2009.

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

•

In December 2010, the FASB issued Accounting Standards Update No. 2010-28, topic 350, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. For those reporting units with zero or negative carrying value, step 2 of the impairment test is required to be performed, even if step 1 indicates it is not necessary. See below, Accounting Standards Update No. 2011-08, topic 350, Intangibles — Goodwill and Other for additional guidance on this topic. These updates were adopted and incorporated into the current assessment.

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

•

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

•

In September 2011, the FASB issued Accounting Standards Update No. 2011-08, topic 350, Intangibles – Goodwill and Other, to simplify how entities test goodwill for impairment. The amendments in the Update permit an entity to first assess qualitative factors to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The amendments in this Update are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.

2. PROPERTY AND EQUIPMENT

The major classifications of property and equipment as of December 31, 2011 and 2010 are:

	September 30,	September 30,
	2011	2010

Machinery and equipment	$116,385	$117,541
Computer hardware and software	1,301,043	1,216,120
Furniture and fixtures	1,184,107	1,178,501

	$2,601,535	$2,512,162

Depreciation expense was approximately $197,000, $203,000 and $283,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

3. ENGINEERING AND SOFTWARE DEVELOPMENT EXPENDITURES

Engineering and software development costs incurred during the years ended December 31, 2011, 2010 and 2009 were recorded as follows:

	2011	2010	2009
Engineering and software development expenses included in the statements of operations	$1,151,031	$1,393,716	$1,149,629

Amounts capitalized and included in the balance sheets	811,349	1,136,074	1,312,772

Total costs for engineering and software development	$1,962,380	$2,529,790	$2,462,401

Additionally, the Company recorded amortization of capitalized software development costs of approximately $1,036,394, $1,080,962 and $1,126,054 for the years ended December 31, 2011, 2010 and 2009, respectively. Such amortization is included in cost of revenues in the statements of operations. Estimated aggregate minimum amortization expenses for each of the next five years is:

September 30,
2012	820,616
2013	737,032
2014	619,042
2015	305,972
2016	83,748

4. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) for years ended December 31, 2011, 2010 and 2009 was as follows:

	September 30,	September 30,	September 30,
	2011	2010	2009

Net income (loss)	$(1,219,530)	$190,099	$(609,280)

Unrealized gain (loss) on investments	(11,079)	(30,765)	(11,564)

Comprehensive income (loss)	$(1,230,609)	$159,334	$(620,844)

Accumulated comprehensive income (loss) consisted of the following as of December 31, 2011, 2010 and 2009:

	September 30,	September 30,	September 30,
	2011	2010	2009

Total comprehensive income	$7,603	$18,682	$49,447

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

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009
Basic

Net income (loss)	$(1,219,530)	$190,099	$(609,280)

Weighted average common shares outstanding	10,296,727	9,931,399	9,871,065

Net income (loss) per common share	$(0.12)	$0.02	$(0.06)

Diluted

Net income (loss)	$(1,219,530)	$190,099	$(609,280)

Weighted average common shares outstanding	10,296,727	9,931,399	9,871,065

Additional dilutive effect of stock options and warrants after application of treasury stock method	0	126,445	0

Weighted average dilutive shares outstanding	10,296,727	10,057,844	9,871,065

Net income (loss) per common share assuming dilution	$(0.12)	$0.02	$(0.06)

There were no dilutive effects of stock options in 2011 or 2009, as the effect would have been anti-dilutive due to the net loss incurred for those years.

6. INDEMNIFICATION OF CUSTOMERS

The Company’s agreements with customers generally require us to indemnify the customer against claims that its software infringes third party patent, copyright, trademark or other proprietary rights. Such indemnification obligations are generally limited in a variety of industry-standard respects, including our right to replace an infringing product. As of December 31, 2011, the Company had not experienced any material losses related to these indemnification obligations and no material claims with respect thereto were outstanding. The Company does not expect significant claims related to these indemnification obligations, and consequently, the Company has not established any related reserves.

7. BENEFIT PLANS

The Company sponsors an employee incentive savings plan under section 401(k) for all eligible employees. The Company’s contributions to the plan are discretionary. The Company expects to contribute approximately $25,000 to employee’s 401(k) plans in 2012. The Company’s contribution to employee’s 401(k) plans was $27,000 in 2011 and $25,000 in 2010.

The Company also sponsors an unfunded Supplemental Executive Retirement Program (“SERP”), which is a nonqualified plan that provides certain key employees defined pension benefits. For the years ended December 31, 2011 and 2010 changes to the benefit obligation consisted of the following:

	September 30,	September 30,
	2011	2010

Benefit obligation-beginning of year	$5,416,816	$5,176,130

Interest cost on projected benefit obligation	443,534	300,625
Actuarial loss	705,300	443,621
Benefits paid	(492,690)	(503,560)

Benefit obligation-end of year	$6,072,960	$5,416,816

A reconciliation of the SERP plan’s funded status with amounts recognized in the Company’s balance sheets is as follows:

	September 30,	September 30,
	2011	2010

Actuarial present value of projected benefit obligation	$6,072,690	$5,416,816

Plan assets	0	0

Projected benefit obligation in excess of plan assets	$6,072,690	$5,416,816

The discount rate used in determining the actuarial present value of the projected benefit obligation was 4.5% in 2011, 5.0 % in 2010 and 5.5% in 2009.

Pension expense for the years ended December 31, 2011, 2010 and 2009 consisted of the following.

	September 30,	September 30,	September 30,
	2011	2010	2009

Interest costs	443,534	300,625	301,733
Actuarial costs	705,300	420,798	(117,594)

	1,148,834	721,423	184,139

The Company maintains life insurance covering certain key employees under its Supplemental Executive Retirement Program with the Company named as beneficiary. The Company intends to use the death benefits of these policies, as well as loans against the accumulating cash surrender value of the policies, to fund the pension obligation. The total death benefit associated with these policies is $10.2 million, with an associated accumulated cash surrender value of approximately $3,320,000 at December 31, 2011. The accumulated cash surrender values of these policies at December 31, 2010, was approximately $3,108,000. All of the current accumulated cash surrender values are available to meet current pension obligations, or to fund current general operations of the Company in the event that should become necessary.

The projected future pension benefits under this plan are as follows, assuming a retirement age of 65 and life expectancies based on actuarial tables.

September 30,
Year Ending December 31,
2012	$538,159
2013	558,660
2014	460,526
2015	418,926
2016 – 2020	2,401,241

8. ACQUISITION

On June 18, 2010 we acquired the enterprise telecom expense management (TEM) consulting business of privately held Source Loop, LLC, based in Alpharetta, Georgia. The aggregate purchase price paid for those assets was up to $1.5 million, plus the issuance of up to 500,000 shares of Veramark’s common stock. At closing, $300,000 in cash was paid and 100,000 shares of Veramark common stock issued to the principals of Source Loop. In addition, Source Loop retained $300,000 in accounts receivable and cash on hand prior to the acquisition date, leaving potential contingent consideration of $900,000 and 400,000 shares of Veramark common stock that could be earned, subject to attaining certain revenue and employee retention parameters through December 31, 2011.

Based on actual performance against the revenue and employee retention targets contained in the asset purchase agreement, of the potential contingent consideration, the Principals of Source Loop earned approximately $591,000 in cash and an additional 205,000 shares of Veramark Common Stock. All of the common stock earned has been included in the Company’s Balance Sheet at December 31, 2011. A final cash payment of approximately $141,000 will be made during the first quarter of 2012.

The unaudited financial information in the table below summarizes the combined results of operations on a pro-forma basis, as if we had acquired Source Loop on January 1, 2009.

Unaudited (In 000s)

	September 30,	September 30,	September 30,
	2011	2010	2009
Revenue	$13,938	$14,133	$12,226

Income (Loss)	$(1,220)	$130	$(712)

Earnings Per Share	$(0.12)	$0.01	$(0.07)

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

Amortization of Intangible Assets Acquired in Source Loop Acquisition

(In 000s except for years)

	September 30,	September 30,	September 30,	September 30,	September 30,
	Weighted	FMV at	Current	Accumulated	Net Value by
	Avg Life	Acquisition	Year	Amortization	Asset Class
Intangible Asset Class	Years	Date	Amortization	at 12/31/11	at 12/31/11
Customer Contracts	3.1	526	112	190	336
Customer Relationships	2.6	260	73	123	137
Key Employee Agreements	1.4	177	46	96	81
Other	0.7	30	10	21	9
Sub-Total Intangibles

Subject to Amortization	2.6	993	241	430	563

Goodwill		336

Total Intangible Assets Acquired		1,329

Expected Future Amortization

	September 30,	September 30,	September 30,	September 30,

Intangible Asset Class	2012	2013	2014	2015
Customer Contracts	88	67	60	51
Customer Relationships	42	31	25	19
Key Employee Agreements	42	39	—	—
Other	5	3	1	—

Sub-Total Intangibles Subject to Amortization	177	140	86	70

Goodwill represents the excess of the purchase price paid over the fair value of assets acquired. Goodwill is not amortized and is subject to an impairment test conducted on an annual basis, or more frequently if a change in circumstances or the occurrence of events indicates that potential impairment exists. Through December 31, 2011, there has been no impairment of goodwill associated with the Source Loop acquisition.

10. STOCKHOLDERS’ EQUITY

The Company has reserved 4,500,000 shares of its common stock for issuance under its 1998 Stock Option Plan. As of December 31, 2011, 1,159,876 shares of common stock were available for future grants. The plan provides for options, which may be issued as nonqualified stock options. All options granted are generally exercisable in increments of 20 – 100% per year beginning one year from the date of grant. All options granted to employees and directors have a ten year term.

A summary of stock option transactions for the years ended December 31, 2011, 2010 and 2009 is shown below:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	2011		2010		2009
	SHARES	WEIGHTED AVERAGE PRICE	SHARES	WEIGHTED AVERAGE PRICE	SHARES	WEIGHTED AVERAGE PRICE
Shares under option, beginning of year	1,557,768	$0.62	1,740,793	$0.94	1,899,583	$1.28

Options granted	425,375	0.63	106,500	0.48	40,000	0.40
Options exercised	(398,554)	0.43	—	—	—	—
Options canceled	(162,146)	0.61	(289,525)	2.45	(198,790)	4.11

Shares under option, end of year	1,422,443	$0.68	1,557,768	$0.62	1,740,793	$0.94

Shares exercisable	943,818	$0.71	1,431,893	$0.63	1,618,043	$0.97

Weighted average fair market value of options granted	$0.61		$0.32		$0.34

Exercise price of options outstanding	$0.28-$1.53		$0.20-$1.54		$0.20-$10.41

The following table summarizes information relating to currently outstanding and exercisable stock options as of December 31, 2011:

	September 30,	September 30,	September 30,	September 30,	September 30,
Range of Exercise Prices	Weighted Average Remaining Contractual Life (in years)	Options Outstanding	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$0.28 – $0.99	6	1,372,443	$0.65	893,818	$0.67
$1.00 – $1.53	2	50,000	1.45	50,000	1.45

	6	1,422,443	$0.68	943,818	$0.71

11. SALES INFORMATION

Sales to five customers were approximately $3,798,198 or 27% of the Company’s total sales in 2011. Sales to five customers were approximately $3,311,000 or 25% of the Company’s total sales in 2010.

12. INCOME TAXES

The income tax provision includes the following:

	September 30,	September 30,	September 30,
	2011	2010	2009
Current income tax expense:
Federal	$—	$—	$—
State	—	—	—

	$—	$—	$—

Deferred income tax provision (benefit):
Federal	$(612,258)	$116,247	$(419,646)
State	(38,995)	18,797	(67,726)
Change in valuation allowance	651,253	(135,044)	487,372

	$—	$—	$—

The income tax provision differs from those computed using the statutory federal tax rate of 34%, due to the following:

	September 30,	September 30,	September 30,
	2011	2010	2009

Tax benefit at statutory federal rate	$(414,640)	$196,504	$(387,648)
State taxes, net of federal tax benefit	(38,995)	22,757	(69,766)
Increase (decrease) in valuation allowance	651,253	(135,044)	487,372
Other	—	400	1
Nondeductible expenses	(27,299)	7,370	23,477
Deferred tax adjustment-net operating loss	—	—	—
Deferred tax adjustment-general business credits	(170,319)	(91,987)	(53,436)

	$—	$—	$—

Deferred income taxes recorded in the balance sheets results from differences between financial statement and tax reporting of income and deductions. A summary of the composition of the deferred income tax assets (liabilities) follows:

	September 30,	September 30,
	2011	2010

General business credits	$1,741,565	$1,596,818
Net operating losses	3,941,340	3,910,189
Deferred compensation	2,651,740	2,365,385
Stock options	312,448	259,198
Alternative minimum tax credits	332,822	332,822
Inventory	263	263
Accounts receivable	12,950	12,210
Capitalized software	(363,126)	(461,816)
Fixed assets	127,431	143,629
Other	162,835	110,318
New York State ITC	92,855	92,855

	9,013,123	8,361,871
Valuation allowance	(9,013,123)	(8,361,871)

New deferred asset (liability)	$—	$—

The Company has $10,652,271 of net operating loss carryforwards available as of December 31, 2011. Of that total, $682,000 is limited to a utilization of approximately $100,000 annually. The carryforwards expire in varying amounts in 2012 through 2028. The valuation allowance increased by $651,253 during the year ended December 31, 2011.

The Company’s tax credit carry forwards as of December 31, 2011 are as follows:

	September 30,	September 30,
Description	Amount	Expiration Dates

General business credits	1,741,565	2012 – 2028

New York State investment tax credits	92,855	2012 – 2024

Alternative minimum tax credits	332,822	No expiration date

Cash received for income taxes during the years ended December 31, 2011, 2010 and 2009 totaled $8,306, $6,620, and $6,391, respectively.

13. COMMITMENTS AND CONTINGENCIES

On June 16, 2011 the Company entered into a Nonexclusive Patent License and settlement agreement relating to an action brought by Asentinel LLC, against Veramark, AnchorPoint—a division of MTS, and CASS Information Systems, alleging infringement of two patents held by Asentinel concerning systems and methods for identifying and processing billing exceptions in telecommunications invoices.

Material terms of the agreement included:

•	Asentinel waived all claims for damages for prior infringement and agreed not to make claims for future infringement of its patents.

•

The Company agreed to pay Asentinel $500,000. Of that amount $250,000 was paid upon execution of the agreement and $250,000 is payable, without interest on June 16, 2012, and is represented by the Company’s promissory note.

•	The lawsuit was dismissed against the Company.

14. REVOLVING DEMAND NOTE AGREEMENT

On October 31, 2008, Veramark Technologies, Inc. entered into a Revolving Demand Note Agreement (the “Agreement”), effective as of October 31, 2008, with Manufacturers and Traders Trust Company (the “Bank”) to provide working capital in the ordinary course of business. This agreement was amended in October 2010 increasing the amount available under the agreement from $400,000 to $750,000. At December 31, 2011, the Company’s had no outstanding balance under this Agreement.

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

15. TERM NOTE AGREEMENT

On October 29, 2010 the Company entered into an agreement with Manufacturers and Traders Trust Company to provide a three year term note in the amount of $200,000, the proceeds of which were used to purchase furnishings and fixtures for the Company’s headquarters facility. The loan bears an interest rate of LIBOR plus 4.0%, with a minimum interest rate of 4.5%. At December 31, 2011 the remaining balance of the term loan was $122,222.

16. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Summarized quarterly financial information for the years ended December 31, 2011 and 2010 is as follows:

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended
	March 31	June 30	September 30	December 31
2011
Net sales	$3,386,323	$3,246,643	$3,429,339	$3,875,397
Gross profit	$2,304,710	$2,150,868	$2,265,221	$2,674,104

Net income (loss)	$52,962	$(670,852)	$85,541	$(687,181)
Net income (loss) per common share
- Basic	$0.01	$(0.07)	$0.01	$(0.07)
- Diluted	$0.01	$(0.07)	$0.01	$(0.07)
2010
Net sales	$2,781,729	$3,167,191	$3,628,327	$3,587,962
Gross profit	$2,045,671	$2,275,103	$2,622,689	$2,515,652

Net income (loss)	$66,511	$122,344	$213,818	$(212,574)
Net income (loss) per common share
- Basic	$0.01	$0.01	$0.02	$(0.02)
- Diluted	$0.01	$0.01	$0.02	$(0.02)

Item 9A.	Controls and Procedures

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that internal control over financial reporting was effective as of December 31, 2011.

PART III

Item 10	Directors and Executive Officers of the Registrant

Information relating to the officers and directors of the Company and the Committees of the Company’s Board of Directors is incorporated herein by reference to portions of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held May 16, 2012, under the headings “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

The following lists the names and ages of all executive officers and Directors of the Company as of the date of this report, all persons chosen to become executive officers, and all persons nominated or chosen to become directors.

MANAGEMENT

Directors and Executive Officers of the Registrant

Name	Age	Position
Ronald J. Casciano	58	Director
Seth J. Collins	45	Director
Charles A. Constantino	72	Director
Steve M. Dubnik	49	Director
John E. Gould	67	Director
Anthony C. Mazzullo	54	President and Chief Executive Officer, Chairman of the Board
Ronald C. Lundy	60	Vice President of Finance and CFO

All Directors hold office until the next annual meeting of stockholders and until their successors are duly elected and qualified. Officers are elected annually by the Board of Directors and serve at the discretion of the Board.

The Company has adopted a Code of Business Conduct and Ethics for all principal executive officers, directors, and employees of the Company. A copy of this code is incorporated by reference to portions of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held May 16, 2012. A copy of the Code of Business Conduct and Ethics is available, without charge, upon written request to the Company’s Vice President of Finance and Chief Financial Officer at the Company’s corporate offices.

Item 11	Executive Compensation

Information relating to executive compensation is incorporated by reference to portions of to the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held May 16, 2012, under the heading “Executive Compensation.”

Item 12	Security Ownership of Certain Beneficial Owners and Management

Information relating to the security holdings of more than five percent holders and directors and officers of the Company is incorporated herein by reference to portions of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held May 16, 2012, under the headings “Executive Compensation” and “Stock Options.”

Item 13	Certain Relationships and Related Transactions

Information related to certain relationships and related transactions of the Company are incorporated herein by reference to portions of the Company’s Proxy Statement, for the Annual Meeting of Shareholders to be held May 16, 2012, under the heading “Certain Relationships and Related Transactions.”

PART IV

Item 14	Principal Accounting Fees and Services

Information relating to accounting fees and services incurred by and provided to the Company are incorporated herein by reference to portions of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held May 16, 2012, under the heading “Audit Fees and Services.”

Item 15	Exhibits, Consolidated Financial Statement Schedule and Reports on Form 8-K

(a)	Financial Statements as set forth under Item 8 of this report on Form 10-K

(b)	Exhibits required to be filed by Item 601 of Regulation S-K

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-18 (File No. 2-96787) filed on March 22, 1985)

3.2	Bylaws (incorporated by reference to Exhibit 3 to the Company’s Registration Statement on Form S-8 filed on October 5, 1992)

10.1*	2007 Management Bonus Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 8, 2007)

10.2	Letter Agreement dated as of March 29, 2007 by and between the Company and David G. Mazzella (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 3, 2007)

10.3	Letter Agreement dated as of July 30, 2007 by and between the Company and Martin LoBiondo (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 3, 2007)

10.4*	Amended and Restated Board of Directors Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 26, 2007)

10.5	Consulting Agreement dated as of December 12, 2007 by and between the Company and David G. Mazzella (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 13, 2007)

10.6*	Employment Agreement dated as of December 17, 2007 by and between the Company and Anthony C. Mazzullo (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 19, 2007)

10.7*	Letter Agreement dated as of February 4, 2008 by and between the Company and Douglas F. Smith (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 4, 2008)

10.8*	Restricted Stock Award Agreement dated as of January 1, 2008 by and between the Company and Anthony C. Mazzullo (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 25, 2008)

10.9*	2008 Incentive Plan for Management and Key Employees (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 2, 2008)

10.10*	2008 Employee Stock Purchase Plan (incorporated by reference to Exhibit F to the Company’s Proxy Statement for its 2008 Annual Meeting of Shareholders filed on April 29, 2008)

10.11*	Description of non-employee director compensation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 18, 2008)

10.12*	Amended Salary Continuation Agreement dated as of October 10, 2008 by and between the Company and Ronald C. Lundy (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 17, 2008)

10.13*	Form of 2008 Employee Stock Purchase Plan Enrollment Agreement (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (File No. 333-155286) filed on November 12, 2008)

14	Code of Business Conduct and Ethics (incorporated by reference to Exhibit E to the Company’s Proxy Statement for its 2008 Annual Meeting of Shareholders filed on April 29, 2008)

18	Preferability Letter from Independent Registered Public Accounting Firm Regarding Change in Accounting Principle

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement

(c)	Schedules required to be filed by Regulation S-X

(99)	Valuation and Qualifying Accounts

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERAMARK TECHNOLOGIES, INC., Registrant

/s/ Anthony C. Mazzullo
Anthony C. Mazzullo, President and CEO Dated: March 22, 2012
/s/ Ronald C. Lundy
Ronald C. Lundy, Vice President of Finance and CFO Dated: March 22, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, that this report be signed by the Company’s principal executive officer(s), principal financial officer(s), controller or principal accounting officer and at least a majority of the members of the Company’s Board of Directors, this report has been signed below, by the following persons, on behalf of the registrant, and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Ronald J. Casciano	Director	March 22, 2012
Ronald J. Casciano

/s/ Seth J. Collins	Director	March 22, 2012
Seth J. Collins

/s/ Charles A. Constantino	Director	March 22, 2012
Charles A. Constantino

/s/ Steve M. Dubnik	Director	March 22, 2012
Steve M. Dubnik

/s/ John E. Gould	Director	March 22, 2012
John E. Gould