Form 10-Q
period 2012-03-31
VERAMARK TECHNOLOGIES INC
filed 2012-05-14
CIK 747605

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

☒	Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934

or

☐	Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For Quarter Ended March 31, 2012

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

The number of shares of Common Stock, $.10 par value, outstanding on March 31, 2012 was 10,616,771.

PART I FINANCIAL INFORMATION

VERAMARK TECHNOLOGIES, INC.

CONDENSED BALANCE SHEETS

	(Unaudited) March 31, 2012	December 31, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$669,695	$679,405
Investments	120,005	161,949
Accounts receivable, trade (net of allowance for doubtful accounts of $35,000 for both periods)	1,914,318	1,711,171
Prepaid expenses	543,327	434,357
Other current assets	823,536	873,975

Total Current Assets	4,070,881	3,860,857
PROPERTY AND EQUIPMENT
Cost	2,626,095	2,601,535
Less accumulated depreciation	(2,066,567)	(2,033,766)

Property and Equipment (net)	559,528	567,769
OTHER ASSETS:
Software development costs (net of accumulated amortization of $2,115,904 and $1,892,938)	2,682,468	2,736,572
Pension assets	3,336,523	3,320,073
Intangibles, net	518,750	563,000
Goodwill	336,219	336,219
Deposits and other assets	1,120,839	1,121,738

Total Other Assets	7,994,799	8,077,602

TOTAL ASSETS	$12,625,208	$12,506,228

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$282,233	$300,878
Accrued compensation	855,127	740,947
Deferred revenue	4,472,148	4,276,071
Current portion of pension obligation	552,310	538,159
Contingent liability	0	140,828
Short term debt	316,667	316,667
Other accrued liabilities	936,419	992,052

Total Current Liabilities	7,414,904	7,305,602
Long-Term debt	38,888	55,555
Long-Term portion of pension obligation	5,454,865	5,534,531
Other long-term liabilities	101,807	103,237

Total Liabilities	13,010,464	12,998,925
STOCKHOLDERS’ EQUITY:
Common Stock, par value $.10; shares authorized, 40,000,000; 10,696,996 shares issued	1,069,699	1,069,699
Additional paid-in capital	22,935,709	22,906,932
Accumulated deficit	(24,010,743)	(24,091,174)
Treasury stock (80,225 shares, at cost)	(385,757)	(385,757)
Accumulated other comprehensive income	5,836	7,603

Total Stockholders’ Equity	(385,256)	(492,697)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,625,208	$12,506,228

VERAMARK TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
	2012	2011
NET REVENUES
Product revenues	$380,174	$374,571
Service revenues	3,225,115	3,011,752

Total Net Revenues	3,605,289	3,386,323
COSTS AND OPERATING EXPENSES:
Cost of revenues	1,546,222	1,368,568
Engineering and software development	292,827	307,627
Selling, general and administrative	1,701,499	1,538,180
Litigation expenses & settlement costs	0	139,058

Total Costs and Operating Expenses	3,540,548	3,353,433
INCOME FROM OPERATIONS	64,741	32,890
NET INTEREST INCOME	15,691	20,072

INCOME BEFORE TAXES	80,432	52,962
INCOME TAXES	0	0

NET INCOME	$80,432	$52,962

NET INCOME PER SHARE
Basic	$0.01	$0.01

Diluted	$0.01	$0.01

The accompanying notes are an integral part of these financial statements.

VERAMARK TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended March 31,
	2012	2011
Net Income	$80,432	$52,962
Unrealized Change - Investments, net of tax	(1,767)	(4,844)

Total Comprehensive Income	$78,665	$48,118

The accompanying notes are an integral part of these financial statements.

VERAMARK TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2012	2011
OPERATING ACTIVITIES:
Net income	$80,432	$52,962
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	316,015	367,318
Change in acquisition liabilities	0	18,700
Compensation expense - equity grants	28,777	22,015
Changes in assets and liabilities:
Accounts receivable	(203,147)	(67,869)
Prepaid expenses and other current assets	(108,970)	(429,231)
Pension assets	(16,450)	(3,789)
Deposits and other assets	51,338	0
Accounts payable	(18,645)	32,447
Accrued compensation and related taxes	114,180	(107,103)
Deferred revenue	196,077	132,476
Other accrued liabilities	(55,633)	358,373
Prepaid rent liability	(1,432)	55,193
Pension obligation	(65,515)	(65,514)

Net cash provided by operating activities	317,027	365,978

INVESTING ACTIVITIES:
Acquisition of Source Loop	(140,828)	(300,000)
Sale of investments	40,177	19,626
Additions to property and equipment	(40,558)	(68,109)
Capitalized software development costs	(168,862)	(179,376)

Net cash flows used by investing activities	(310,071)	(527,859)

FINANCING ACTIVITY:
Borrowing (repayment) - line of credit	0	(180,000)
Bank borrowing - repayment of term loan	(16,666)	(16,667)
Exercise of stock options	0	640

Net cash used by financing activities	(16,666)	(196,027)

Net change in cash and cash equivalents	(9,710)	(357,908)
Cash and cash equivalents, beginning of year	679,405	1,236,375

Cash and cash equivalents, end of quarter	$669,695	$878,467

SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid (refunded)	$(14,301)	$800
Interest paid	$1,329	$3,309

The accompanying notes are an integral part of these financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

(1)	GENERAL

The accompanying unaudited financial statements include all adjustments of a normal and recurring nature which, in the opinion of Company’s management, are necessary to present fairly the Company’s financial position as of March 31, 2012, the results of its operations for the three months ended March 31, 2012 and 2011, and cash flows for the three months ended March 31, 2012 and 2011.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed financial statements should be read in conjunction with the financial statements and related notes contained in the Company’s Annual Report on Form 10-K to the Securities and Exchange Commission for the year ended December 31, 2011.

The results of operations and cash flows for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the full year’s operation. Certain prior period amounts have been reclassified to conform to the current period presentation.

(2)	PROPERTY AND EQUIPMENT

The major classifications of property and equipment at March 31, 2012, and December 31, 2011 were:

	March 31, 2012	December 31, 2011
Machinery and equipment	$116,385	$116,385
Computer hardware and software	1,320,095	1,301,043
Furniture and fixtures	1,189,615	1,184,107

	$2,626,095	$2,601,535

For the three months ended March 31, 2012 and 2011, the Company recorded depreciation expense of $48,799 and $53,186, respectively.

(3)	STOCK-BASED COMPENSATION

The Company’s share-based compensation consists of restricted stock and stock options, vesting over periods ranging from one to four years. For the three months ended March 31, 2012, the Company awarded 67,000 stock options vesting over four years. During the first three months of 2011, the Company awarded 169,375 stock options vesting over four years.

A summary of the status of the Company’s stock option plan as of March 31, 2012, is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Grant-Date Fair Value	Average Remaining Contractual Term (Yrs)	Intrinsic Value
Outstanding as of December 31, 2011	1,422,443	$0.68	$0.64	6.2	$32,080
Granted	67,000	0.44	0.43		—
Exercised	—	—			—
Canceled	(19,250)	0.57			(1,460)

Outstanding as of March 31, 2012	1,470,193	$0.67	$0.63	6.2	$30,620

Options exercisable at March 31, 2012	997,536	$0.71	$0.66	4.8	$30,620

As of March 31, 2012, there was $174,672 of total unrecognized compensation cost related to non-vested stock options granted under the Plan, and $14,075 of unrecognized compensation cost related to non-vested restricted stock grants. The compensation cost for stock options will be recognized over a weighted-average period of 1.5 years. The compensation costs of restricted stock will be recognized over a weighted-average period of 0.7 years.

(4)	NET INCOME PER SHARE (EPS)

ASC 260-10 “Earnings Per Share” requires the Company to calculate net income per share based on basic and diluted net income per share, as defined. Basic EPS excludes dilution and is computed by dividing net income by the weighted average number of shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The dilutive effect of outstanding options issued by the Company are reflected in diluted EPS using the treasury stock method. Under the treasury stock method, options will only have a dilutive effect when the average market price of common stock during the period exceeds the exercise price of the options.

Calculations of Earnings Per Share
	Three Months Ended March 31,
	2012	2011
Basic
Net Income	$80,432	$52,962

Weighted average common shares outstanding	10,616,771	10,092,860

Net Income per common share	$0.01	$0.01

Diluted
Net Income	$80,432	$52,962

Weighted average common shares outstanding	10,616,771	10,092,860
Additional dilutive effect of stock options and warrants after application of treasury stock method	16,989	346,280

Weighted average dilutive shares outstanding	10,633,760	10,439,140

Net Income per common share assuming full dilution	$0.01	$0.01

(5)	INDEMNIFICATION OF CUSTOMERS

Our agreements with customers generally require us to indemnify the customer against claims that our software infringes third party patent, copyright, trademark or other proprietary rights. Such indemnification obligations are generally limited in a variety of industry-standard respects, including our right to replace an infringing product. As of March 31, 2012 we had not experienced any material losses related to these indemnification obligations and no material claims with respect thereto were outstanding. We do not expect significant claims related to these indemnification obligations, and consequently, we have not established any related reserves.

(6)	BENEFIT PLANS

The Company sponsors an employee incentive savings plan under Section 401(k) for all eligible employees. The Company’s contributions to the plan are discretionary. During the second quarter of 2012 the Company will contribute approximately $31,000 to employee’s 401(k) accounts. During the first quarter of 2011 the Company’s contribution to employee 401(k) accounts totaled $26,589.

The Company also sponsors an unfunded Supplemental Executive Retirement Program (“SERP”), which is a non-qualified plan that provides certain former employees, and one current employee defined pension benefits. Periodic pension expense for the three months ended March 31, 2012 and 2011 consisted of the following:

	Three Months Ended March 31,
	2012	2011
Interest Cost	60,000	60,000

The Company paid pension obligations of $125,515 for both the three months ended March 31, 2012 and March 31, 2011.

The discount rate used in determining the actuarial present value of the projected benefit obligation was 4.5% for the three months ended March 31, 2012 and 5.0% for the three months ended March 31, 2011.

The Company maintains life insurance covering certain current and former employees under its Supplemental Executive Retirement Program with the Company named as beneficiary. The Company intends to use the death benefits of these policies, as well as loans against the accumulating cash surrender value of the policies, to fund future pension obligations. The total death benefit associated with these policies is $10.2 million, with an associated accumulated cash surrender value of approximately $3,337,000 at March 31, 2012. The accumulated cash surrender values of these policies at December 31, 2011 was approximately $3,320,000.

The projected pension benefits paid or expected to be paid under this plan are as follows, assuming retirement at age 65 and life expectancies based on IRS mortality tables:

Period Ending December 31, Unless Stated Otherwise,
Q2 - Q4 2012	412,644
2013	558,660
2014	490,660
2015	449,060
2016	454,340
2017 - 2021	2,547,478

(7)	INTANGIBLE ASSETS AND GOODWILL

Under the purchase method of accounting, we allocated the fair value of the total consideration expected to be transferred, to the tangible and identifiable intangible assets acquired from Source Loop in June 2010, based on their estimated fair values on the date of acquisition. The fair values assigned to the identifiable intangible assets were based on estimates and assumptions determined by management. The table below summarizes the fair values assigned to the identifiable intangible assets by asset class at the time of acquisition, and the subsequent amortization through March 31, 2012 of those intangible assets.

Amortization of Intangible Assets Acquired in Source Loop Acquisition

(In 000s except weighted avg life in years)

Intangible Asset Class	Weighted Avg Life Years	FMV at Acquisition Date	Current Year Amortization	Accumulated Amortization at 3/31/12	Net Value by Asset Class at 3/31/12
Customer Contracts	3	$526	$22	$212	$314
Customer Relationships	3	260	10	133	127
Key Employee Agreements	1	177	11	107	70
Other	1	30	1	22	8

Sub-Total Intangibles Subject to Amortization	3	993	$44	$474	$519

Goodwill		336

Total Intangible Assets Acquired		$1,329

Expected Future Amortization

Intangible Asset Class	Q2-Q4 2012	2013	2014	2015	2016
Customer Contracts	$66	$67	$60	$51	$42
Customer Relationships	32	31	25	19	15
Key Employee Agreements	31	39	0	0	0
Other	4	3	1	0	0

Sub-Total Intangibles Subject to Amortization	$133	$140	$86	$70	$57

Goodwill represents the excess of the purchase price paid over the fair value of assets acquired. Goodwill is not amortized and is subject to an impairment test conducted in December of each year, or more frequently if a change in circumstances or the occurrence of events indicates that potential impairment exists. Through March 31, 2012, there has been no impairment of goodwill associated with the Source Loop acquisition.

(8)	COMMITMENTS AND CONTINGENCIES

On June 16, 2011 the Company entered into a Nonexclusive Patent License and settlement agreement relating to an action brought by Asentinel LLC, against Veramark, AnchorPoint - a division of MTS, and CASS Information Systems, alleging infringement of two patents held by Asentinel concerning systems and methods for identifying and processing billing exceptions in telecommunications invoices.

Material terms of the agreement included:

•	Asentinel waived all claims for damages for prior infringement and agreed not to make claims for future infringement of its patents.

•

The Company agreed to pay Asentinel $500,000. Of that amount $250,000 was paid upon execution of the agreement, and $250,000 is payable without interest, on June 16, 2012, and is represented by the Company’s promissory note.

•	The lawsuit was dismissed against the Company.

(9)	REVOLVING DEMAND NOTE AGREEMENT

On October 31, 2008, Veramark Technologies, Inc. entered into a Revolving Demand Note Agreement (the “Agreement”), with Manufacturers and Traders Trust Company (the “Bank”) to provide working capital in the ordinary course of business. This Agreement was amended in October 2010 increasing the amount available under the agreement from $400,000 to $750,000. At March 31, 2012, the Company did not have any outstanding balance under this Agreement.

The material terms of the Agreement include:

•	The maximum outstanding principal balance under the Agreement is Seven Hundred Fifty Thousand Dollars ($750,000).

•	Veramark may borrow under the Agreement, from time to time, an amount less than or equal to, but not greater than the available balance.

•	The outstanding principal balance will bear interest at a per annum rate equal to LIBOR rate plus 3.5% with a minimum rate of 4.0%.

•	The Bank may demand payment of the outstanding principal balance at any time.

(10)	TERM NOTE AGREEMENT

On October 29, 2010, the Company entered into an agreement with Manufacturers and Traders Trust Company to provide a three year term loan in the amount of $200,000, the proceeds of which were used to purchase furnishings and fixtures for the Company’s new headquarters facility. The loan bears an interest rate of LIBOR plus 4.0%, with a minimum interest rate of 4.5%. At March 31, 2012, the remaining balance of the term loan was $105,555.

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

Overview

Revenues of $3,605,000 for our first quarter ended March 31, 2012 increased 6% from revenues of $3,386,000 for the first quarter of 2011. Net income of $80,000 for the quarter ended March 31, 2012 increased 51% from net income of $53,000 for the first quarter of 2011, both representing $0.01 per share.

Orders for the first quarter of 2012 of $4.4 million increased 4% from $4.2 million for the same quarter of 2011. Our backlog of recurring revenues increased to $13.3 million at March 31, 2012 up 27% from $10.4 million at March 31, 2011.

Revenues

The Company’s revenues are earned by providing Telecom Expense Management (TEM) products and services, through the direct sale of licensed software, or under multi- year managed service contracts offered by means of Software as a Service. Our solutions allow enterprises to reduce operational expenses associated with their mobile and fixed communication networks and optimize network efficiency. For the quarter ended March 31, 2012 revenues generated from managed multi- year solutions increased 39% from the same quarter of 2011, while revenues derived from the sale of licensed software, including associated maintenance revenues and services, increased 4% from the same quarter of 2011.

Gross Margin

Gross margin (revenues less cost of revenues) of $2,059,000, or 57% of revenues increased 2% from gross margin of $2,018,000, or 60% of revenues for the first quarter of 2011. The decrease in gross margin, as a percentage of revenues from 2012 to 2011 results from an increasing percentage of revenues being earned from managed service contracts, which typically produce lower margins as a percentage of revenues as opposed to the sale of licensed software. Managed service contracts, however, yield a recurring revenue stream and generally produce higher revenues and margin dollars over the term of the associated contract.

Engineering and Software Development Costs

Engineering and software development expenses, net of the capitalization of software development costs, of $293,000 for the quarter ended March 31, 2012 decreased 5% from net engineering and software development expenses of $308,000 for the same quarter of 2011. Gross engineering and software development expenses, prior to the capitalization of development costs also decreased 5% from $487,000 for the first quarter of 2011 to $462,000 for the quarter ended March 31, 2012. The below chart summarizes gross expenses, amounts capitalized and the resulting expense charged to the Statement of Operations for the quarters ended March 31, 2012 and 2011.

	Three Months Ended March 31,
	2012	2011
Gross expenditures for engineering & software development	$462,000	$487,000
Less: Software development costs capitalized	(169,000)	(179,000)

Net expense for engineering and software development	$293,000	$308,000

Selling, General, and Administrative Costs

SG&A expenses of $1,701,000 for the quarter ended March 31, 2012 increased 11% or $163,000 from SG&A expenses of $1,538,000 for the quarter ended March 31, 2011. The higher expense reflects increases in direct selling costs ($93,000) resulting from an expansion of our sales force, and marketing costs ($88,000), attributable to attending tradeshows and greater use of professional services. Those expenses were partially offset by a reduction in administrative expenses.

Liquidity and Capital Resources

Cash and short-term investments at March 31, 2012 totaled $790,000, which compared to a balance of $841,000 at December 31, 2011. During the first quarter of 2012 we paid $148,000 in connection with the 2010 acquisition of Source Loop pursuant to the asset purchase agreement governing that transaction. That payment finalized all consideration related to that transaction and no further liability remains. The Company maintains a $750,000 line of credit arrangement with a local bank, against which it had no outstanding balance at March 31, 2012.

Accounts receivable at March 31, 2012 of $1,914,000 increased 12% from the December 31, 2011 balance of $1,711,000. An analysis of customer payment patterns and the aging of the customer accounts determined that no increase was required in the bad debt reserve, which was $35,000 at December 31, 2011.

Capital expenditures of $41,000 for the first quarter of 2012 were $27,000 less than the $68,000 of capital expenditures made during the first quarter of 2011. Depreciation expense of $49,000 for the quarter ended March 31, 2012 compared with depreciation expense of $53,000 for the same quarter a year ago.

The value of capitalized development costs included in the Company’s balance sheet at March 31, 2012 of $2,682,000 decreased 2%, or $55,000, from the balance of $2,737,000 at December 31, 2011. During the first quarter of 2012 we capitalized $169,000 of software development costs and amortized $223,000 of previously capitalized costs. The amortization of development costs are charged to cost of revenues. A year ago, we capitalized $179,000 of software development costs in the first quarter and recorded amortization of $254,000.

Pension Assets, representing the accumulated cash surrender values of a series of company- owned life insurance policies designed to fund pension obligations, increased from $3,320,000 at December 31, 2011 to $3,337,000 at March 31, 2012. These cash surrender values can also be utilized to fund current operations if required.

Intangible assets of $519,000 at March 31, 2012 represent the remaining unamortized portion of the fair market values assigned to the assets acquired from Source Loop in 2010. Those assets and current carrying values are detailed in note 7 to the financial statements. We expect to amortize those assets at a rate of approximately $44,000 per quarter for the balance of 2012.

Total current liabilities of $7,415,000 at March 31, 2012 increased $109,000 from the December 31, 2011 total of $7,306,000 due to increases in accrued compensation costs and deferred revenues, partially offset by a decrease in the contingent liability payment associated with the Source Loop acquisition. The increase in accrued compensation relates primarily to the timing of Company payrolls and is expected to decline during the second quarter. Deferred revenues represent the portion of customer orders for services such as maintenance, training, consulting and installation and implementation services that will be performed in future periods and recognized as revenue at that time. A significant portion of the deferred revenues, which form a component of our recurring revenues referenced earlier, will be recognized as revenue over the next four quarters.

Other accrued liabilities of $936,000 at March 31, 2012 include $810,000 of payments to be made on behalf of clients who have selected the bill –pay option of our TEM suite of services. This amount is offset by an identical balance in other current assets which represents the cash provided by those clients to make those payments.

Short–term debt at March 31, 2012 of $317,000 includes the current portion of a term loan with a local bank ($66,667) and a note payable of $250,000 stemming from the Company’s settlement of a patent infringement lawsuit in 2011. That note will be paid in the second quarter of this year.

The long-term pension liability of $5,455,000 at March 31, 2012 decreased $80,000 from the December 31, 2011 balance of $5,535,000. The Company suspended future growth or participation in this plan in 2008. Pension obligations are expected to be funded utilizing the cash surrender values and death benefits of company- owned life insurance policies, the cash surrender values of which are included in Pension Assets, described earlier. The corresponding death benefits of those policies, which are not included on our balance sheet, total $10.2 million.

The other long–term liability ($102,000) consists entirely of a prepaid rent liability associated with the Company’s move to a new facility in 2010. Accounting rules require that rent expense for operating leases with rent- free periods be accounted for on a straight line basis over the term of the lease. Our financial statements will therefore, include a lease liability during the term of our current lease, which at the end of each reporting period will represent the difference between the amount of rent expense recognized and the amount of rent paid through the reporting period.

Stockholders equity of a negative $385,000 at March 31, 2012 compares with Stockholders equity of negative $493,000 at December 31, 2011. Changes for the quarter include the addition of our first quarter 2012 net income of $80,000 and $29,000 of equity compensation expense included in first quarter operating results.

In management’s opinion, given current cash and investment balances, a fully available line of credit agreement and current cash flow projections, more than sufficient resources exist to fund operation for the next twelve months and beyond.

Accounting Pronouncements

•

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, topic 820, Fair Value Measurement, to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with United States GAAP and International Financial Reporting Standards. Some of the amendments clarify the Board’s intent about the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. Specifically, the guidance requires additional disclosures for fair value measurements that are based on significant unobservable inputs. The updated guidance is to be applied prospectively and became effective for the Company’s interim and annual periods beginning January 1, 2012. The adoption of this guidance does not have a material impact on the Company’s consolidated financial statements.

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

The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. The amendments in this update should be applied retrospectively, and became effective for the Company’s interim and annual periods beginning after December 15, 2011. The Company chose to present two separate statements.

•

In September 2011, the FASB issued Accounting Standards Update No. 2011-08, topic 350, Intangibles – Goodwill and Other, to simplify how entities test goodwill for impairment. The amendments in the Update permit an entity to first assess qualitative factors to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The amendments in this Update became effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. This update does not have a material effect on the Company’s financial statements.

•

In December 2011, the FASB issued Accounting standards Update No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, which defers the requirement to disclose the effect of items that are reclassified out of accumulated comprehensive income separately in the statement of operations. This requirement is deferred until such time as the FASB can reconsider the relevant paragraphs of that update. The deferral is effective for public companies for fiscal years and interim periods beginning after December 15, 2011.

Critical Accounting Policies

Revenue Recognition - The Company’s revenue consists of revenues from the licensing of software to resellers and end user customers; fees for services rendered including installation, training, implementation, and customer maintenance contracts; and the outsourcing or hosting of services, commonly referred to as Software as a Service (SaaS).

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

Capitalization of Software Development - The Company capitalizes software development costs when technological feasibility has been established for the software in accordance with ASC 985-20, “Costs of software to be sold, leased, or marketed”. Such capitalized costs are amortized on a product-by-product basis over their economic life or the ratio of current revenues to current and anticipated revenues from such software, whichever provides the greater amortization. The Company periodically reviews the carrying value of capitalized software development costs and impairments are recognized in the results of operations when the expected future undiscounted operating cash flow derived from the capitalized software is less than its carrying value. Should the Company inaccurately determine when a product reaches technological feasibility or the economic life of a product, results could differ materially from those reported. Veramark uses what it believes are reasonable assumptions and where applicable, established valuation techniques in making its estimates.

Allowance for Doubtful Accounts - The Company maintains allowances for doubtful accounts for estimated losses resulting from the potential inability of its customers to make required payments. Management specifically analyzes accounts receivable, historical bad debts, credit concentrations and customer payment terms when evaluating the adequacy of the allowance for doubtful accounts.

Pension Liability - The Company sponsors an unfunded Supplemental Executive Retirement Program (SERP), which is a nonqualified plan that provides certain employees a defined pension benefit. In order to properly record the net present value of future pension obligations a number of assumptions are required to be made by Company’s management. These assumptions include years of service, life expectancies, and the determination of the proper long-term interest and liability discount rates to be applied to these future obligations.

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

Goodwill and Intangibles - Goodwill represents the excess of the purchase price paid over the fair value of assets acquired. Goodwill is not amortized and as per ASC 350-20, is subject to an impairment test conducted on an annual basis, or more frequently if a change in circumstances or the occurrence of events indicates that potential impairment exists. Through December 2011, there has been no impairment of goodwill associated with the Source Loop acquisition.

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

On October 29, 2010 the Company entered into an agreement with Manufacturers and Traders Trust Company to provide a three year term note in the amount of $200,000, the proceeds of which were used to purchase furnishings and fixtures for the Company’s new headquarters facility. The loan bears an interest rate of LIBOR plus 4.0%, with a minimum interest rate of 4.5%. At March 31, 2012, the remaining balance of the term loan was $105,555.

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

On June 16, 2011 the Company entered into a Nonexclusive Patent License and settlement agreement relating to an action brought by Asentinel LLC, against Veramark, AnchorPoint - a division of MTS, and CASS Information Systems, alleging infringement of two patents held by Asentinel concerning systems and methods for identifying and processing billing exceptions in telecommunications invoices.

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

Item 4	Mine Safety Disclosures

Not Applicable.

Item 5:	Other Information

None

Item 6:	Exhibits, Consolidated Financial Statement Schedule and Reports on Form 8-K

(a)	Financial Statements as set forth under Item 8 of this report on Form 10-K

(b)	Exhibits required to be filed by Item 601 of Regulation S-K

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-18 (File No. 2-96787) filed on March 22, 1985)

3.2	Bylaws (incorporated by reference to Exhibit 3 to the Company’s Registration Statement on Form S-8 filed on October 5, 1992)

10.1	Letter Agreement dated as of March 29, 2007 by and between the Company and David G. Mazzella (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 3, 2007)

10.2*	Amended and Restated Board of Directors Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 26, 2007)

10.3*	Employment Agreement dated as of December 17, 2007 by and between the Company and Anthony C. Mazzullo (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 19, 2007)

10.4*	Letter Agreement dated as of February 4, 2008 by and between the Company and Douglas F. Smith (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 4, 2008)

10.5*	Restricted Stock Award Agreement dated as of January 1, 2008 by and between the Company and Anthony C. Mazzullo (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 25, 2008)

10.6*	2008 Employee Stock Purchase Plan (incorporated by reference to Exhibit F to the Company’s Proxy Statement for its 2008 Annual Meeting of Shareholders filed on April 29, 2008)

10.7*	Description of non-employee director compensation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 18, 2008)

10.8*	Amended Salary Continuation Agreement dated as of October 10, 2008 by and between the Company and Ronald C. Lundy (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 17, 2008)

10.9*	Form of 2008 Employee Stock Purchase Plan Enrollment Agreement (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (File No. 333-155286) filed on November 12, 2008)

14	Code of Business Conduct and Ethics (incorporated by reference to Exhibit E to the Company’s Proxy Statement for its 2008 Annual Meeting of Shareholders filed on April 14, 2011)

18	Preferability Letter from Independent Registered Public Accounting Firm Regarding Change in Accounting Principle (incorporated by reference to Exhibit 18 of the Company’s Annual Report on Form 10-K, filed on March 26, 2012.)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Extension Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement

(c)	Schedules required to be filed by Regulation S-X

(99)	Valuation and Qualifying Accounts

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERAMARK TECHNOLOGIES, INC.

REGISTRANT

Date: May 11, 2012

/s/ Anthony C. Mazzullo
Anthony C. Mazzullo
President and CEO

Date: May 11, 2012

/s/ Ronald C. Lundy
Ronald C. Lundy
Vice President of Finance and CFO