Form 10-Q
period 2012-06-30
VERAMARK TECHNOLOGIES INC
filed 2012-08-14
CIK 747605

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

☒	Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934

or

☐	Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For Quarter Ended June 30, 2012

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

The number of shares of Common Stock, $.10 par value, outstanding on June 30, 2012 was 10,664,109.

PART I FINANCIAL INFORMATION

VERAMARK TECHNOLOGIES, INC.

CONDENSED BALANCE SHEETS (Unaudited)

	June 30, 2012	December 31, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$342,572	$679,405
Investments	119,770	161,949
Accounts receivable, trade (net of allowance for doubtful accounts of $40,100 and $35,000, respectively)	2,175,833	1,711,171
Prepaid expenses	513,819	434,357
Other current assets	488,572	873,975

Total Current Assets	3,640,566	3,860,857
PROPERTY AND EQUIPMENT
Cost	2,376,203	2,601,535
Less accumulated depreciation	(1,853,679)	(2,033,766)

Property and Equipment (net)	522,524	567,769
OTHER ASSETS:
Software development costs (net of accumulated amortization of $1,786,715 and $1,892,938)	2,668,607	2,736,572
Pension assets	3,361,324	3,320,073
Intangibles, net	474,500	563,000
Goodwill	336,219	336,219
Deposits and other assets	1,164,611	1,121,738

Total Other Assets	8,005,261	8,077,602

TOTAL ASSETS	$12,168,351	$12,506,228

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$318,499	$300,878
Accrued compensation	628,714	740,947
Deferred revenue	4,158,567	4,276,071
Current portion of pension obligation	556,120	538,159
Contingent liability	0	140,828
Short term debt	221,667	316,667
Other accrued liabilities	978,691	992,052

Total Current Liabilities	6,862,258	7,305,602

Long-Term debt	22,222	55,555
Long-Term portion of pension obligation	5,375,200	5,534,531
Other long-term liabilities	100,377	103,237

Total Liabilities	12,360,057	12,998,925
STOCKHOLDERS’ EQUITY:
Common Stock, par value $.10; shares authorized, 40,000,000; 10,744,334 and 10,696,996 shares issued	1,074,433	1,069,699
Additional paid-in capital	22,977,479	22,906,932
Accumulated deficit	(23,863,445)	(24,091,174)
Treasury stock (80,225 shares, at cost)	(385,757)	(385,757)
Accumulated other comprehensive income	5,584	7,603

Total Stockholders’ Equity	(191,706)	(492,697)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,168,351	$12,506,228

The accompanying notes are an integral part of these financial statements.

VERAMARK TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
NET REVENUES
Product revenues	$481,184	$466,999	$861,358	$841,569
Service revenues	3,375,351	2,779,644	6,600,466	5,791,397

Total Net Revenues	3,856,535	3,246,643	7,461,824	6,632,966

COSTS AND OPERATING EXPENSES:
Cost of revenues	1,613,721	1,404,241	3,159,943	2,772,346
Engineering and software development	271,596	293,120	564,423	600,747
Selling, general and administrative	1,829,079	1,508,901	3,530,578	3,047,544
Litigation expenses & settlement costs	0	723,937	0	862,995

Total Costs and Operating Expenses	3,714,396	3,930,199	7,254,944	7,283,632

INCOME (LOSS) FROM OPERATIONS	142,139	(683,556)	206,880	(650,666)

NET INTEREST INCOME	5,159	12,704	20,850	32,776

INCOME (LOSS) BEFORE TAXES	147,298	(670,852)	227,730	(617,890)

INCOME TAXES	0	0	0	0

NET INCOME (LOSS)	$147,298	$(670,852)	$227,730	$(617,890)

NET INCOME (LOSS) PER SHARE
Basic	$0.01	$(0.07)	$0.02	$(0.06)

Diluted	$0.01	$(0.07)	$0.02	$(0.06)

The accompanying notes are an integral part of these financial statements.

VERAMARK TECHNOLOGIES, INC,

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net Income (Loss)	$147,298	$(670,852)	$227,730	$(617,890)
Unrealized Change - Investments, net of tax	(252)	(5,221)	(2,020)	(10,065)

Total Comprehensive Income (Loss)	$147,046	$(676,073)	$225,710	$(627,955)

The accompanying notes are an integral part of these financial statements.

VERAMARK TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2012	2011
OPERATING ACTIVITIES:
Net income (Loss)	$227,730	$(617,890)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	614,065	746,069
Increase in Bad Debt Reserve	5,100	1,000
Change in acquisition liabilities	(140,828)	(152,360)
Compensation expense - equity grants	57,174	9,573
Loss on Disposal of Assets	1,698	0
Changes in assets and liabilities:
Accounts receivable	(469,763)	(123,817)
Prepaid expenses and other current assets	305,941	(679,692)
Pension assets	(41,251)	(52,379)
Deposits and other assets	(42,873)	(42,222)
Accounts payable	17,621	232,282
Accrued compensation and related taxes	(112,233)	(94,192)
Deferred revenue	(117,504)	243,506
Other accrued liabilities	(13,361)	392,401
Note Payable	(250,000)	250,000
Prepaid rent liability	(2,860)	55,193
Pension obligation	(141,369)	(131,029)

Net cash (used) provided by operating activities	(102,713)	36,443

INVESTING ACTIVITIES:
Acquisition of Source Loop	0	(300,000)
Sale of investments	40,159	92,935
Additions to property and equipment	(53,898)	(93,962)
Capitalized software development costs	(360,155)	(379,203)

Net cash flows used by investing activities	(373,894)	(680,230)

FINANCING ACTIVITY:
Borrowing (repayment) - line of credit	155,000	(180,000)
Bank borrowing - repayment of term loan	(33,333)	(33,333)
Exercise of stock options	0	74,600
Employee Stock Purchase Plan	18,107	12,414

Net cash provided (used) by financing activities	139,774	(126,319)

Net change in cash and cash equivalents	(336,833)	(770,106)
Cash and cash equivalents, beginning of year	679,405	1,236,375

Cash and cash equivalents, end of period	$342,572	$466,269

SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid	$0	$3,850
Interest paid	$3,139	$6,782

The accompanying notes are an integral part of these financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

(1)	GENERAL

The accompanying unaudited financial statements include all adjustments of a normal and recurring nature which, in the opinion of Company’s management, are necessary to present fairly the Company’s financial position as of June 30, 2012, the results of its operations for the three and six months ended June 30, 2012 and 2011, and cash flows for the six months ended June 30, 2012 and 2011.

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

The results of operations and cash flows for the three and six months ended June 30, 2012 are not necessarily indicative of the results to be expected for the full year’s operation. Certain prior period amounts have been reclassified to conform to the current period presentation.

(2)	PROPERTY AND EQUIPMENT

The major classifications of property and equipment at June 30, 2012, and December 31, 2011 were:

	June 30, 2012	December 31, 2011
Machinery and equipment	$0	$116,385
Computer hardware and software	1,312,757	1,301,043
Furniture and fixtures	1,063,446	1,184,107

	$2,376,203	$2,601,535

For the six months ended June 30, 2012 and 2011, the Company recorded depreciation expense of $97,445 and $103,329, respectively.

(3)	STOCK-BASED COMPENSATION

The Company’s share-based compensation consists of restricted stock and stock options, vesting over periods ranging from one to four years. For the six months ended June 30, 2012, the Company awarded 82,500 stock options vesting over four years. During the first six months of 2011, the Company awarded 290,375 stock options vesting over four years.

A summary of the status of the Company’s stock option plan as of June 30, 2012, is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Grant-Date Fair Value	Average Remaining Contractual Term (Yrs)	Intrinsic Value
Outstanding as of December 31, 2011	1,422,443	$0.68	$0.64	6.2	$32,080
Granted	82,500	0.43	0.42		0
Exercised	0	0.00			0
Canceled	(50,360)	0.62			(2,660)

Outstanding as of June 30, 2012	1,454,583	$0.67	$0.62	6.0	$29,420

Options exercisable at June 30, 2012	1,053,176	$0.71	$0.66	4.8	$29,420

As of June 30, 2012, there was $154,185 of total unrecognized compensation cost related to non-vested stock options granted under the Plan, and $9,360 of unrecognized compensation cost related to non-vested restricted stock grants. The compensation cost for stock options will be recognized over a weighted-average period of 1.5 years. The compensation costs of restricted stock will be recognized over a weighted-average period of 0.6 years.

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

Calculations of Earnings (Loss) Per Share

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Basic

Net Income (loss)	$147,298	$(670,852)	$227,730	$(617,890)

Weighted average common shares outstanding	10,621,453	10,183,547	10,619,112	10,138,204

Net Income (loss) per common share	$0.01	$(0.07)	$0.02	$(0.06)

Diluted

Net Income (loss)	$147,298	$(670,852)	$227,730	$(617,890)

Weighted average common shares outstanding	10,621,453	10,183,547	10,619,112	10,138,204
Additional dilutive effect of stock options and warrants after application of treasury stock method	24,578	0	20,784	0

Weighted average dilutive shares outstanding	10,646,031	10,183,547	10,639,896	10,138,204

Net Income (loss) per common share assuming full dilution	$0.01	$(0.07)	$0.02	$(0.06)

There were no dilutive effects of stock options for the three and six months ended June 30, 2011, as the effect would have been anti-dilutive due to the losses incurred for those periods.

(5)	INDEMNIFICATION OF CUSTOMERS

Our agreements with customers generally require us to indemnify the customer against claims that our software infringes third party patent, copyright, trademark or other proprietary rights. Such indemnification obligations are generally limited in a variety of industry-standard respects, including our right to replace an infringing product. As of June 30, 2012 we had not experienced any material losses related to these indemnification obligations and no material claims with respect thereto were outstanding. We do not expect significant claims related to these indemnification obligations, and consequently, we have not established any related reserves.

(6)	BENEFIT PLANS

The Company sponsors an employee incentive savings plan under Section 401(k) for all eligible employees. The Company’s contributions to the plan are discretionary. During the first quarter of 2011 the Company’s contribution to employee 401(k) accounts totaled $26,589. There are no contributions to date in 2012.

The Company also sponsors an unfunded Supplemental Executive Retirement Program (“SERP”), which is a non-qualified plan that provides certain former employees, and one current employee defined pension benefits. Periodic pension expense for the three and six months ended June 30, 2012 and 2011 consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Interest Cost	60,000	60,000	120,000	120,000

The Company paid pension obligations of $261,370 for the six months ended June 30, 2012 and $251,030 for the six months ended June 30, 2011.

The discount rate used in determining the actuarial present value of the projected benefit obligation was 4.5% for the six months ended June 30, 2012 and 5.0% for the six months ended June 30, 2011.

The Company maintains life insurance covering certain current and former employees under its Supplemental Executive Retirement Program with the Company named as beneficiary. The Company intends to use the death benefits of these policies, as well as loans against the accumulating cash surrender value of the policies, to fund future pension obligations. The total death benefit associated with these policies is $10.2 million, with an associated accumulated cash surrender value of approximately $3,361,000 at June 30, 2012. The accumulated cash surrender values of these policies at December 31, 2011 was approximately $3,320,000.

The projected pension benefits paid or expected to be paid under this plan are as follows, assuming retirement at age 65 and life expectancies based on IRS mortality tables:

Period Ending December 31, Unless Stated Otherwise,

Q3 - Q4 2012	276,790
2013	558,660
2014	490,660
2015	449,060
2016	454,340
2017 - 2021	2,547,478

(7)	INTANGIBLE ASSETS AND GOODWILL

Under the purchase method of accounting, we allocated the fair value of the total consideration expected to be transferred, to the tangible and identifiable intangible assets acquired from Source Loop in June 2010, based on their estimated fair values on the date of acquisition. The fair values assigned to the identifiable intangible assets were based on estimates and assumptions determined by management. The following table summarizes the fair values assigned to the identifiable intangible assets by asset class at the time of acquisition, and the subsequent amortization through June 30, 2012 of those intangible assets.

Amortization of Intangible Assets Acquired in Source Loop Acquisition

(In 000s except weighted avg life in years)

Intangible Asset Class	Weighted Avg Life Years	FMV at Acquisition Date	Current Year Amortization	Accumulated Amortization at 6/30/12	Net Value by Asset Class at 6/30/12
Customer Contracts	3	$526	$44	$234	$292
Customer Relationships	3	260	21	144	116
Key Employee Agreements	1	177	21	117	60
Other	1	30	2	23	7

Sub-Total Intangibles Subject to Amortization	3	993	$88	$518	$475

Goodwill		336

Total Intangible Assets Acquired		$1,329

Expected Future Amortization

Intangible Asset Class	Q3-Q4 2012	2013	2014	2015	2016
Customer Contracts	$44	$67	$60	$51	$42
Customer Relationships	21	31	25	19	15
Key Employee Agreements	21	39	0	0	0
Other	3	3	1	0	0

Sub-Total Intangibles Subject to Amortization	$89	$140	$86	$70	$57

Goodwill represents the excess of the purchase price paid over the fair value of assets acquired. Goodwill is not amortized and is subject to an impairment test conducted in December of each year, or more frequently if a change in circumstances or the occurrence of events indicates that potential impairment exists. Through June 30, 2012, there has been no impairment of goodwill associated with the Source Loop acquisition.

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

Material terms of the agreement included:

•	Asentinel waived all claims for damages for prior infringement and agreed not to make claims for future infringement of its patents.

•	The Company agreed to pay Asentinel $500,000. Of that amount $250,000 was paid upon execution of the agreement, and $250,000 was paid on June 16, 2012.

•	The lawsuit was dismissed against the Company.

(9)	REVOLVING DEMAND NOTE AGREEMENT

On October 31, 2008, Veramark Technologies, Inc. entered into a Revolving Demand Note Agreement (the “Agreement”), with Manufacturers and Traders Trust Company (the “Bank”) to provide working capital in the ordinary course of business. This Agreement was amended in October 2010 increasing the amount available under the agreement from $400,000 to $750,000. At June 30, 2012, the Company had an outstanding balance of $155,000, under this Agreement.

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

On October 29, 2010, the Company entered into an agreement with Manufacturers and Traders Trust Company to provide a three year term loan in the amount of $200,000, the proceeds of which were used to purchase furnishings and fixtures for the Company’s new headquarters facility. The loan bears an interest rate of LIBOR plus 4.0%, with a minimum interest rate of 4.5%. At June 30, 2012, the remaining balance of the term loan was $88,889.

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

Overview

Revenues of $3,857,000 for the second quarter ended June 30, 2012 increased 19% from revenues of $3,247,000 for the same quarter of 2011. For the six months ended June 30, 2012, revenues of $7,462,000 represent an increase of 12% from revenues of $6,633,000 for the first six months of 2011.

Net income of $147,000, or $0.01 per diluted share for the quarter ended June 30, 2012 and $228,000, or $0.02 per share, for the six months ended June 30, 2012 compared with reported net losses of $671,000, or $0.07 per share, and $618,000, or $0.06 per share for the same three and six month periods of 2011. The first two quarters of 2011 included charges against earnings of $139,000 and $724,000 respectively, for legal fees and settlement costs associated with a patent infringement lawsuit brought against the Company in 2010.

The Company received new orders totaling $4.4 million during the second quarter of 2012, increasing total orders received for the first six months of 2012 to $8.7 million, an increase of 9% from orders received of $8.0 million for the first six months of 2011. Our backlog of recurring revenues increased 8% from the end of 2011 to $13.6 million at June 30, 2012.

Revenues

Our revenues are primarily earned from providing Telecom Expense Management (TEM) products and services under multi-year managed service contracts, or by the direct sale of licensed software. In either case, the sale may be made through strategic partners or directly to an end user. For the three and six months ended June 30, 2012, revenues from TEM services provided via multi-year contracts increased 62% and 50%, respectively, from the same three and six month periods of 2011. Revenues earned from the sale of software licenses, and services associated with that sale, increased 2% from the same quarter of 2011, and 3% for the six months ended June 30, 2012 from the six months ended June 30, 2011.

Gross Margin

Gross margin (revenues less cost of revenues) of $2,243,000 for the quarter ended June 30, 2012 increased 22% from gross margin of $1,842,000 for the second quarter of 2011. For the six months ended June 30, 2012 gross margin of $4,302,000 represented an increase of 11% from gross margin of $3,861,000 for the first six months of 2011. The higher margins reflect higher sales revenues for the three and six months ended June 30, 2012 as compared with 2011. As a percentage of revenues, gross margin represented 58% of revenue for both the six months ended June 30, 2011 and 2012.

Engineering and Software Development Costs

Engineering and software development expenses, net of development costs capitalized, totaled $272,000 and $564,000 for the three and six months ended June 30, 2012. This represents spending reductions of 7% and 6%, respectively, from the same three and six month periods of 2011. For the six months ended June 30, 2012, we capitalized $360,000 of software development costs, which compares with capitalization of $379,000 for the six months ended June 30, 2011. The table below summarizes gross expenses incurred for engineering and developments expenses, amounts capitalized, and the resulting net expense charged to the statement of operations for both the three and six months ended June 30, 3012 and 2011.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Gross expenditures for engineering & software development	$463,000	$493,000	$924,000	$980,000
Less: Software development costs capitalized	(191,000)	(200,000)	(360,000)	(379,000)

Net expense for engineering and software development	$272,000	$293,000	$564,000	$601,000

Selling, general and Administrative Costs (SG&A)

SG&A expenses of $1,829,000 for the three months ended June 30, 2012 increased 21% from the same quarter of 2011, and SGA expenses of $3,531,000 for the six months ended June 30, 2012 increased 16% from $3,048,000 for the first six months of 2011. The increase results from higher marketing, product management and selling expenses, primarily in form of additional salary expense and higher spending for professional services.

Liquidity and Capital Resources

At June 30, 2012 cash and short term investments totaled $462,000. At December 31, 2011 our cash position totaled $841,000. The decrease in cash position includes the second quarter 2012 payment of a $250,000 note associated with the patent litigation referenced earlier. There are no further liabilities associated with that litigation. The Company maintains a $750,000 line of credit agreement with a local bank, against which $595,000 was available at June 30, 2012.

Accounts receivable at June 30, 2012 of $2,176,000, increased 27% from the December 31, 2011 balance of $1,711,000. The increase is attributable to higher revenues realized in the first half of 2012 from prior year levels, and does not reflect a change in payment patterns of our clients. The reserve for bad debts has been increased from $35,000 at December 31, 2011 to $40,000 at June 30, 2012 based solely on the higher receivable balance.

Capital expenditures for the first half of 2012 totaled $54,000, which compared with $94,000 for the first half of 2011. We have retired $279,000 of capital equipment in 2012, virtually all of which had been fully depreciated. Depreciation expense of $97,000 for the first half of 2012 compares with $103,000 for the same period of 2011.

Software development costs capitalized, and carried on our balance sheet at June 30, 2012 of $2,669,000 decreased 2% from $2,737,000 at December 31, 2011. For the first six months of 2012 we have capitalized $360,000 of development costs and amortized $428,000 of development costs capitalized in prior periods. A year ago we had capitalized $379,000 of software development costs through June 30, and amortized $522,000. Amortization costs are charged to cost of revenues in the Company’s Statements of Operations.

Pension assets of $3,361,000 at June 30, 2012 are an offset to our pension liabilities and consist of the current cash surrender values of a series of company–owned life insurance policies designed to reimburse the Company for past, present and future pension obligations. These cash surrender values are also fully available to fund current operations at the Company’s discretion. The associated death benefits attached to these policies, totaling $10.2 million, are not included on the Company’s balance sheet. Further participation and future growth in pension benefits was suspended in 2008.

Current liabilities of $6,862,000 at June 30, 2102 decreased $444,000, or 6% from the December 31, 2011 balance of $7,306,000 which included small increases in accounts payable ($18,000), current pension obligations ($18,000) offset by reductions in accrued compensation ($112,000), deferred revenues ($117,0000), short term debt ($95,000), and other accrued liabilities ($13,000). The reduction in short term debt includes the payment of $250,000 note in final settlement of the patent infringement action discussed above, and $155,000 borrowed against our line of credit arrangement. Other accrued liabilities include $852,000 of payments that will be made on behalf of clients utilizing the bill-pay option of our suite of TEM services, to be paid upon the receipt of funds from those clients.

Long term debt, in addition to our pension obligation, consists of $22,000 remaining on a three year term loan with a local bank and a non-cash prepaid rent liability of $100,000, both associated with the Company’s move to our current facility in 2010.

Stockholder equity of a negative $192,000 at June 30, 2012 improved from a negative $493,000 at December 31, 2011. The change in equity includes the net income of $228,000 for the six months ended June 30, 2012 and $18,000 in proceeds from stock purchased by employees through the Company’s employee stock purchase plan.

It is management’s opinion, given current cash and investment balances, availability under its line of credit agreement and full access to cash surrender values of company – owned insurance policies that more than sufficient capital and liquidity exists to fully fund operations for the next twelve months and beyond.

Accounting Pronouncements

•

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, topic 820, Fair Value Measurement, to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with United States GAAP and International Financial Reporting Standards. Some of the amendments clarify the Board’s intent about the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. Specifically, the guidance requires additional disclosures for fair value measurements that are based on significant unobservable inputs. The updated guidance is to be applied prospectively and became effective for the Company’s interim and annual periods beginning January 1, 2012. The adoption of this guidance did not have a material impact on the Company’s financial statements.

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

•

In September 2011, the FASB issued Accounting Standards Update No. 2011-08, topic 350, Intangibles – Goodwill and Other, to simplify how entities test goodwill for impairment. The amendments in the Update permit an entity to first assess qualitative factors to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The amendments in this Update became effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. This update did not have a material effect on the Company’s financial statements.

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

On October 29, 2010 the Company entered into an agreement with Manufacturers and Traders Trust Company to provide a three year term note in the amount of $200,000, the proceeds of which were used to purchase furnishings and fixtures for the Company’s new headquarters facility. The loan bears an interest rate of LIBOR plus 4.0%, with a minimum interest rate of 4.5%. At June 30, 2012, the remaining balance of the term loan was $88,889.

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

Material terms of the agreement included:

•	Asentinel waived all claims for damages for prior infringement and agreed not to make claims for future infringement of its patents.

•	The Company agreed to pay Asentinel $500,000. Of that amount $250,000 was paid upon execution of the agreement and $250,000 was paid on June 16, 2012.

•	The lawsuit was dismissed against the Company.

Item 1A	Risk Factors

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

A Failure of our Information Technology systems could materially Adversely Affect our Business.

A failure or prolonged interruption in our information technology systems that compromises our ability to meet our customers' needs, or impairs our ability to record, process and report accurate information to the SEC could have a material adverse effect on our financial condition.

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

Item 4	Mine Safety Disclosures

Not Applicable.

Item 5:	Other Information

None

Item 6:	Exhibits, Consolidated Financial Statement Schedule and Reports on Form 8-K

(a)	Financial Statements as set forth under Item 8 of this report on Form 10-K

(b)	Exhibits required to be filed by Item 601 of Regulation S-K

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-18 (File No. 2-96787) filed on March 22, 1985)

3.2	Bylaws (incorporated by reference to Exhibit 3 to the Company’s Registration Statement on Form S-8 filed on October 5, 1992)

10.1	Letter Agreement dated as of March 29, 2007 by and between the Company and David G. Mazzella (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 3, 2007)

10.2*	Amended and Restated Board of Directors Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 26, 2007)

10.3*	Employment Agreement dated as of December 17, 2007 by and between the Company and Anthony C. Mazzullo (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 19, 2007)

10.4*	Letter Agreement dated as of February 4, 2008 by and between the Company and Douglas F. Smith (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 4, 2008)

10.5*	Restricted Stock Award Agreement dated as of January 1, 2008 by and between the Company and Anthony C. Mazzullo (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 25, 2008)

10.6*	2008 Employee Stock Purchase Plan (incorporated by reference to Exhibit F to the Company’s Proxy Statement for its 2008 Annual Meeting of Shareholders filed on April 29, 2008)

10.7*	Description of non-employee director compensation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 18, 2008)

10.8*	Amended Salary Continuation Agreement dated as of October 10, 2008 by and between the Company and Ronald C. Lundy (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 17, 2008)

10.9*	Form of 2008 Employee Stock Purchase Plan Enrollment Agreement (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (File No. 333-155286) filed on November 12, 2008)

14	Code of Business Conduct and Ethics (incorporated by reference to Exhibit E to the Company’s Proxy Statement for its 2008 Annual Meeting of Shareholders filed on April 14, 2011)

18	Preferability Letter from Independent Registered Public Accounting Firm Regarding Change in Accounting Principle (incorporated by reference to Exhibit 18 of the Company’s Annual Report on Form 10-K, filed on March 26, 2012.)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Extension Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement.

(c)	Schedules required to be filed by Regulation S-X

none

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERAMARK TECHNOLOGIES, INC.

REGISTRANT

Date: August 13, 2012

/s/ Anthony C. Mazzullo
Anthony C. Mazzullo
President and CEO

Date: August 13, 2012

/s/ Ronald C. Lundy
Ronald C. Lundy
Vice President of Finance and CFO