Form 10-Q
period 2012-09-30
VERAMARK TECHNOLOGIES INC
filed 2012-11-13
CIK 747605

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

☒	Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934

or

☐	Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For Quarter Ended September 30, 2012

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

The number of shares of Common Stock, $.10 par value, outstanding on September 30, 2012 was 10,664,109.

PART I FINANCIAL INFORMATION

VERAMARK TECHNOLOGIES, INC.

CONDENSED BALANCE SHEETS (Unaudited)

	September 30,	December 31,
	2012	2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$604,451	$679,405
Investments	118,332	161,949
Accounts receivable, trade (net of allowance for doubtful accounts of $45,200 and $35,000, respectively)	1,982,470	1,711,171
Prepaid expenses	491,293	434,357
Other current assets	685,491	873,975

Total Current Assets	3,882,037	3,860,857
PROPERTY AND EQUIPMENT
Cost	2,437,950	2,601,535
Less accumulated depreciation	(1,901,394)	(2,033,766)

Property and Equipment (net)	536,556	567,769
OTHER ASSETS:
Software development costs (net of accumulated amortization of $2,004,706 and $1,892,938)	2,614,901	2,736,572
Pension assets	3,341,324	3,320,073
Intangibles, net	415,250	563,000
Goodwill	336,219	336,219
Deposits and other assets	1,162,612	1,121,738

Total Other Assets	7,870,306	8,077,602

TOTAL ASSETS	$12,288,899	$12,506,228

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$229,064	$300,878
Accrued compensation	888,907	740,947
Deferred revenue	4,257,968	4,276,071
Current portion of pension obligation	558,660	538,159
Contingent liability	0	140,828
Short term debt	66,667	316,667
Other accrued liabilities	809,142	992,052

Total Current Liabilities	6,810,408	7,305,602

Long-Term debt	5,555	55,555
Long-Term portion of pension obligation	5,295,535	5,534,531
Other long-term liabilities	98,946	103,237

Total Liabilities	12,210,444	12,998,925
STOCKHOLDERS’ EQUITY:
Common Stock, par value $.10; shares authorized, 40,000,000; 10,744,334 and 10,696,996 shares issued	1,074,433	1,069,699
Additional paid-in capital	23,001,930	22,906,932
Accumulated deficit	(23,616,298)	(24,091,174)
Treasury stock (80,225 shares, at cost)	(385,757)	(385,757)
Accumulated other comprehensive income	4,147	7,603

Total Stockholders’ Equity	78,455	(492,697)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,288,899	$12,506,228

The accompanying notes are an integral part of these financial statements.

VERAMARK TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
NET REVENUES
Product revenues	$490,495	$400,612	$1,351,853	$1,242,181
Service revenues	3,369,438	3,028,727	9,969,904	8,820,124

Total Net Revenues	3,859,933	3,429,339	11,321,757	10,062,305

COSTS AND OPERATING EXPENSES:
Cost of revenues	1,568,246	1,486,058	4,728,189	4,258,404
Engineering and software development	321,722	227,350	886,145	828,097
Selling, general and administrative	1,727,636	1,639,572	5,258,214	4,687,116
Litigation expenses & settlement costs	0	0	0	862,995

Total Costs and Operating Expenses	3,617,604	3,352,980	10,872,548	10,636,612

INCOME (LOSS) FROM OPERATIONS	242,329	76,359	449,209	(574,307)

NET INTEREST INCOME	4,818	9,182	25,668	41,958

INCOME (LOSS) BEFORE TAXES	247,147	85,541	474,877	(532,349)

INCOME TAXES	0	0	0	0

NET INCOME (LOSS)	$247,147	$85,541	$474,877	$(532,349)

NET INCOME (LOSS) PER SHARE
Basic	$0.02	$0.01	$0.04	$(0.05)

Diluted	$0.02	$0.01	$0.04	$(0.05)

The accompanying notes are an integral part of these financial statements.

VERAMARK TECHNOLOGIES, INC,

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net Income (Loss)	$247,147	$85,541	$474,877	$(532,349)
Unrealized Change - Investments, net of tax	(1,437)	(1,342)	(3,456)	(11,407)

Total Comprehensive Income (Loss)	$245,710	$84,199	$471,421	$(543,756)

The accompanying notes are an integral part of these financial statements.

VERAMARK TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2012	2011
OPERATING ACTIVITIES:
Net income (Loss)	$474,877	$(532,349)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	941,031	1,122,836
Increase (decrease) in Bad Debt Reserve	10,200	(7,000)
Change in acquisition liabilities	(140,828)	(239,400)
Compensation expense - equity grants	81,625	36,523
Loss on Disposal of Assets	1,698	39
Changes in assets and liabilities:
Accounts receivable	(281,499)	182,299
Prepaid expenses	(56,936)	(788,720)
Pension assets	(21,251)	(91,470)
Deposits and other assets	147,610	(42,222)
Accounts payable	(71,814)	(83,048)
Accrued compensation and related taxes	147,960	69,547
Deferred revenue	(18,103)	265,880
Other accrued liabilities	(182,910)	541,287
Note Payable	(250,000)	250,000
Prepaid rent liability	(4,291)	52,334
Pension obligation	(218,495)	(196,544)

Net cash provided by operating activities	558,874	539,992

INVESTING ACTIVITIES:
Acquisition of Source Loop	0	(450,000)
Sale of investments	40,160	92,934
Additions to property and equipment	(117,656)	(120,306)
Capitalized software development costs	(524,439)	(648,325)

Net cash flows used by investing activities	(601,935)	(1,125,697)

FINANCING ACTIVITY:
Borrowing (repayment) - line of credit	0	(180,000)
Bank borrowing - repayment of term loan	(50,000)	(50,000)
Exercise of stock options	0	161,259
Employee Stock Purchase Plan	18,107	12,414

Net cash used by financing activities	(31,893)	(56,327)

Net change in cash and cash equivalents	(74,954)	(642,032)
Cash and cash equivalents, beginning of year	679,405	1,236,375

Cash and cash equivalents, end of period	$604,451	$594,343

SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid (refunded)	$2,862	$(8,306)
Interest paid	$5,881	$9,446

The accompanying notes are an integral part of these financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

(1)	GENERAL

The accompanying unaudited financial statements include all adjustments of a normal and recurring nature which, in the opinion of Company’s management, are necessary to present fairly, the Company’s financial position as of September 30, 2012, the results of its operations for the three and nine months ended September 30, 2012 and 2011, and cash flows for the nine months ended September 30, 2012 and 2011.

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

The results of operations and cash flows for the three and nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for the full year’s operation. Certain prior period amounts have been reclassified to conform to the current period presentation.

(2)	PROPERTY AND EQUIPMENT

The major classifications of property and equipment at September 30, 2012, and December 31, 2011 were:

	September 30,	December 31,
	2012	2011
Machinery and equipment	$0	$116,385
Computer hardware and software	1,374,504	1,301,043
Furniture and fixtures	1,063,446	1,184,107

	$2,437,950	$2,601,535

For the nine months ended September 30, 2012 and 2011, the Company recorded depreciation expense of $147,170 and $151,486, respectively.

(3)	STOCK-BASED COMPENSATION

The Company’s share-based compensation consists of restricted stock and stock options, vesting over periods ranging from one to four years. For the nine months ended September 30, 2012, the Company awarded 104,500 stock options vesting over one to four years. During the first nine months of 2011, the Company awarded 301,875 stock options vesting over one to four years.

A summary of the status of the Company’s stock option plan as of September 30, 2012, is as follows:

		Weighted	Weighted	Average
		Average	Average	Remaining
		Exercise	Grant-Date	Contractual	Intrinsic
	Shares	Price	Fair Value	Term (Yrs)	Value
Outstanding as of December 31, 2011	1,422,443	$0.68	$0.64	6.2	$32,080
Granted	104,500	0.45	0.44		0
Exercised	0	0.00			0
Canceled	(55,360)	0.61			(2,710)

Outstanding as of September 30, 2012	1,471,583	$0.67	$0.62	5.8	$29,370

Options exercisable at September 30, 2012	1,061,926	$0.71	$0.65	4.6	$29,370

As of September 30, 2012, there was $141,394 of total unrecognized compensation cost related to non-vested stock options granted under the Plan, and $7,020 of unrecognized compensation cost related to non-vested restricted stock grants. The compensation cost for stock options will be recognized over a weighted-average period of 1.5 years. The compensation costs of restricted stock will be recognized over a weighted-average period of 0.5 years.

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

Calculations of Earnings (Loss) Per Share

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Basic

Net Income (loss)	$247,147	$85,541	$474,877	$(532,349)

Weighted average common shares outstanding	10,664,109	10,426,311	10,634,111	10,234,239

Net Income (loss) per common share	$0.02	$0.01	$0.04	$(0.05)

Diluted

Net Income (loss)	$247,147	$85,541	$474,877	$(532,349)

Weighted average common shares outstanding	10,664,109	10,426,311	10,634,111	10,234,239

Additional dilutive effect of stock options and warrants after application of treasury stock method	21,034	57,080	20,867	0

Weighted average dilutive shares outstanding	10,685,143	10,483,391	10,654,978	10,234,239

Net Income (loss) per common share assuming full dilution	$0.02	$0.01	$0.04	$(0.05)

There were no dilutive effects of stock options for the nine months ended September 30, 2011, as the effect would have been anti-dilutive due to the losses incurred for the period.

(5)	INDEMNIFICATION OF CUSTOMERS

Our agreements with customers generally require us to indemnify the customer against claims that our software infringes third party patent, copyright, trademark or other proprietary rights. Such indemnification obligations are generally limited in a variety of industry-standard respects, including our right to replace an infringing product. As of September 30, 2012, we had not experienced any material losses related to these indemnification obligations and no material claims with respect thereto were outstanding. We do not expect significant claims related to these indemnification obligations, and consequently, we have not established any related reserves.

(6)	BENEFIT PLANS

The Company sponsors an employee incentive savings plan under Section 401(k) for all eligible employees. The Company’s contributions to the plan are discretionary. During the first quarter of 2011, the Company’s contribution to employee 401(k) accounts totaled $26,589. There are no contributions to date in 2012.

The Company also sponsors an unfunded Supplemental Executive Retirement Program (“SERP”), which is a non-qualified plan that provides certain former employees, and one current employee defined pension benefits. Periodic pension expense for the three and nine months ended September 30, 2012 and 2011, consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Interest Cost	60,000	60,000	180,000	180,000

The Company paid pension obligations of $398,494 for the nine months ended September 30, 2012 and $376,544 for the nine months ended September 30, 2011.

The discount rate used in determining the actuarial present value of the projected benefit obligation was 4.5% for the nine months ended September 30, 2012 and 5.0% for the nine months ended September 30, 2011.

The Company maintains life insurance covering certain current and former employees under its Supplemental Executive Retirement Program with the Company named as beneficiary. The Company intends to use the death benefits of these policies, as well as loans against the accumulating cash surrender value of the policies, to fund future pension obligations. The total death benefit associated with these policies is $10.2 million, with an associated accumulated cash surrender value of approximately $3,341,000 at September 30, 2012. The accumulated cash surrender values of these policies at December 31, 2011 was approximately $3,320,000.

The projected pension benefits paid or expected to be paid under this plan are as follows, assuming retirement at age 65 and life expectancies based on IRS mortality tables:

Period Ending December 31, Unless Stated Otherwise,

Q4 2012	139,665
2013	558,660
2014	490,660
2015	449,060
2016	454,340
2017 - 2021	2,547,478

(7)	INTANGIBLE ASSETS AND GOODWILL

Under the purchase method of accounting, we allocated the fair value of the total consideration expected to be transferred, to the tangible and identifiable intangible assets acquired from Source Loop in June 2010, based on their estimated fair values on the date of acquisition. The fair values assigned to the identifiable intangible assets were based on estimates and assumptions determined by management. The following table summarizes the fair values assigned to the identifiable intangible assets by asset class at the time of acquisition, and the subsequent amortization through September 30, 2012 of those intangible assets.

Amortization of Intangible Assets Acquired in Source Loop Acquisition

(In 000s except weighted avg life in years)

	Weighted	FMV at	Current	Accumulated	Net Value by
	Avg Life	Acquisition	Year	Amortization	Asset Class
Intangible Asset Class	Years	Date	Amortization	at 9/30/12	at 9/30/12
Customer Contracts	3	$526	$81	$271	$255
Customer Relationships	3	260	31	154	106
Key Employee Agreements	1	177	33	129	48
Other	1	30	3	24	6

Sub-Total Intangibles Subject to Amoritization	3	993	$148	$578	$415

Goodwill		336

Total Intangible Assets Acquired		$1,329

Expected Future Amoritzation

Intangible Asset Class	Q4 2012	2013	2014	2015	2016
Customer Contracts	$22	$62	$55	$47	$41
Customer Relationships	11	31	25	19	15
Key Employee Agreements	9	39	0	0	0
Other	2	3	1	0	0

Sub-Total Intangibles Subject to Amoritization	$44	$135	$81	$66	$56

Goodwill represents the excess of the purchase price paid over the fair value of assets acquired. Goodwill is not amortized and is subject to an impairment test conducted in December of each year, or more frequently if a change in circumstances or the occurrence of events indicates that potential impairment exists. Through September 30, 2012, there has been no impairment of goodwill associated with the Source Loop acquisition.

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

On October 31, 2008, Veramark Technologies, Inc. entered into a Revolving Demand Note Agreement (the “Agreement”), with Manufacturers and Traders Trust Company (the “Bank”) to provide working capital in the ordinary course of business. This Agreement was amended in October 2010 increasing the amount available under the agreement from $400,000 to $750,000. At September 30, 2012, the Company had no outstanding balance, under this Agreement.

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

On October 29, 2010, the Company entered into an agreement with Manufacturers and Traders Trust Company to provide a three year term loan in the amount of $200,000, the proceeds of which were used to purchase furnishings and fixtures for the Company’s new headquarters facility. The loan bears an interest rate of LIBOR plus 4.0%, with a minimum interest rate of 4.5%. At September 30, 2012, the remaining balance of the term loan was $72,222.

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

Overview

Revenues of $3,860,000 for the three months ended September 30, 2012, and $11,322,000 for the nine months ended September 30, 2012, represent increases of 13% from revenues of $3,429,000 and $10,062,000 for the same three and nine months periods of 2011. Net income of $247,000, or $0.02 per diluted share for the three months ended September 30, 2012 compares with net income of $86,000, or $0.01 per diluted share for the third quarter of 2011. Net income of $475,000, or $0.04 per diluted share, for the nine months ended September 30, 2012 compares with a net loss of $532,000 for the first nine months of 2011.

Orders received of $4.3 million for the three months ended September 30, 2012 increased total orders for the nine months ended September 30, 2012 to $13.0 million, an increase of 1% from orders received of $12.9 million for the nine months ended September 30, 2011. The backlog of recurring revenues at September 30, 2012 of $13.8 million, increased 2% from the end of the second quarter of 2012, and 10% from the December 31, 2011 backlog of $12.6 million.

Revenues

Revenues are earned from providing Telecom Expense Management (TEM) product and services under multi – year managed service contracts, or by the direct sale of licensed software. In either case, the sale may be made through strategic partners or directly to the end user. For the three and nine months ended September 30, 2012, revenues earned under multi-year contracts increased 25% and 40% respectively, from the same three and nine month periods of 2011. Revenues earned from the sale of licensed software, including associated maintenance and services, increased 4% for the three months ended September 30, 2012, and 3% for the nine months ended September 30, 2012, from the same three and nine month periods of 2011.

Gross Margin

Gross margin (revenues less cost of revenues) of $2,292,000, or 59% of revenues, for the three months ended September 30, 2012 increased 18% from gross margin of $1,943,000, or 57% of revenues for the three months ended September 30, 2011. For the nine months ended September 30, 2012, gross margin of $6,594,000 increased 14% from $5,804,000 for the nine months ended September 30, 2011. Gross margin represented 58% of revenue for both nine-month periods ended September 30, 2012 and 2011.

Engineering and Software Development Costs

Engineering and software development expenses, net of the capitalization of software development costs, totaled $322,000 and $886,000 for the three and nine months ended September 30, 2012. This represents increases of 42% and 7% respectively, from net engineering and software development costs of $227,000 and $828,000 for the three and nine months ended September 30, 2011. The increase in expense results from a reduction in software development costs capitalized in 2012 as compared to the prior year. For the three and nine month periods ended September 30, 2012, development costs capitalized totaled $164,000 and $525,000, respectively. This compares with development costs capitalized of $269,000 and $648,000 for the same three and nine month periods of 2011. The table below summarizes gross expenses incurred for the engineering and software development, development costs capitalized, and the resulting net expense charged to the statement of operations, for the three and nine months ended September 30, 2012 and 2011.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Gross expenditures for engineering & software development	$486,000	$496,000	$1,411,000	$1,476,000
Less: Software development costs capitalized	(164,000)	(269,000)	(525,000)	(648,000)

Net expense for engineering and software development	$322,000	$227,000	$886,000	$828,000

Selling, General and Administrative Costs (SG&A)

SG&A expenses of $1,728,000 for the three months ended September 30, 2012 increased 5% from $1,640,000 for the same quarter of 2011. The increase was attributable to higher costs for business insurance policies and an increase in fees paid third party professional service providers. SG&A expenses of $5,258,000 for the nine months ended September 30, 2012 increased 12% from expenses of $4,687,000 for the nine months ended September 30, 2011. In addition to the higher expenses referenced above, the year to date increase includes a 21% increase in marketing and product management costs.

Liquidity and Capital Resources

Our total cash position (cash plus cash equivalents and short term investments) totaled $723,000 at September 30, 2012, an increase of $261,000 from the June 30, 2012 balance of $462,000. At December 31, 2011, our total cash position was $841,000. During the third quarter, the Company repaid $155,000 outstanding on its $750,000 line of credit arrangement with a local bank, and currently has no outstanding balance under that arrangement.

Accounts receivable of $1,982,000 at September 30, 2012 increased 16% from the December 31, 2011 balance of $1,711,000, reflecting higher sales revenue in 2012 versus the prior year. The reserve for bad debts at September 30, 2012 is $45,000, up from $35,000 at the end of 2011.

Prepaid expenses increased from $434,000 at December 31, 2011 to $491,000 at September 30, 2012 due to an increase in commissions paid on the sale of multi-year TEM service contracts, which will be expensed in future periods as the associated revenues are recognized.

Through September 30, 2012, the Company has made capital expenditures of $118,000, primarily in the form of technology upgrades. For the first nine months of 2011, capital expenditures totaled $120,000. Depreciation expense for the first nine months of 2012 totaled $147,000, down from $151,000 for the first nine months of 2011.

Software development costs capitalized and included in our balance sheet at September 30, 2012 of $2,615,000 decreased 4% from the December 31, 2011 balance of $2,737,000. During the first nine months of 2012, we capitalized $524,000 of software development costs and amortized $646,000 of costs capitalized in prior periods. For the first nine months of 2011, capitalized development costs totaled $648,000 and amortization costs were $791,000. Amortization costs are charged to cost of revenues in the statement of operations.

The intangible asset of $415,000 at September 30, 2012 represents the remaining unamortized fair market values of assets acquired from Source Loop in 2010. For the first nine months of 2012, we have amortized $148,000 of the remaining fair market values, which has been charged to SG&A expense in the statement of operations. See note 7 to the financial statements for a summary of the fair market values assigned at the time of acquisition and the future expected amortization expense.

Pension assets at September 30, 2012 of $3,341,000 compare with a balance of $3,320,000 at December 31, 2011, and consist of the current cash surrender values of a series of company-owned life insurance contracts designed to reimburse the Company for past, present and future pension obligations. These cash surrender values are also available to fund the current operations at the Company’s discretion. Participation in and future growth of the Company’s supplemental executive retirement program were suspended in 2008. The associated death benefits attached to those policies total $10.2 million and are not included in the Company’s balance sheet.

Current liabilities of $6,810,000 at September 30, 2012 decreased $496,000, or 7%, from $7,306,000 at December 31, 2011. The decrease includes the second quarter 2012 payment of a $250,000 note in final settlement of a patent infringement lawsuit filed against the Company in 2010, and $141,000 paid as final consideration in connection with the 2010 acquisition of Source Loop. Reductions in accounts payable ($72,000), deferred revenues ($18,000), and accrued liabilities ($183,000), were partially offset by an increase in accrued compensation costs of $148,000.

Long term debt, in addition to future pension obligations include $6,000 remaining on a three year term loan with a local bank and a non-cash prepaid rent liability of $99,000, both relating to the move to our current facility in 2010.

Stockholder’s equity of $78,000 at September 30, 2012 increased from a negative $493,000 at December 31, 2011, as a result of the net income earned for the first nine months of 2012. During 2012, employees of the Company have purchased 47,338 shares of Company stock for a total consideration of $18,000.

It is management’s opinion, given current cash and investment balances, availability under its line of credit arrangement, and access to cash surrender values of company-owned life insurance policies, that more than sufficient capital exists to fully fund operational and strategic objectives for the next twelve months and beyond.

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

•

In July 2012, the FASB issued Accounting standards Update No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment, to reduce the complexity of performing an impairment test for indefinite-lived intangible assets by simplifying how an entity tests those assets for impairment and to improve consistency in impairment testing guidance among long-lived asset categories. The amendments permit an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles—Goodwill and Other—General Intangibles Other than Goodwill. The amendments of this update are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The Company does not expect this update to have a material effect on the Company’s financial statements.

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

On October 29, 2010 the Company entered into an agreement with Manufacturers and Traders Trust Company to provide a three year term note in the amount of $200,000, the proceeds of which were used to purchase furnishings and fixtures for the Company’s new headquarters facility. The loan bears an interest rate of LIBOR plus 4.0%, with a minimum interest rate of 4.5%. At September 30, 2012, the remaining balance of the term loan was $72,222.

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

Item 4	Mine Safety Disclosures

Not Applicable.

Item 5:	Other Information

None

Item 6:	Exhibits, Consolidated Financial Statement Schedule and Reports on Form 8-K

(a)	Financial Statements as set forth under Item 8 of this report on Form 10-K

(b)	Exhibits required to be filed by Item 601 of Regulation S-K

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-18 (File No. 2-96787) filed on March 22, 1985)

3.2	Bylaws (incorporated by reference to Exhibit 3 to the Company’s Registration Statement on Form S-8 filed on October 5, 1992)

10.1	Letter Agreement dated as of March 29, 2007 by and between the Company and David G. Mazzella (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 3, 2007)

10.2*	Amended and Restated Board of Directors Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 26, 2007)

10.3*	Employment Agreement dated as of December 17, 2007 by and between the Company and Anthony C. Mazzullo (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 19, 2007)

10.4*	Restricted Stock Award Agreement dated as of January 1, 2008 by and between the Company and Anthony C. Mazzullo (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 25, 2008)

10.5*	2008 Employee Stock Purchase Plan (incorporated by reference to Exhibit F to the Company’s Proxy Statement for its 2008 Annual Meeting of Shareholders filed on April 29, 2008)

10.6*	Description of non-employee director compensation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 18, 2008)

10.7*	Amended Salary Continuation Agreement dated as of October 10, 2008 by and between the Company and Ronald C. Lundy (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 17, 2008)

10.8*	Form of 2008 Employee Stock Purchase Plan Enrollment Agreement (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (File No. 333-155286) filed on November 12, 2008)

10.9*	Change of Control Agreement dated as of June 30, 2012, by and between the Company and Ronald C. Lundy (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 31, 2012)

10.10*	2012 Incentive Compensation Plan entered into on August 27, 2012, by and between the Company and Anthony C. Mazzullo (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 30, 2012)

14	Code of Business Conduct and Ethics (incorporated by reference to Exhibit E to the Company’s Proxy Statement for its 2008 Annual Meeting of Shareholders filed on April 14, 2011)

18	Preferability Letter from Independent Registered Public Accounting Firm Regarding Change in Accounting Principle (incorporated by reference to Exhibit 18 of the Company’s Annual Report on Form 10-K, filed on March 26, 2012.)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Extension Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement.

(c)	Schedules required to be filed by Regulation S-X

none

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERAMARK TECHNOLOGIES, INC.

REGISTRANT

Date: November 12, 2012

/s/ Anthony C. Mazzullo
Anthony C. Mazzullo
President and CEO

Date: November 12, 2012

/s/ Ronald C. Lundy
Ronald C. Lundy
Vice President of Finance and CFO