Form 10-K
period 2012-12-31
VERAMARK TECHNOLOGIES INC
filed 2013-04-01
CIK 747605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2012

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 0-13898

Veramark Technologies, Inc.

(Exact Name of Registrant as specified in its Charter)

Delaware	16-1192368
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

1565 Jefferson Road, Suite 120, Rochester, NY	14623
(Address of principal executive offices)	(Zip Code)

(585) 381-6000

(Registrant’s telephone number, including area code)

Securities to be registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.10 par value per share

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 29, 2012 was $3,061,510. The market value calculation was determined using a per share price of $0.45, the price at which the registrant’s common stock was last sold on the Over-the-Counter Bulletin Board System on such date.

The number of shares of Common Stock, $.10 par value, outstanding on February 28, 2013 was 10,752,406.

DOCUMENTS INCORPORATED BY REFERENCE*

PART I	-		None

PART II	-		None

PART III	-	Item 10	Portions of the Company’s Proxy Statement for the Annual Meeting of Shareholders anticipated to be held on or about May 22, 2013, under the headings “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

		Item 11	Portions of the Company’s Proxy Statement for the Annual Meeting of Shareholders anticipated to be held on or about May 22, 2013, under the heading “Executive Compensation.”

		Item 12	The tables contained in portions of the information under the headings of “Election of Directors” and “Stock Options” of the Company’s Proxy Statement for the Annual Meeting of Shareholders anticipated to be held on or about May 22, 2013.

		Item 13	Portions of the Company’s Proxy Statement for the Annual Meeting of Shareholders anticipated to be held on or about May 22, 2013, under the heading “Certain Relationships and Related Transactions.”

		Item 14	Portions of the Company’s Proxy Statement for the Annual Meeting of Shareholders anticipated to be held on or about May 22, 2013, under the heading “Audit Fees and Services.”

*	In the event that the Company’s Annual Meeting of Shareholders is not held prior to the end of May 2013, the Company will file an amendment to this Annual report on Form 10-K on or before April 30, 2013 to include the information anticipated to be incorporated by reference herein.

FORWARD-LOOKING STATEMENTS

In addition to historical information, certain sections of this Form 10-K may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Act”) that discuss the Company’s beliefs, expectations or intentions or those pertaining to the Company’s operations, markets, products, services, price and performance. Forward-looking statements use words such as, without limitation, “anticipate,” “believe,” “estimate,” “expect,” “contemplate,” “project,” “could,” “may,” “might,” “should,” and “would.” Forward-looking statements and the success of the Company, generally involve numerous risks and uncertainties such as economic trends, interest rates, income tax laws, governmental regulations, legislation and those risk factors discussed elsewhere in this report and the Company’s other filings under the Act. The Company cannot guarantee that any forward-looking statements will be accurate, although the Company believes that it has been reasonable in its expectations and assumptions. Forward-looking statements are also subject to the risks identified in “Risk Factors” and elsewhere in this report. Such risk factors include, without limitation, competitive pressures in our business; cyber security concerns; a decline in the demand for our software and products; risks particular to our marketing and sales efforts; and access to capital. Readers are cautioned not to place undue reliance on our forward-looking statements and are advised to carefully review the risks identified in “Risk Factors” and elsewhere in this report. The Company does not undertake to update its forward-looking statements, except as required by law.

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

Veramark market position at a glance:

•	Managed Services for the entire procure-to-pay lifecycle, as well as help desk services, up to and including full Business Process Outsourcing.

•	VeraSMART, a highly configurable, full-featured platform for lifecycle management of telecom expenses and related business processes.

•	Thousands of active customers ranging from small businesses to global enterprises, US national commercial enterprises, educational institutions, and government agencies.

•	An on-shore (domestic) delivery and support model that delivers responsive, high quality customer service.

•

A Professional Services team that delivers high-value, one-time engagements – including audit, sourcing, benchmarking, operational assessment and network optimization – which gain the confidence of customers and create opportunities for multi-year TEM programs.

•	Continual investment in innovation and R&D has positioned VeraSMART as one of the market-leading platforms for enabling TEM processes.

•	Extensive training, implementation, and customer support services, to provide comprehensive solutions for every deployment approach.

•	One of the few public companies in TEM, offering customers internal controls, transparency, and financial stability.

Veramark software and services are developed and delivered by Veramark employees based in our Rochester, NY and Sandy Springs, GA offices. Veramark sells and markets its products and services directly and through distribution channels, and maintains relationships with many top telecommunications service and equipment providers including: AT&T Inc., Avaya® and Cisco®.

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

TEM processes that can be outsourced to Veramark include:

•

Invoice loading – Veramark can consolidate the customer’s wireless and wireline invoices, convert paper invoices to e-Bills, and load invoices into the VeraSMART system. Compared to manual methods, our invoice loading service can reduce labor costs and processing time.

•

Invoice processing – Veramark can manage the invoice processing workflow for the customer utilizing the features of VeraSMART. Wireless and wireline invoices can be validated or reported on as compared to inventory, contracted rates, personnel and cost centers. Veramark can facilitate the coding and approval process to reduce cycle times and mitigate the risk of incurring late payment fees. Veramark TEM experts may be engaged to analyze invoices to help find opportunities to optimize services and reduce expenses for the customer.

•

Bill payment – Veramark can pay the customer’s approved wireless and wireline invoices on their behalf and present the customer with a single consolidated monthly bill for the total amount. Veramark’s bill payment service can provide prompt, accurate payment of approved charges. Labor costs and risks of payment errors (both underpayment and overpayment) and late payment (and resulting penalties) can be minimized.

•

Dispute management – Veramark’s Managed Services team may work directly with the customer’s vendors to settle disputes rapidly. We vigorously pursue the recovery of identified and approved credits on the customer’s behalf for potential carrier overcharges. Our dispute management service allows customers to leverage the expertise of our TEM experts, while keeping their staff focused on core capabilities and strategic objectives.

•

Ordering and provisioning – Veramark’s Ordering and Provision service can help customers reduce off-contract orders and meet their Minimum Annual Revenue Commitment (MARC) contract requirements. TEM Managed Services can manage orders using an automated workflow that optimizes transaction speed and accuracy.

•

Managed mobility services – Veramark offers a comprehensive suite of services to help customers manage their mobile devices and reduce wireless expenses. Our in-house managed mobility services team will order, provision, and stage mobile devices; configure applications and set up email accounts; optimize service plans and pools; manage invoices, disputes, usage, and sourcing; and provide advanced help desk services.

•

Help desk – Veramark offers help desk services for support of voice, data and wireless networks and equipment. Customers may outsource these services and have Veramark staff handle calls from users. Our U.S. based help desk team is trained to assist callers with a wide range of tasks and repairs associated with wireline and wireless communications. Help desk services can help customers reduce the costs associated with serving internal users.

Professional Services

Veramark Professional Services offer customers one-time programs for assessing, benchmarking and improving upon inefficiencies in their sourcing and bill processing environments.

Professional Services include one or more of the followings:

•	Sourcing – Assist customers with carrier selection, carrier contracts, and contract negotiations to help reduce contract rates

•	Benchmarking – Utilize proprietary benchmark data to help customers compare their historical costs with market averages to help them negotiate fair rates and terms in carrier contracts

•

Network optimization – Evaluate existing networks and services to identify opportunities to consolidate resources and apply new technology that could help reduce the operational expenses without sacrificing services

•	Operational assessments – Assess the current environment and identify opportunities to improve the overall value received (costs as compared with quality of services)

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

VeraSMART enables a range of capabilities for TEM including the following:

•

Usage management – captures call records (call accounting), invoice data, organizational structure (employees and cost centers), asset data (inventory) and carrier service data to provide a comprehensive view of your wireline and wireless telecom services and usage.

•

Invoice analysis and dispute management – captures invoice data, produces analytics that help highlight opportunities to reduce expenses and utilizes workflow automation to streamline invoice receipt, reconciliation, processing, approval, and payment.

•

Inventory management – captures asset and service data to help clients manage inventory (wireless devices, laptops, servers, modems), assign inventory charges to personnel and cost centers, and track inventory status.

•

Sourcing and contract management – captures contract data and provides customers reports and analytics creating visibility into contract and vendor performance data that can be applied to assist with contract negotiation and commitments.

•	Ordering and provisioning management – provides capabilities to help customers reduce the effort required to manage, streamline and control the entire ordering and provisioning process.

•

Process automation – VeraSMART’s workflow engine can be configured to support our customers’ unique TEM-related business process requirements to help to boost productivity, reduce errors, and reduce operating costs.

•

Analysis and reporting – VeraSMART’s management dashboards, reports, and exportable data views let our customers analyze, visualize, understand, and share their TEM data in ways that match their business needs.

VeraSMART Call Accounting Software

VeraSMART Call Accounting is part of the VeraSMART TEM Suite. Many Veramark customers utilize VeraSMART Call Accounting as a standalone solution to manage their telecom usage. Customers can add other VeraSMART components to expand their capabilities as their business needs change and grow.

VeraSMART Call Accounting gives organizations visibility into managing their wireline usage and costs. Compatible with all current telecommunications technologies such as TDM, IP, and hybrid networks, VeraSMART Call Accounting makes it easy to analyze and report on call detail records (CDRs) collected from VOIP/PBX switches and other network sources, perform inbound and outbound traffic analysis, identify toll fraud and abuse, and calculate and assign charges to extensions, personnel, or other user-defined billing numbers. Configurable dashboards and reports enable customers to monitor usage at a glance and deliver information to individuals throughout the organization. VeraSMART Call Accounting scales to serve tens of thousands of extensions at hundreds of sites and offers avariety of optional capabilities to reduce spend and improve productivity.

Veramark has been an OEM provider to Avaya since 1984, and our eCAS brand is widely recognized in the Avaya market. We continue to use the eCAS brand on our Avaya OEM call accounting software to leverage the customer recognition and brand loyalty that we have established in the Avaya channel over the last 28 years. (Other than brand, VeraSMART Call Accounting and VeraSMART eCAS Call Accounting are identical software products.)

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

VeraSMART Wireless Call Accounting features the same user-friendly interface and many of the same capabilities as VeraSMART Call Accounting, and also offers the following:

•	Savings analysis of every invoice – automatically performs 20 checks on each wireless invoice for savings opportunities.

•	Wireless expense chargeback – assign wireless devices to personnel so their monthly charges can be charged back to the appropriate cost center.

•

Configurable usage and exception reports – Includes reports to monitor specific types of calls, manage employee productivity, identify abuse and misuse. In combined wireless/wireline systems, reports can be configured to reflect both PBX and wireless activity.

•	Interactive analytics – Dashboards provide instant access to data such as longest calls, usage trends for voice, data, texting, and wireless invoice costs, allowing users to drill down to the details.

Personal Call Identification

VeraSMART PCI can be added to a VeraSMART Call Accounting (wireless/wireline) system to track business vs. personal usage, classify costs, and help the organization avoid paying for calls that are not business-related. The system tallies the cost of the personal calls as the employee identifies them.

VeraSMART PCI has a streamlined interface and easy-to-use features designed for end-user self-service:

•	Highlights all new phone numbers – wireless and wireline – that need to be classified

•	Links to the date, time and duration of all calls placed to or received from each number

•	Users can assign “nicknames” to numbers

•	Users can search the Web for information on numbers without ever leaving PCI

•	Includes administration tools for monitoring and reporting

Administrators can identify all outstanding unclassified numbers and email reminder notifications to the responsible employees. They can also generate reports listing cost and duration of personal calls by employee and distribute these reports to specified cost centers.

Software Maintenance

Veramark provides software support and maintenance for an annual fee. Software support and maintenance includes post-warranty support via telephone or modem, as well as new software service pack releases. Initial annual fees for maintenance range from 15%—20% of the original software license fee, depending upon the level of service defined in the customer Service level Agreement.

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

Backlog

At December 31, 2012, Veramark had a backlog of approximately $14.0 million of which approximately $8.8 million is expected to be recognized as revenue during 2013. Backlog as of December 31, 2011 was $12.6 million. The Company’s policy is to accept orders only upon receipt of purchase orders, or the equivalent thereof.

Employees

As of February 28, 2013 Veramark employed 104 full-time personnel. Veramark’s employees are not represented by any labor unions.

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

If we cannot continue to enforce the intellectual property rights on which our business depends, or if third parties assert that we violate their intellectual property rights, then our business, financial condition and results of operations could be materially adversely affected.

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

We depend on continued relationships with existing customers and the loss of one or more major customer could have a material adverse effect on our business and results of operations.

We derive a significant portion of our revenues from multi-year Managed Service contracts with our existing customers. Our customers have no obligation to renew their Managed Service contracts. We expect to continue to depend upon these multi-year contracts with existing customers for a significant portion of our revenues and, as a result, our ability to maintain and grow revenue depends in large part on renewals by existing customers. The loss of a major customer or the delay, reduction or cancellation of a Managed Service contract by one or more major customers could adversely affect our operating results. We cannot provide any assurances that present or future large customers will not terminate, significantly delay, reduce or fail to renew their Managed Service contracts with us, any of which would reduce our revenues and may have a negative impact on our business, financial condition and results of operations.

If we cannot develop new products, services and technologies to address the constantly evolving needs of our customers, it could have a material adverse effect on our business and results of operations.

Due to the competitive nature of the industries and markets in which we compete, we must continually introduce new products, services and technologies, enhance existing products and services, and effectively stimulate customer demand for new and upgraded products. We have made significant investments in research, development and marketing for new products, services and technologies, such as our VeraSMART software offering and its hosted or managed solutions. The success of new product introductions depends on a number of factors including, but not limited to, timely and successful product development, market acceptance, our ability to manage the risks associated with new product production issues, the availability of products and services for appropriate costs to meet anticipated demands and the risk that new products may have quality or other defects in the early stages of introduction. Accordingly, we cannot determine in advance the ultimate effect of new product introductions and transitions. Significant revenue from new products and services may not be achieved for a number of years, if at all, and in the event new products or services are profitable, operating margins may not be as high as the margins we have historically achieved.

The process of developing new products and services is complex, costly, time-consuming and uncertain, and any failure by us to anticipate customers’ changing needs and emerging trends accurately could harm our market share and/or results of operations. Additionally, significant delays in new product releases or significant issues in the creation of new products, in particular any delays or significant issues regarding the VeraSMART suite of products and services, could adversely affect our business and results of operations.

A sudden decrease in demand for our solutions would likely have a material adverse effect on our business and results of operations.

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

We operate in highly competitive markets and an inability to compete effectively may have a negative effect on our results of operations.

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

We rely on pre-existing relationships with companies as part of our marketing and distribution strategy; our business, financial condition and results of operations may be materially adversely affected if we are unable to maintain these relationships.

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

Security and privacy breaches in our systems may damage client relations and inhibit our growth

The uninterrupted operation of our hosted solutions and our ability to preserve the confidentiality of third party information that resides on our systems, are critical to our business. We have what we believe to be sufficient security safeguards in place to prevent major interruptions in service and to prevent unauthorized access. Any failure in our security and privacy measures could have a material adverse impact on our financial position and results of operations.

We depend on our key employees and senior management team and the loss of the services of one or more of our key employees or members of our senior management team could harm our business.

Veramark’s delivery of quality products and services requires the experience and knowledge of our staff. The loss of key employees could hinder our ability to deliver services, possibly resulting in loss of customers or loss of revenue. Any loss of key employees could have a material adverse effect on Veramark’s business and results of operations.

Our inability to raise additional capital on acceptable terms could have a negative impact on our business.

We may need access to additional capital in the future and may not be able to obtain debt or equity financing on favorable terms, or at all. Furthermore, if we are able to obtain equity financing, it could result in significant dilution of current ownership interests and a decline in the per-share value of our common stock. If we are able to obtain debt financing, it may be under terms that restrict our ability to incur additional indebtedness and/or maintain certain liquidity or other ratios, which could restrict our ability to raise additional capital in the future. If we require additional capital but are unable to raise it on acceptable terms, we may not be able to maintain a competitive software product, hire or retain experienced employees, fund growth in our operations or fund the acquisition of complementary products or businesses, which could have a material adverse effect on our business and results of operations.

A failure of our information technology systems could materially adversely affect our business.

A failure or prolonged interruption in our information technology systems that compromises our ability to meet our customers’ needs, or impairs our ability to record, process and report accurate information to the SEC could have a material adverse effect on our financial condition.

If we are unable to continue to access our customers’ communications billing and usage data from communications carriers, the value of our solutions could be impaired.

Some of the features of the solutions that we offer depend on our ability to obtain certain communications billing and usage data from our customers’ communications carriers. If one or more communications carriers were to prohibit their customers from providing us with this information, it could impair the functionality of our products and services, which would reduce the value of our solutions. Such impairment could impact our ability to compete, increase our expenses and reduce our sales, any of which would have an adverse effect on our results of operations.

Performance problems with our software may harm our reputation and market share, and result in significant costs to us.

Our solution utilizes complex software products that may contain undetected defects and errors that could cause our software to stop functioning, function improperly or not function at a level that meets our customers’ expectations. Such performance problems could damage our reputation among our customers and in the market, which could result in the loss of future sales or the loss of current customers and, accordingly, the loss of market share. Further, our customers use our solution for integral parts of their businesses and any performance problems with our software could therefore damage our customers’ businesses. Whether or not we are responsible for such performance problems, we may be required to spend significant resources in defense of any such claims, and could potentially pay significant fees, settlements or damages, which would have an adverse effect on our business and results of operations.

Item 2	Properties

The Company’s principal headquarters facility is located in a one-story building in Rochester, New York. Veramark presently leases approximately 24,000 square feet of the building, which was constructed in 2010. The Company began occupancy of this facility in September 2010. The term of the Rochester lease expires on March 31, 2018.

The Company has an office located in Atlanta, Georgia, where it leases approximately 11,000 square feet of the building. The Atlanta lease was entered into in November 2012, and expires August 31, 2018.

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

Quarters Ended

	31-Mar		30-Jun		30-Sep		31-Dec
	High	Low	High	Low	High	Low	High	Low
2012	$0.55	$0.35	$0.60	$0.40	$0.60	$0.36	$0.65	$0.40
2011	$0.95	$0.62	$0.98	$0.60	$0.70	$0.41	$0.56	$0.37

As of March 31, 2013, there were approximately 500 holders of record of the Company’s Common Stock and approximately 1,200 additional beneficial holders.

Dividends

We do not anticipate paying any cash dividends on shares of our common stock in the future.

Equity Income Plans

Please see Notes to Financial Statements – Stock Based Compensation, contained in Item 8 of this Report, for information on our equity compensation plans.

Item 7	Management’s Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

In addition to historical information, certain sections of this Form 10-K may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Act”) that discuss the Company’s beliefs, expectations or intentions or those pertaining to the Company’s operations, markets, products, services, price and performance. Forward-looking statements use words such as, without limitation, “anticipate,” “believe,” “estimate,” “expect,” “contemplate,” “project,” “could,” “may,” “might,” “should,” and “would.” Forward-looking statements and the success of the Company, generally involve numerous risks and uncertainties such as economic trends, interest rates, income tax laws, governmental regulations, legislation and those risk factors discussed elsewhere in this report and the Company’s other filings under the Act. The Company cannot guarantee that any forward-looking statements will be accurate, although the Company believes that it has been reasonable in its expectations and assumptions. Forward-looking statements are also subject to the risks identified in “Risk Factors” and elsewhere in this report. Such risk factors include, without limitation, competitive pressures in our business; cyber security concerns; a decline in the demand for our software and products; risks particular to our marketing and sales efforts; and access to capital. Readers are cautioned not to place undue reliance on our forward-looking statements and are advised to carefully review the risks identified in “Risk Factors” and elsewhere in this report. The Company does not undertake to update its forward-looking statements, except as required by law.

2012 Compared with 2011

Overview

Revenues of $3,996,000 for the fourth quarter of 2012 increased 3% from revenues of $3,876,000 for the fourth quarter of 2011. Revenues for the twelve months ended December 31, 2012 of $15,318,000 increased 10% from revenues of $13,938,000 for the year ended December 31, 2011. Net income of $270,000, or $0.03 per diluted share for the fourth quarter of 2012 compared with a net loss of $687,000, or $0.07 per share for the fourth quarter of 2011. For the year ended December 31, 2012, net income of $745,000, representing $0.07 per diluted share, compared with a net loss of $1,220,000 for the year ended December 31, 2011.

New orders for the year ended December 31, 2012 totaled $17.1 million, which compared with orders of $17.3 million for the year ended December 31, 2011. The backlog of recurring revenues at December 31, 2012 of $14.0 million increased 12% from the December 31, 2011 recurring revenue backlog of $12.6 million. Of that backlog approximately $8.8 million is expected to be recognized as revenues in 2013.

Revenues

Our revenues are earned by providing Telecom Expense Management (TEM) products and services under multi –year managed service contracts in either a hosted or cloud based software- as-a-service environment, or by the deployment of premise- based licensed software. In either case, sales may be made through strategic partners or directly to end users. For the three and twelve months ended December 31, 2012 revenues from multi- year contracts increased 4% and 28% respectively, from the same three and twelve month periods of 2011. Revenues earned from the sale of licensed software, including associated maintenance and related services, increased 4% for both the three months and the twelve months ended December 31, 2012, from the same three and twelve month periods of 2011.

Gross Margin

Gross margin (revenues less cost of revenues) of $2,403,000, or 60% of revenues for the quarter ended December 31, 2012 increased 1.7% from gross margin of $2,361,000, or 61% of revenues, for the same quarter of 2011. For the year ended December 31, 2012, gross margin of $8,997,000 increased 10% from gross margin of $8,166,000 for the year ended December 31, 2011, representing 59% of revenues for both years.

Engineering and Software Development Costs

Engineering and software development expenses, net of the capitalization of software development costs, totaled $267,000 for the fourth quarter of 2012, a decrease of 17% or $56,000, from the same quarter of 2011. The decrease in fourth quarter expenses from 2011 included a $30,000 reduction in facility costs allocated to engineering, and an additional $26,000 in software development costs capitalized in the quarter versus the same quarter of 2011. For the full year ended December 31, 2012, net engineering and software development expenses of $1,154,000 were essentially unchanged from net expense of $1,151,000 for the year ended December 31, 2011. The chart below summarizes gross engineering and software development expenses, development costs capitalized and included in the Company’s balance sheet, and the resulting net expense for engineering and software development included in the statements of operations for the years ended December 31, 2012 and 2011.

	2012	2011
Gross expenditures for engineering and software development	$1,867,000	$1,962,000
Less: Software development costs capitalized	(713,000)	(811,000)

Net expenses for engineering and software development	$1,154,000	$1,151,000

Selling, General and Administrative Expenses

SG&A expenses of $1,865,000 for the quarter ended December 31, 2012 and $7,123,000 for the year ended December 31, 2012 compared with SG&A expenses of $2,736,000 and $7,424,000, respectively, for the fourth quarter and year ended December 31, 2011. SG&A expenses for the fourth quarter and year ended December 31, 2011 include $912,000 of additional expense recognized pursuant to a change in the accounting treatment of pension and other post -retirement benefits adopted by the company in the fourth quarter of 2011. Absent the effects of the change in accounting treatment, SG&A expenses for 2012 increased 9% from 2011 levels. The increase is attributable to a 16% increase in marketing and product management costs, and an expansion of the Company’s human resource capabilities.

2011 Compared with 2010

Overview

Revenue of $3,876,000 for the quarter ended December 31, 2011 increased 8% from revenue of $3,588,000 for the same quarter of 2010 and represented the highest fourth quarter revenues since 1999. Revenues for the full year ended December 31, 2011 totaled $13,938,000, an increase of 6% from revenues of $13,165,000 for the year ended December 31, 2010.

The following two separate non-operational events impacted quarterly and annual reported net income for the year ended December 31, 2011.

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

For the year ended December 31, 2011

	Q-1	Q-2	Q-3	Q-4	Total
	2011	2011	2011	2011	2011
GAAP Net Income (Loss)	53	(671)	86	(688)	(1,220)
Add: Legal Expenses	139	224	0	0	363
Add: Settlement Charges	0	500	0	0	500
Add: Change in Accouting Treatment	0	0	0	912	912

Adjusted Net Income (Non—GAAP)	192	53	86	224	555

Fully Diluted EPS (GAAP)	0.01	(0.07)	0.01	(0.07)	(0.12)

Fully Diluted EPS (Non-GAAP)	0.02	0.00	0.01	0.02	0.05

For the Year ended December 31, 2010

	Q-1	Q-2	Q-3	Q-4	Total
	2010	2010	2010	2010	2010
GAAP Net Income (Loss)	67	122	214	(213)	190
Add: Change in Accouting Treatment	0	0	0	421	421

Adjusted Net Income (Non—GAAP)	67	122	214	208	611

Fully Diluted EPS (GAAP)	0.01	0.01	0.02	(0.02)	0.02

Fully Diluted EPS (Non-GAAP)	0.01	0.01	0.02	0.02	0.06

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

Gross Margin

Gross margin (revenues less cost of revenues) of $2,361,000 for the quarter ended December 31, 2011 increased 8% from gross margin of $2,194,000 for the fourth quarter of 2010. For the full year ended December 31, 2011 gross margin of $8,166,000, or 59% of revenues, decreased less than 1 % from gross margin of $8,181,000, or 62% of revenues, for the year ended December 31, 2010. The decrease in 2011 gross margins from the prior year reflects a higher mix of 2011 revenues being derived from multi-year managed service contracts than 2010. These contracts yield lower margins as a percentage of monthly revenues than those earned from the direct sale of licensed products, but generally return greater revenues and margin dollars over the life of the contract.

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

Selling, General and Administrative Expenses

Selling general and administrative (SG&A) expenses totaled $2,736,000 for the fourth quarter of 2011 and $7,424,000 for the full year ended December 31, 2011. This represents increases of 31% and 12%, respectively from expenses of $2,096,000 for the fourth quarter of 2010 and $6,648,000 for the year ended December 31, 2010. The increase in SG&A expenses for 2011 versus 2010 includes $427,000 of additional pension expense from the prior year, and an expansion of the Company’s direct sales force which increased payroll, commission and travel costs by approximately $360,000. Expenses for marketing, support and administrative expenses decreased by approximately $115,000 in total in 2011 as compared with the prior year.

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

Liquidity and Capital Resources

Our total cash position (cash plus cash equivalents and short term investments) totaled $1,316,000 at December 31, 2012, representing a positive cash flow of $475,000 from the cash position of $841,000 at December 31, 2011. During the third quarter of 2012 the Company repaid $155,000 outstanding on its $750,000 line of credit arrangement with Manufacturers and Traders Trust Company (“M&T Bank”), and at December 31, 2012 had no outstanding balance under that arrangement.

Accounts receivable of $2,080,000 at December 31, 2012 increased 22% from the December 31, 2011 balance of $1,711,000 reflecting higher revenues in 2012 versus the prior year. As a result of the increase in accounts receivable, the reserve for bad debts at December 31, 2012 was increased to $45,000, up from $35,000 at the end of 2011.

Prepaid expenses increased from $434,000 at December 31, 2011 to $480,000 at December 31, 2012 due to an increase in prepaid commissions related to the sale of multi- year TEM service contracts. These commissions will be charged to SG&A expense as the associated revenues are recognized.

For the year ended December 31, 2012 the Company’s capital expenditures totaled $268,000. Capital investments included $172,000 of additions for technology and infrastructure upgrades, and approximately $95,000 for furniture and fixtures associated with the relocation of our Atlanta area facility. For the year ended December 31, 2011 capital expenditures totaled $163,000. Depreciation expense for 2012 of $200,000 compared with depreciation expense of $197,000 for 2011.

Software development costs capitalized and included in our balance sheet at December 31, 2012 of $2,585,000 decreased 6% from the December 31, 2011 balance of $2,737,000. For the year ended December 31, 2012 software development costs of $713,000 were capitalized, and $864,000 of costs capitalized in prior periods were amortized and charged to cost of revenues in the Statement of Operations. For the year ended December 31, 2011, the Company capitalized $811,000 of software development costs, while amortizing $1,036,000 of costs capitalized previously.

The intangible asset of $371,000 at December 31, 2012 represents the remaining unamortized fair market values of assets acquired from Source Loop in 2010. During 2012 we amortized $192,000 of the remaining fair market values, which have been charged to SG&A expense in the Statement of Operations. See note 9 to the financial statements for a summary of the fair market values assigned at the time of acquisition, amortization expense to date, and future expected amortization expense.

Pension assets of $3,430,000 at December 31, 2012 compare with a balance of $3,320,000 at December 31, 2011, and consist of the current cash surrender values of a series of company –owned life insurance contracts designed to reimburse the Company for past, present and future pension obligations. These cash surrender values are also available to the fund current operations at the Company’s discretion. Participation and future growth of the Company’s supplemental executive retirement program were suspended in 2008. The associated death benefits attached to those policies total $10.2 million and are not included in the Company’s balance sheet.

Current liabilities of $7,277,000 at December 31, 2012 decreased $29,000 from $7,306,000 at December 31, 2011, with reductions in in accounts payable, short term debt, and contingent liabilities largely offset by increases in accrued compensation and deferred revenues. The reduction in short term debt includes the second quarter 2012 payment of a $250,000 note in final settlement of the patent infringement lawsuit filed against the Company in 2010. The elimination of the contingent liability represented the final consideration paid for the 2010 acquisition of Source Loop.

Deferred revenues of $4,537,000 at December 31, 2012 which increased 6% from the prior year represent the unrecognized portion of customer orders for a variety of services including maintenance, consulting, training and implementation services that will be performed in future periods and recognized as revenues in the Statement of Operations at that time. Deferred revenues form a component of the backlog of recurring revenues referred to in the overview section of this report.

Long term debt consists of the net present value of future pension obligations and a non-cash prepaid rent liability of $106,000, related to rent free periods included in our Rochester and Atlanta facility leases.

Stockholder’s equity of $389,000 at December 31, 2012 increased from a negative $493,000 at December 31, 2011, primarily due to the $745,000 of net income earned for the year. During 2012 employees of the Company purchased 47,338 shares of Company stock for a total consideration of $18,000.

It is management’s opinion, given current cash and investment balances, its fully available line of credit arrangement, and access to cash surrender values of company- owned life insurance policies, that more than sufficient capital exists to fully fund operational and strategic objectives for the next twelve months and beyond.

Off Balance Sheet Arrangements

Pension Obligations—The Company sponsors a non-qualified, unfunded, Supplemental Executive Retirement Plan (SERP), which provides certain current and former employees with a defined pension benefit. The SERP is not encumbered by the coverage and benefit restrictions imposed on qualified plans by the IRS. In addition, the Company generally is not required to comply with non-discrimination rules imposed on qualified plans under ERISA. In 2008, the Company suspended any future growth in pension benefits or participation in the plan.

Unfunded means that the Company is not required to set aside any particular assets to satisfy its SERP liabilities. Accordingly any assets the Company may have available to satisfy SERP liabilities are subject to claims by the Company’s creditors.

Recovery of 100% of projected SERP costs is designed through a program of Company-owned life insurance (COLI). Recovery for the imputed time value of the money, plus all costs associated with the COLI premium payments, and benefit obligations, are included in this program. The Company currently owns 14 separate life insurance contracts on selected current and former employees, not all of whom will ultimately qualify for participation in the plan. The cumulative death benefit attached to these policies is $10.2 million and is not included in the Company’s Consolidated Balance Sheet as of December 31, 2012.

The cash surrender values of these policies at December 31, 2012 totaled approximately $3,430,000 and are included in the Company’s consolidated balance sheets under the caption of “Pension Assets.”

The projected future pension benefits expected to be paid under this plan are as follows, assuming retirement at age 65 and life expectations governed by Social Security Administration actuarial tables.

Year Ending December 31,
2013	558,660
2014	490,660
2015	449,060
2016	454,340
2017-2021	2,577,612

The net present value of all projected pension obligations at December 31, 2012, totals $6,018,368, and is included in the current and long-term liability section of the Company’s balance sheet.

Lease Obligations—The Company leases office facilities, at its Rochester, N.Y. location, under a lease which expires March 31, 2018. The Company also carries a lease obligation for its Atlanta, Georgia location, which expires on August 31, 2018. Rent expense under all operating leases (exclusive of real estate taxes and other expenses payable under the leases) was approximately $319,000, $305,000, and $426,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

As of December 31, 2012, minimum lease payments are as follows:

Year Ending December 31,
2013	$278,997
2014	433,669
2015	442,376
2016	450,625
2017	456,715
2018	201,993

ASC 840-20, “Operating Leases” stipulates that rent expense for operating leases with rent-free periods or scheduled increases, be accounted for on a straight-line basis over the lease term, including the related rent-free period. As a result, the Company’s financial statements include a lease liability, which at the end of each reporting period, represents the difference between the amount of rent expense recognized, and the amount of rent paid through the reporting period.

Purchase Commitments—The Company has no purchase commitment contracts in place as of December 31, 2012.

Critical Accounting Policies

Revenue Recognition—The Company’s revenue consists of revenues from the licensing of software to resellers and end user customers; fees for services rendered including installation, training, implementation, and customer maintenance contracts; and the outsourcing or hosting of services, commonly referred to as Software as a Service (SaaS).

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

Capitalization of Software Development—The Company capitalizes software development costs when technological feasibility has been established for the software in accordance with ASC 985-20, “Costs of software to be sold, leased, or marketed”. Such capitalized costs are amortized on a product-by-product basis over their economic life or the ratio of current revenues to current and anticipated revenues from such software, whichever provides the greater amortization. The Company periodically reviews the carrying value of capitalized software development costs and impairments are recognized in the results of operations when the expected future undiscounted operating cash flow derived from the capitalized software is less than its carrying value. Should the Company inaccurately determine when a product reaches technological feasibility or the economic life of a product, results could differ materially from those reported. Veramark uses what it believes are reasonable assumptions and where applicable, established valuation techniques in making its estimates.

Allowance for Doubtful Accounts—The Company maintains allowances for doubtful accounts for estimated losses resulting from the potential inability of its customers to make required payments. Management specifically analyzes accounts receivable, historical bad debts, credit concentrations and customer payment terms when evaluating the adequacy of the allowance for doubtful accounts.

Pension Liability—The Company sponsors an unfunded Supplemental Executive Retirement Program (SERP), which is a nonqualified plan that provides certain employees a defined pension benefit. In order to properly record the net present value of future pension obligations a number of assumptions are required to be made by Company’s management. These assumptions include years of service, life expectancies, and the determination of the proper long-term interest and liability discount rates to be applied to these future obligations.

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

Goodwill and Intangibles—Goodwill represents the excess of the purchase price paid over the fair value of assets acquired. Goodwill is not amortized and as per ASC 350-20, is subject to an impairment test conducted on an annual basis, or more frequently if a change in circumstances or the occurrence of events indicates that potential impairment exists. Through December 2012, there has been no impairment of goodwill associated with the Source Loop acquisition.

In determining whether it is necessary to impair intangible assets other than goodwill, the Company follows the guidance provided under ASC 360-10, Property, Plant and Equipment. The Company considers factors such as, but not limited to, estimated useful life, amortization policies, and legal regulations related to the intangible asset. No impairment charges were recorded in 2012, 2011, or 2010.

Income Taxes—The Company has provided through the date of this report, no provision for deferred income tax assets and liabilities arising from the expected future tax effects of differences between the financial and tax basis of assets and liabilities based on currently enacted tax laws. A valuation allowance is established for deferred tax assets in amounts for which realization is not considered more likely than not to occur. For all periods presented in this Report, management determined that a full valuation of allowance was appropriate primarily given historical cumulative losses. Management also considered estimated future profits, utilization of existing net loss carryforwards and reversal of deferred tax assets in the future to determine if they provided sufficient evidence that would overcome the historical net loss experience. Please see Notes to Financial Statements – Income Taxes, contained in Item 8 of this Report for details of the valuation allowance.

Accounting Pronouncements

•

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, topic 820, Fair ValueMeasurement, to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with United States GAAP and International Financial Reporting Standards. Some of the amendments clarify the Board’s intent about the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. Specifically, the guidance requires additional disclosures for fair value measurements that are based on significant unobservable inputs. The updated guidance is to be applied prospectively and became effective for the Company’s interim and annual periods beginning January 1, 2012. The adoption of this guidance did not have a material impact on the Company’s financial statements.

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

At December 31, 2012 and 2011 the carrying value of investments approximated fair market value. Investments at December 31, 2012 and 2011 consisted of the following:

	2012	2011
Bond Funds	$40,120	$40,640
US Government Securities	78,091	121,309

	$118,211	$161,949

Item 8	Index to Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Veramark Technologies, Inc

We have audited the accompanying balance sheets of Veramark Technologies, Inc as of December 31, 2012 and 2011, and the related statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2012. Veramark Technologies, Inc’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Veramark Technologies, Inc as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

/s/ EFP Rotenberg, LLP

EFP Rotenberg, LLP

Rochester, New York

April 1, 2013

VERAMARK TECHNOLOGIES, INC.

BALANCE SHEETS

DECEMBER 31, 2012 AND 2011

	2012	2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,197,554	$679,405
Investments	118,211	161,949
Accounts receivable, trade (net of allowance for doubtful accounts of $45,000 and $35,000)	2,080,475	1,711,171
Prepaid expenses	480,424	434,357
Other current assets	800,001	873,975

Total current assets	4,676,665	3,860,857

PROPERTY AND EQUIPMENT:
Cost	2,588,081	2,601,535
Less accumulated depreciation	(1,954,057)	(2,033,766)

Property and equipment, net	634,024	567,769

OTHER ASSETS:
Software development costs (net of accumulated amortization of $2,222,697 and $1,892,938)	2,585,230	2,736,572
Pension assets	3,430,020	3,320,073
Intangibles, net	371,000	563,000
Goodwill	336,219	336,219
Deposits and other assets	1,198,317	1,121,738

Total other assets	7,920,786	8,077,602
TOTAL ASSETS	$13,231,475	$12,506,228

The accompanying notes are an integral part of these financial statements.

VERAMARK TECHNOLOGIES, INC.

BALANCE SHEETS

DECEMBER 31, 2012 AND 2011

	2012	2011
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$244,782	$300,878
Accrued compensation	909,067	740,947
Deferred revenue	4,536,979	4,276,071
Current portion of pension obligation	558,660	538,159
Other contingent liability	0	140,828
Short term debt	55,555	316,667
Other accrued liabilities	972,231	992,052

Total current liabilities	7,277,274	7,305,602
Long-term debt	0	55,555
Long-term portion of pension obligation	5,459,708	5,534,531
Other long-term liabilities	105,917	103,237

Total liabilities	12,842,899	12,998,925

STOCKHOLDERS’ EQUITY (DEFICIT):
Common Stock, par value $.10; shares authorized, 40,000,000; 10,754,334 and 10,696,996 shares issued	1,075,433	1,069,699
Additional paid-in capital	23,029,181	22,906,932
Accumulated deficit	(23,346,304)	(24,091,174)
Treasury stock (80,225 shares at cost)	(385,757)	(385,757)
Accumulated other comprehensive income	16,023	7,603

Total stockholders’ equity (deficit)	388,576	(492,697)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$13,231,475	$12,506,228

The accompanying notes are an integral part of these financial statements.

VERAMARK TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

	2012	2011	2010
NET REVENUES
Product revenues	$1,815,162	$1,785,634	$2,214,652
Service revenues	13,503,232	12,152,068	10,950,557

Total net revenues	15,318,394	13,937,702	13,165,209

COSTS AND OPERATING EXPENSES:
Cost of revenues	6,321,420	5,771,216	4,984,086
Engineering and software development	1,154,165	1,151,031	1,393,716
Selling, general and administrative	7,122,755	7,423,545	6,647,504
Litigation & settlement expenses	0	862,995	0

Total costs and operating expenses	14,598,340	15,208,787	13,025,306

INCOME (LOSS) FROM OPERATIONS	720,054	(1,271,085)	139,903
INTEREST INCOME (NET)	38,816	51,555	50,196

INCOME (LOSS) BEFORE INCOME TAXES	758,870	(1,219,530)	190,099
INCOME TAXES	14,000	0	0

NET INCOME (LOSS)	$744,870	$(1,219,530)	$190,099

NET INCOME (LOSS) PER SHARE
Basic	$0.07	$(0.12)	$0.02

Diluted	$0.07	$(0.12)	$0.02

WEIGHTED AVERAGE SHARES OUTSTANDING (BASIC)	10,642,752	10,296,727	9,931,399

WEIGHTED AVERAGE SHARES OUTSTANDING (DILUTED)	10,670,471	10,296,727	10,057,844

The accompanying notes are an integral part of these financial statements.

VERAMARK TECHNOLOGIES, INC,

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	2012	2011	2010
Net income (loss)	$744,870	$(1,219,530)	$190,099
Unrealized Gain PRHB	11,998	—	—
Unrealized gain (loss) on investments	(3,579)	(11,079)	(30,765)

Comprehensive income (loss)	$753,289	$(1,230,609)	$159,334

The accompanying notes are an integral part of these financial statements.

VERAMARK TECHNOLOGIES, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

	Common Stock		Additional Paid in	Accumulated	Treasury	Accumulated Comprehensive	Total Stockholders’
	Shares	Par Value	Capital	Deficit	Stock	Income	Equity (Deficit)
BALANCE – December 31, 2009	9,948,727	$1,002,895	$22,398,110	$(23,061,743)	$(385,757)	$49,447	$2,952
Change in other comprehensive income	—	—	—	—	—	(30,765)	(30,765)
Net income	—	—	—	190,099	—	—	190,099

Total comprehensive Income (loss)	—	—	—	190,099	—	(30,765)	159,334
Stock issued—acquisition	200,000	20,000	101,000	—	—	—	121,000
Stock purchase plan	42,837	4,283	17,849	—	—	—	22,132
Cancellation of restricted stock	(81,194)	(8,119)	107,357	—	—	—	99,238
Compensation expenses – stock options	—	—	37,089	—	—	—	37,089

BALANCE – December 31, 2010	10,110,370	$1,019,059	$22,661,405	$(22,871,644)	$(385,757)	$18,682	$441,745

Change in other comprehensive income	—	—	—	—	—	(11,079)	(11,079)
Net loss	—	—	—	(1,219,530)	—	—	(1,219,530)

Total comprehensive income (loss)	—	—	—	(1,219,530)	—	(11,079)	(1,230,609)
Stock issued—acquisition	105,000	10,500	33,600	—	—	—	44,100
Stock purchase plan	56,180	5,618	20,057	—	—	—	25,675
Exercise of stock options	398,554	39,855	121,404	—	—	—	161,259
Cancellation of restricted stock	(53,333)	(5,333)	(12,007)	—	—	—	(17,340)
Compensation expenses – stock options	—	—	82,473	—	—	—	82,473

BALANCE – December 31, 2011	10,616,771	$1,069,699	$22,906,932	$(24,091,174)	$(385,757)	$7,603	$(492,697)

Change in other comprehensive income	—	—	—	—	—	8,420	8,420
Net income	—	—	—	744,870	—	—	744,870

Total comprehensive income (loss)	—	—	—	744,870	—	8,420	753,290
Stock purchase plan	47,338	4,734	13,373	—	—	—	18,107
Exercise of stock options	10,000	1,000	1,800	—	—	—	2,800
Restricted stock grants	—	—	15,569	—	—	—	15,569
Compensation expenses – stock options	—	—	91,507	—	—	—	91,507

BALANCE – December 31, 2012	10,674,109	$1,075,433	$23,029,181	$(23,346,304)	$(385,757)	$16,023	$388,576

The accompanying notes are an integral part of these financial statements.

VERAMARK TECHNOLOGIES, INC.

STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

	2012	2011	2010
OPERATING ACTIVITIES:
Net Income (Loss)	$744,870	$(1,219,530)	$190,099
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,255,806	1,474,486	1,472,822
Increase in bad debt reserve	10,000	2,000	9,000
Change in acquisition liabilities	(140,828)	(264,472)	(20,780)
Compensation expense – equity grants	107,076	65,133	136,327
Loss on disposal of fixed assets	1,828	316	2,692
Changes in assets and liabilities:
Accounts receivable	(379,304)	198,522	(605,707)
Prepaid expenses and other current assets	27,907	(723,480)	327,515
Pension assets	(109,947)	(212,121)	(112,295)
Deposits and other assets	(76,579)	(59,586)	(43,563)
Accounts payable	(56,096)	(59,504)	35,178
Accrued compensation	168,120	73,885	209,730
Deferred revenue	260,908	25,138	460,077
Note payable	(250,000)	250,000	0
Other accrued liabilities	(19,821)	576,593	(216,602)
Prepaid rent liability	2,680	50,904	52,333
Pension obligation	(42,323)	655,874	217,863

Net cash provided by operating activities	1,504,297	834,158	2,114,689

INVESTING ACTIVITIES:
Acquisition—cash paid	0	(450,000)	(300,000)
Sale of investments	40,159	92,934	160,793
Additions to property and equipment	(267,788)	(162,980)	(482,435)
Capitalized software development costs	(712,759)	(811,349)	(1,136,074)

Net cash used in by investing activities	(940,388)	(1,331,395)	(1,757,716)

FINANCING ACTIVITIES:
Bank borrowing (repayment)—line of credit	0	(180,000)	180,000
Bank borrowing (repayment)—term loan	(66,667)	(66,667)	188,889
Exercise of stock options	2,800	161,259	0
Employee stock purchase plan	18,107	25,675	22,132

Net cash provided (used) by financing activities	(45,760)	(59,733)	391,021

NET CHANGE IN CASH AND CASH EQUIVALENTS	518,149	(556,970)	747,994
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	679,405	1,236,375	488,381

CASH AND CASH EQUIVALENTS, END OF YEAR	$1,197,554	$679,405	$1,236,375

SUPPLEMENTAL CASH FLOW INFORMATION
Cash Transactions:
Income taxes refunded	$(11,627)	$(8,306)	$(6,620)
Interest paid	$7,372	$11,991	$10,946

The accompanying notes are an integral part of these financial statements.

VERAMARK TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of business – Veramark Technologies, Inc., (the “Company”) is a leading provider of innovative enterprise solutions for Telecom Expense Management (TEM) and call accounting solutions. Veramark solutions help organizations reduce operational expenses associated with telecommunications and information technology by providing visibility into their usage and telecom spend and enable best practices for managing unified communications networks. The Company operates in one segment.

Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents – The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. The fair value of the Company’s cash and cash equivalents approximates carrying value, which, due to the relatively short maturities and variable interest rates of the instruments, approximates current market rates.

Investments – The Company records its investments in accordance with ASC 320-10, “Investments- Debt and Equity Securities.” As of December 31, 2012 and 2011, the Company has classified its portfolio as available-for-sale securities. These securities are recorded at fair value, based on quoted market prices in an active market, with net unrealized holding gains and losses reported in stockholders’ equity as accumulated other comprehensive income. At December 31, 2012 and 2011 the carrying value of investments approximated fair market value, and are classified as Level 1 Assets as defined by ASC 820-10, “Fair Value Measurements and Disclosures.”

Investments at December 31, 2012 and 2011 consisted of the following:

	2012	2011
Bond Funds	$40,120	$40,640
US Government Securities	78,091	121,309

	$118,211	$161,949

The contractual maturities of the Company’s investments as of December 31, 2012 are primarily due within one year.

Accounts receivable and allowance for doubtful accounts – The Company extends credit to its customers in the normal course of business and collateral is generally not required for trade receivables. Exposure to credit risk is controlled through the use of credit approvals, credit limits and monitoring procedures. Accounts receivable are reported net of an allowance for doubtful accounts. The Company estimates the allowance based on its analysis of specific balances, taking into consideration the age of the past due account and anticipated collections resulting from legal issues. An account is considered past due after thirty (30) days from the invoice date. Based on these factors, there was an allowance for doubtful accounts of $45,000 at December 31, 2012 and $35,000 at December 31, 2011. Changes to the allowance for doubtful accounts are charged to expense and reduced by charge-offs, net of recoveries.

Concentrations of credit risk – Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of investments and accounts receivable. The Company places its cash and investments with quality financial institutions and, by policy, limits the amount of investment exposure to any one financial institution. The Company has not experienced any significant losses to date on its invested cash and investments.

The Company’s customers are not concentrated in any specific geographic region, nor in any specific industry. As of December 31, 2012, three customers accounted for approximately $713,000 of the total accounts receivable balance. As of December 31, 2011, three customers accounted for approximately $482,000 of the total accounts receivable balance. The Company performs periodic credit evaluations of its customers’ financial conditions but does not require collateral to support customer receivables. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

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

Other Current Assets at December 31, 2012 and 2011 included $785,994 and $854,456 of funds held by the Company on behalf of two customers for whom we provide bill payment services as a component of their BPO services agreement. This asset is offset by an identical balance in other accrued liabilities.

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

Long-lived assets—In accordance with ASC 360-10, “Property, Plant and Equipment” the Company tests long-lived assets for recoverability whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No impairment charges were recorded in 2012, 2011, or 2010.

Software development costs meeting recoverability tests are capitalized, under ASC 985-20, “Costs of software to be sold, leased, or marketed” and amortized on a product-by-product basis over their economic life, ranging from three to five years, or the ratio of current revenues to current and anticipated revenues from such software, whichever provides the greater amortization in a particular period. The Company capitalized $712,759, $811,349 and $1,136,074 of development costs in 2012, 2011 and 2010 respectively. The Company amortized $864,101, $1,036,394 and $1,080,962 of development costs in 2012, 2011 and 2010, respectively. The Company periodically reviews the carrying value of capitalized software development costs and impairments are recognized in the results of operations when the expected future undiscounted operating cash flow derived from the capitalized software is less than its carrying value. No charges for impairment were required in 2012, 2011 or 2010.

Goodwill represents the excess of the purchase price paid over the fair value of assets acquired. Goodwill is not amortized and as per ASC 350-20, is subject to an impairment test conducted on an annual basis, or more frequently if a change in circumstances or the occurrence of events indicates that potential impairment exists. Through December 2012, there has been no impairment of goodwill associated with the Source Loop acquisition.

Intangible Asset Impairment—In determining if it is necessary to impair intangible assets other than goodwill, the Company follows the guidance provided under ASC 360-10, “Property, Plant and Equipment”. The Company considers factors such as, but not limited to, estimated useful life, amortization policies, and legal regulations related to the intangible asset. No impairment charges were recorded in 2012, 2011, or 2010.

Fair Value of Financial Instruments – ASC 825-10, “Fair Value Option” requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. ASC 825-10, “Fair Value Option” defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At December 31, 2012 and 2011, the carrying value of certain financial instruments (accounts receivable and accounts payable) approximates fair value due to the short-term nature of the instruments or interest rates, which are comparable with current rates.

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

For either a single element transaction or a MEA, the Company allocates consideration to all deliverables based on their relative stand-alone selling prices. Amendments to ASC 605-25, which became effective January 1, 2011, establish a hierarchy to determine the stand-alone selling price as follows:

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

Lease Obligations—The Company leases office facilities, at its Rochester, N.Y. location, under a lease which expires March 31, 2018. The Company also carries a lease obligation for its Atlanta, Georgia location, which expires on August 31, 2018. Rent expense under all operating leases (exclusive of real estate taxes and other expenses payable under the leases) was approximately $319,000, $305,000, and $426,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

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

Net income (or loss) per common share (“EPS”) is computed in accordance with the provisions of ASC 260-10, Basic EPS is computed by dividing net income (loss) by weighted average shares outstanding. Diluted EPS includes the dilutive effect of stock options issued. Included in diluted earnings per share in 2012 are 27,719 and in 2010 126,445 shares, representing the dilutive effect of stock options issued. There were no dilutive effects of stock options in 2011 as the effect would have been anti-dilutive, due to the net loss incurred for that year.

Change in Accounting for Benefit Plans During the fourth quarter of 2011, Veramark retrospectively changed its method of accounting for pension and other postretirement benefits. Historically, Veramark had recognized actuarial gains and losses as a component of equity in its consolidated balance sheets on an annual basis. These gains and losses were amortized into operating results generally over the following year. Veramark has elected to immediately recognize actuarial gains and losses in its operating results in the year in which the gains and losses occur. This change is intended to improve the transparency of Veramark’s operational performance by recognizing the effects of current economic and interest rate trends on plan assumptions, during the year in which they occur. Accordingly, the financial data was adjusted to reflect the effect of these accounting changes. The effects of the change in accounting for pension and other post-retirement benefits on our statements of operations and balance sheets for 2011 were as follows.

	2011
	Recognized
	Under	Recognized
	Previous	Under New
	Method	Method
Income Statement Information
Selling, General & Administrative Expense	$6,512,078	$7,423,545
Net Income (Loss)	(308,063)	(1,219,530)

Fully Diluted Earnings per Share	$(0.03)	$(0.12)

Balance Sheet Information
Other Comprehensive Income	$(303,204)	$7,603
Accumulated Deficit	$(23,179,707)	$(24,091,174)

Comprehensive Income – Comprehensive income includes all changes in stockholders’ equity during the period except those resulting from investments by owners and distribution to owners. The Company’s comprehensive income includes net loss or earnings and unrealized gains or losses on available for sale investments.

Engineering and Software Development Costs – Engineering and development costs, other than certain software development costs previously disclosed in Note 1, are expensed as incurred. For the years ended December 31, 2012, 2011, and 2010, engineering and development costs expensed were $1,154,165, $1,151,031, and $1,393,716, respectively.

Stock-Based Compensation – The Company’s primary type of share-based compensation consists of stock options and restricted stock. For the year ended December 31, 2012 the Company issued 107,500 stock options. During 2012, 10,000 stock options were exercised, and 64,360 stock options were cancelled.

The Company records its stock-based compensation expense in accordance with ASC 718-10, “Compensation – Stock Compensation”. In estimating the value of stock options issued, the Company uses the Black-Scholes option pricing model. The following table provides the range of assumptions used by the Company, at the time stock options were issued.

	2012		2011
	low	high	low	high
Risk Free Rate*	0.6%	0.9%	0.9%	2.2%
Volatility	199%	202%	195%	196%
Dividend Yield	none		none
Expected Life In Years	5		5

*	Based on US Treasury 5 Year Constant Maturities

A summary of the status of the Company’s stock option plan as of December 31, 2012 is presented below:

		Weighted	Weighted
		Average	Average	Remaining
		Exercise	Grant-Date	Contractual	Intrinsic
	Shares	Price	Fair Value	Term (Yrs)	Value
Outstanding as of December 31, 2011	1,422,443	$0.68	$0.64	6.2	$32,080
Granted	107,500	0.45	0.44		0
Exercised	(10,000)	0.28			(500)
Canceled	(64,360)	0.61			(2,710)

Outstanding as of December 31, 2012	1,455,583	$0.67	$0.63	5.6	$28,870

Options exercisable at December 31, 2012	1,085,801	$0.71	$0.65	4.5	$28,870

As of December 31, 2012, there was $117,348 of unrecognized compensation cost related to non-vested stock options granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.5 years. As of December 31, 2012, there was $4,680 of unrecognized compensation cost related to restricted stock, the cost of which is expected to be recognized over a weighted-average period of 0.4 years.

Stock Purchase Plans – Under the Company’s Employee Stock Purchase Plan (“ESPP”), employees can purchase Veramark stock at a 15% discount to market price at the ending date of the six-month periods ending approximately June 30th and December 31st. Employees may elect to make after-tax payroll deductions of 1% to 10% of compensation as defined by the Plan, to the extent that his or her rights to purchase stock under this Plan do not exceed Twenty-Five Thousand Dollars ($25,000) worth of stock (determined at the full market value of the shares at the time such purchase would occur), and only to the extent that, immediately after the purchase, such employee would not own stock or hold outstanding options to purchase stock, such that his or her combined voting power would exceed 5% of all classes of capital stock of the Company. Employee payroll deductions are for six-month periods beginning approximately each January 1 and July 1. Shares of the Company’s common stock are purchased on or about June 30 or December 31, unless the participant has either elected to withdraw from the Plan or was terminated. Purchased shares are restricted for sale or transfer for a six-month period. All participants funds received prior to the ESPP purchase dates are held as Company liabilities without interest or other increment. No dividends are paid on employee contributions until shares are purchased. Plan participants purchased 47,338 shares at an average purchase price of $0.38 in 2012, 56,180 shares at an average purchase price of $0.46 in 2011 and 42,837 shares at an average purchase price of $0.52 in 2010.

Reclassifications – Certain prior year amounts have been reclassified to conform to current year presentation.

Accounting Pronouncements

•

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, topic 820, Fair ValueMeasurement, to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with United States GAAP and International Financial Reporting Standards. Some of the amendments clarify the Board’s intent about the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. Specifically, the guidance requires additional disclosures for fair value measurements that are based on significant unobservable inputs. The updated guidance is to be applied prospectively and became effective for the Company’s interim and annual periods beginning January 1, 2012. The adoption of this guidance did not have a material impact on the Company’s financial statements.

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

2.	PROPERTY AND EQUIPMENT

The major classifications of property and equipment as of December 31, 2012 and 2011 are:

	2012	2011
Machinery and equipment	$186,204	$116,385
Computer hardware and software	1,434,636	1,301,043
Furniture and fixtures	967,241	1,184,107

	$2,588,081	$2,601,535

Depreciation expense was approximately $200,000, $197,000 and $203,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

3.	ENGINEERING AND SOFTWARE DEVELOPMENT EXPENDITURES

Engineering and software development costs incurred during the years ended December 31, 2012, 2011 and 2010 were recorded as follows:

	2012	2011	2010
Engineering and software development expenses included in the statements of operations	$1,154,165	$1,151,031	$1,393,716
Amounts capitalized and included in the balance sheets	712,759	811,349	1,136,074

Total costs for engineering and software development	$1,866,924	$1,962,380	$2,529,790

Additionally, the Company recorded amortization of capitalized software development costs of approximately $864,101, $1,036,394 and $1,080,962 for the years ended December 31, 2012, 2011 and 2010, respectively. Such amortization is included in cost of revenues in the statements of operations. Estimated aggregate minimum amortization expenses for each of the next five years is:

2013	824,002
2014	706,012
2015	392,942
2016	170,718
2017	43,484

4.	COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) for years ended December 31, 2012, 2011 and 2010 was as follows:

	2012	2011	2010
Net income (loss)	$744,870	$(1,219,530)	$190,099
Unrealized Gain PRHB	11,998	—	—
Unrealized gain (loss) on investments	(3,579)	(11,079)	(30,765)

Comprehensive income (loss)	$753,289	$(1,230,609)	$159,334

Accumulated comprehensive income (loss) consisted of the following as of December 31, 2012, 2011 and 2010:

	2012	2011	2010
Unrealized Gain PRHB	$11,998	$0	$0
Unrealized gain on investments	4,025	7,603	18,682

Total Comprehensive Income	$16,023	$7,603	$18,682

5.	NET INCOME (LOSS) PER SHARE (EPS)

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

	Year Ended December 31,
	2012	2011	2010
Basic
Net income (loss)	$744,870	$(1,219,530)	$190,099

Weighted average common shares outstanding	10,642,752	10,296,727	9,931,399

Net income (loss) per common share	$0.07	$(0.12)	$0.02

Diluted
Net income (loss)	$744,870	$(1,219,530)	$190,099

Weighted average common shares outstanding	10,642,752	10,296,727	9,931,399
Additional dilutive effect of stock options and warrants after application of treasury stock method	27,719	0	126,445

Weighted average dilutive shares outstanding	10,670,471	10,296,727	10,057,844

Net income (loss) per common share assuming dilution	$0.07	$(0.12)	$0.02

There were no dilutive effects of stock options in 2011, as the effect would have been anti-dilutive due to the net loss incurred.

6.	INDEMNIFICATION OF CUSTOMERS

The Company’s agreements with customers generally require us to indemnify the customer against claims that its software infringes third party patent, copyright, trademark or other proprietary rights. Such indemnification obligations are generally limited in a variety of industry-standard respects, including our right to replace an infringing product. As of December 31, 2012, the Company had not experienced any material losses related to these indemnification obligations and no material claims with respect thereto were outstanding. The Company does not expect significant claims related to these indemnification obligations, and consequently, the Company has not established any related reserves.

7.	BENEFIT PLANS

The Company sponsors an employee incentive savings plan under section 401(k) for all eligible employees. The Company’s contributions to the plan are discretionary. The Company expects to contribute approximately $49,000 to employee’s 401(k) plans in 2013. The Company’s contribution to employee’s 401(k) plans was $0 in 2012 and $27,000 in 2011.

The Company also sponsors an unfunded Supplemental Executive Retirement Program (“SERP”), which is a nonqualified plan that provides certain key employees defined pension benefits. For the years ended December 31, 2012 and 2011 changes to the benefit obligation consisted of the following:

	2012	2011
Benefit obligation-beginning of year	$6,072,690	$5,416,816
Interest cost on projected benefit obligation	477,577	443,534
Actuarial loss	0	705,300
Benefits paid	(531,899)	(492,690)

Benefit obligation-end of year	$6,018,368	$6,072,960

A reconciliation of the SERP plan’s funded status with amounts recognized in the Company’s balance sheets is as follows:

	2012	2011
Actuarial present value of projected benefit obligation	$6,018,368	$6,072,690
Plan assets	0	0

Projected benefit obligation in excess of plan assets	$6,018,368	$6,072,690

The discount rate used in determining the actuarial present value of the projected benefit obligation was 4.0% in 2012, 4.5 % in 2011 and 5.0% in 2010.

Pension expense for the years ended December 31, 2012, 2011 and 2010 consisted of the following.

	2012	2011	2010
Interest costs	477,577	443,534	300,625
Actuarial costs	0	705,300	420,798

	477,577	1,148,834	721,423

The Company maintains life insurance covering certain key employees under its Supplemental Executive Retirement Program with the Company named as beneficiary. The Company intends to use the death benefits of these policies, as well as loans against the accumulating cash surrender value of the policies, to fund the pension obligation. The total death benefit associated with these policies is $10.2 million, with an associated accumulated cash surrender value of approximately $3,430,000 at December 31, 2012. The accumulated cash surrender values of these policies at December 31, 2011, was approximately $3,320,000. All of the current accumulated cash surrender values are available to meet current pension obligations, or to fund current general operations of the Company in the event that should become necessary.

The projected future pension benefits under this plan are as follows, assuming a retirement age of 65 and life expectancies based on Social Security Administration actuarial tables.

Year Ending December 31,
2013	558,660
2014	490,660
2015	449,060
2016	454,340
2017-2021	2,577,612

8.	ACQUISITION

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

Based on actual performance against the revenue and employee retention targets contained in the asset purchase agreement, of the potential contingent consideration, the Principals of Source Loop earned approximately $591,000 in cash and an additional 205,000 shares of Veramark Common Stock. All of the common stock earned has been included in the Company’s Balance Sheet at December 31, 2011. A final cash payment of approximately $141,000 was made during the first quarter of 2012.

The unaudited financial information in the table below summarizes the combined results of operations on a pro-forma basis, as if we had acquired Source Loop on January 1, 2009.

Unaudited (In 000s)
	2012	2011	2010
Revenue	$15,318	$13,938	$14,133

Income (Loss)	$745	($ 1,220)	$130

Earnings Per Share	$0.07	($ 0.12)	$0.01

9.	INTANGIBLE ASSETS AND GOODWILL

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

Amortization of Intangible Assets Acquired in Source Loop Acquisition

(In 000s except for years)

	Weighted	FMV at	Current	Accumulated	Net Value by
	Avg Life	Acquisition	Year	Amortization	Asset Class
Intangible Asset Class	Years	Date	Amortization	at 12/31/12	at 12/31/12
Customer Contracts	3.1	526	103	293	233
Customer Relationships	2.6	260	42	165	95
Key Employee Agreements	1.4	177	42	138	39
Other	0.7	30	5	26	4

Sub-Total Intangibles Subject to Amortization	2.6	993	192	622	371

Goodwill		336

Total Intangible Assets Acquired		1,329

Expected Future Amortization

Intangible Asset Class	2013	2014	2015	2016	2017
Customer Contracts	62	55	47	41	28
Customer Relationships	31	25	19	15	5
Key Employee Agreements	39	0	0	0	0
Other	3	1	0	0	0

Sub-Total Intangibles Subject to Amortization	135	81	66	56	33

Goodwill represents the excess of the purchase price paid over the fair value of assets acquired. Goodwill is not amortized and is subject to an impairment test conducted on an annual basis, or more frequently if a change in circumstances or the occurrence of events indicates that potential impairment exists. Through December 31, 2012, there has been no impairment of goodwill associated with the Source Loop acquisition.

10.	STOCKHOLDERS’ EQUITY

The Company has reserved 4,500,000 shares of its common stock for issuance under its 1998 Stock Option Plan. As of December 31, 2012, 1,117,486 shares of common stock were available for future grants. The plan provides for options, which may be issued as nonqualified stock options. All options granted are generally exercisable in increments of 20—100% per year beginning one year from the date of grant. All options granted to employees and directors have a ten year term.

A summary of stock option transactions for the years ended December 31, 2012, 2011 and 2010 is shown below:

	2012		2011		2010
	SHARES	WEIGHTED AVERAGE EXERCISE PRICE	SHARES	WEIGHTED AVERAGE EXERCISE PRICE	SHARES	WEIGHTED AVERAGE EXERCISE PRICE
Shares under option, beginning of year	1,422,443	$0.68	1,557,768	$0.62	1,740,793	$.94
Options granted	107,500	0.45	425,375	0.63	106,500	0.48
Options exercised	(10,000)	0.28	(398,554)	0.43	—	—
Options canceled	(64,360)	0.61	(162,146)	0.61	(289,525)	2.45

Shares under option, end of year	1,455,583	$0.67	1,422,443	$0.68	1,557,768	$0.62

Shares exercisable	1,085,801	$0.71	943,818	$0.71	1,431,893	$0.63

Weighted average fair market value of options granted	$0.44		$0.61		$0.32

Exercise price of options outstanding	$0.20-$1.53		$0.28-$1.53		$0.20-$1.54

The following table summarizes information relating to currently outstanding and exercisable stock options as of December 31, 2012:

Range of Exercise Prices	Weighted Average Remaining Contractual Life (in years)	Options Outstanding	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$0.28 - $0.99	6	1,405,583	$0.64	1,035,801	$0.67
$1.00 - $1.53	1	50,000	1.45	50,000	1.45

	6	1,455,583	$0.67	1,085,801	$0.71

11.	SALES INFORMATION

Sales to five customers were approximately $4,349,025 or 28% of the Company’s total sales in 2012. Sales to five customers were approximately $3,798,198 or 27% of the Company’s total sales in 2011.

12.	INCOME TAXES

The income tax provision includes the following:

	2012	2011	2010
Current income tax expense:
Federal	$14,000	$0	$0
State	0	0	0

	$14,000	$0	$0

Deferred income tax provision (benefit):
Federal	$234,921	$(612,258)	$116,247
State	23,700	(38,995)	18,797
Change in valuation allowance	(258,621)	651,253	(135,044)

	$0	$0	$0

The income tax provision differs from those computed using the statutory federal tax rate of 34%, due to the following:

	2012	2011	2010
Tax expense (benefit) at statutory federal rate	$258,016	$(414,640)	$196,504
State taxes, net of federal tax benefit	23,700	(38,995)	22,757
Increase (decrease) in valuation allowance	(258,621)	651,253	(135,044)
Other	329	0	400
Nondeductible expenses	10,576	(27,299)	7,370
Deferred tax adjustment-net operating loss	0	0	0
Deferred tax adjustment-general business credits	(20,000)	(170,319)	(91,987)

	$14,000	$0	$0

Deferred income taxes recorded in the balance sheets results from differences between financial statement and tax reporting of income and deductions. A summary of the composition of the deferred income tax assets (liabilities) follows:

	2012	2011
General business credits	$1,761,565	$1,741,565
Net operating losses	3,533,981	3,941,340
Deferred compensation	2,630,596	2,651,740
Stock options	352,066	312,448
Alternative minimum tax credits	346,492	332,822
Inventory	263	263
Accounts receivable	16,650	12,950
Capitalized software	(307,130)	(363,126)
Fixed assets	107,158	127,431
Other	220,006	162,835
New York State ITC	92,855	92,855

	8,754,502	9,013,123
Valuation allowance	(8,754,502)	(9,013,123)

New deferred asset (liability)	$0	$0

The Company has $9,551,299 of net operating loss carryforwards available as of December 31, 2012. Of that total, $682,000 is limited to a utilization of approximately $100,000 annually. The carryforwards expire in varying amounts in 2020 through 2032. The valuation allowance decreased by $258,621 during the year ended December 31, 2012.

The Company’s tax credit carry forwards as of December 31, 2012 are as follows:

Description	Amount	Expiration Dates
General business credits	1,761,565	2013 – 2032
New York State investment tax credits	92,855	2013 – 2025
Alternative minimum tax credits	346,492	No expiration date

Cash received for income taxes during the years ended December 31, 2012, 2011 and 2010 totaled $11,627, $8,306, and $6,620, respectively.

13.	COMMITMENTS AND CONTINGENCIES

On June 16, 2011 the Company entered into a Nonexclusive Patent License and settlement agreement relating to an action brought by Asentinel LLC, against Veramark, AnchorPoint—a division of MTS, and CASS Information Systems, alleging infringement of two patents held by Asentinel concerning systems and methods for identifying and processing billing exceptions in telecommunications invoices.

Material terms of the agreement included:

•	Asentinel waived all claims for damages for prior infringement and agreed not to make claims for future infringement of its patents.

•	The Company agreed to pay Asentinel $500,000. Of that amount $250,000 was paid upon execution of the agreement and $250,000 was paid, without interest on June 16, 2012.

•	The lawsuit was dismissed against the Company.

14.	REVOLVING DEMAND NOTE AGREEMENT

On October 31, 2008, Veramark Technologies, Inc. entered into a Revolving Demand Note Agreement (the “Line of Credit”), effective as of October 31, 2008, with Manufacturers and Traders Trust Company (the “Bank”) to provide working capital in the ordinary course of business. This Line of Credit was amended in October 2010 increasing the amount available under the agreement from $400,000 to $750,000. At December 31, 2012, the Company had no outstanding balance under this Line of Credit.

The material terms of the Line of Credit include:

•	The maximum outstanding principal balance under the Line of Credit is $750,000.

•	Veramark may borrow under the Agreement, from time to time, an amount less than or equal to, but not greater than the available balance.

•	The outstanding principal balance will bear interest at a per annum rate equal to LIBOR rate plus 3.5% with a minimum rate of 4.0%.

•	The Bank may demand payment of the outstanding principal balance at any time.

15.	TERM NOTE AGREEMENT

On October 29, 2010 the Company entered into an agreement with Manufacturers and Traders Trust Company to provide a three year term note in the amount of $200,000, the proceeds of which were used to purchase furnishings and fixtures for the Company’s headquarters facility. The loan bears an interest rate of LIBOR plus 4.0%, with a minimum interest rate of 4.5%. At December 31, 2012 the remaining balance of the term loan was $55,555.

16.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Summarized quarterly financial information for the years ended December 31, 2012 and 2011 is as follows:

	Three Months Ended
	March 31	June 30	September 30	December 31
2012
Net sales	$3,605,289	$3,856,535	$3,859,933	$3,996,637
Gross profit	$2,059,067	$2,242,814	$2,291,687	$2,403,406
Net income	$80,432	$147,298	$247,147	$269,993
Net income per common share
- Basic	$0.01	$0.01	$0.02	$0.03
- Diluted	$0.01	$0.01	$0.02	$0.03
2011
Net sales	$3,386,323	$3,246,643	$3,429,339	$3,875,397
Gross profit	$2,018,218	$1,842,402	$1,943,281	$2,362,585
Net income (loss)	$52,962	$(670,852)	$85,541	$(687,181)
Net income (loss) per common share
- Basic	$0.01	$(0.07)	$0.01	$(0.07)
- Diluted	$0.01	$(0.07)	$0.01	$(0.07)

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based upon an evaluation as of the end of the period covered by this report, the Company’s President and Chief Executive Officer and Vice President of Finance (principal financial officer) concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There have been no changes in the Company’s internal controls over financial reporting, that occurred during the period covered by this report, that have materially affected, or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that internal control over financial reporting was effective as of December 31, 2012.

PART III

In the event that the Company’s Annual Meeting of Shareholders is not held prior to the end of May 2013, the Company will file an amendment to this Annual report on Form 10-K on or before April 30, 2013 to include the information anticipated to be incorporated by reference into this Part III.

Item 10	Directors and Executive Officers of the Registrant

Information relating to the officers and directors of the Company and the Committees of the Company’s Board of Directors is incorporated herein by reference to portions of the Company’s Proxy Statement for the Annual Meeting of Shareholders anticipated to be held on or about May 22, 2013 under the headings “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

The following lists the names and ages of all executive officers and Directors of the Company as of the date of this report, all persons chosen to become executive officers, and all persons nominated or chosen to become directors.

MANAGEMENT

Directors and Executive Officers of the Registrant

Name	Age	Position
Ronald J. Casciano	59	Director
Seth J. Collins	46	Director
Charles A. Constantino	73	Director
Steve M. Dubnik	50	Director
John E. Gould	68	Director
Anthony C. Mazzullo	55	President and Chief Executive Officer, Chairman of the Board
Ronald C. Lundy	61	Senior Vice President of Finance and Chief Financial Officer

All Directors hold office until the next annual meeting of stockholders and until their successors are duly elected and qualified. Officers are elected annually by the Board of Directors and serve at the discretion of the Board.

The Company has adopted a Code of Business Conduct and Ethics for all principal executive officers, directors, and employees of the Company. A copy of this code is incorporated by reference to portions of the Company’s Proxy Statement for the Annual Meeting of Shareholders anticipated to be held on or about May 22, 2013. A copy of the Code of Business Conduct and Ethics is available, without charge, upon written request to the Company’s Senior Vice President of Finance and Chief Financial Officer at the Company’s corporate offices.

Item 11	Executive Compensation

Information relating to executive compensation is incorporated by reference to portions of to the Company’s Proxy Statement for the Annual Meeting of Shareholders anticipated to be held on or about May 22, 2013, under the heading “Executive Compensation.”

Item 12	Security Ownership of Certain Beneficial Owners and Management

Information relating to the security holdings of more than five percent holders and directors and officers of the Company is incorporated herein by reference to portions of the Company’s Proxy Statement for the Annual Meeting of Shareholders anticipated to be held on or about May 22, 2013, under the headings “Executive Compensation” and “Stock Options.”

Item 13	Certain Relationships and Related Transactions

Information related to certain relationships and related transactions of the Company are incorporated herein by reference to portions of the Company’s Proxy Statement, for the Annual Meeting of Shareholders anticipated to be held on or about May 22, 2013, under the heading “Certain Relationships and Related Transactions.”

PART IV

Item 14	Principal Accounting Fees and Services

Information relating to accounting fees and services incurred by and provided to the Company are incorporated herein by reference to portions of the Company’s Proxy Statement for the Annual Meeting of Shareholders anticipated to be held on or about May 22, 2013, under the heading “Audit Fees and Services.”

Item 15	Exhibits, Consolidated Financial Statement Schedule and Reports on Form 8-K

(a)	Financial Statements as set forth under Item 8 of this report on Form 10-K

(b)	Exhibits required to be filed by Item 601 of Regulation S-K

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-18 (File No. 2-96787) filed on March 22, 1985)

3.2	Bylaws (incorporated by reference to Exhibit 3 to the Company’s Registration Statement on Form S-8 filed on October 5, 1992)

10.1*	2007 Management Bonus Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 8, 2007)

10.2	Letter Agreement dated as of March 29, 2007 by and between the Company and David G. Mazzella (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 3, 2007)

10.3	Letter Agreement dated as of July 30, 2007 by and between the Company and Martin LoBiondo (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 3, 2007)

10.4*	Amended and Restated Board of Directors Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 26, 2007)

10.5	Consulting Agreement dated as of December 12, 2007 by and between the Company and David G. Mazzella (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 13, 2007)

10.6*	Employment Agreement dated as of December 17, 2007 by and between the Company and Anthony C. Mazzullo (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 19, 2007)

10.7*	Letter Agreement dated as of February 4, 2008 by and between the Company and Douglas F. Smith (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 4, 2008)

10.8*	Restricted Stock Award Agreement dated as of January 1, 2008 by and between the Company and Anthony C. Mazzullo (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 25, 2008)

10.9*	2008 Incentive Plan for Management and Key Employees (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 2, 2008)

10.10*	2008 Employee Stock Purchase Plan (incorporated by reference to Exhibit F to the Company’s Proxy Statement for its 2008 Annual Meeting of Shareholders filed on April 29, 2008)

10.11*	Description of non-employee director compensation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 18, 2008)

10.12*	Amended Salary Continuation Agreement dated as of October 10, 2008 by and between the Company and Ronald C. Lundy (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 17, 2008)

10.13*	Form of 2008 Employee Stock Purchase Plan Enrollment Agreement (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (File No. 333-155286) filed on November 12, 2008)

14	Code of Business Conduct and Ethics (incorporated by reference to Exhibit E to the Company’s Proxy Statement for its 2008 Annual Meeting of Shareholders filed on April 29, 2008)

23.1	Consent of Independent Registered Public Accounting Firm regarding Registration Statements on Form S-8 (No. 333-155286, 333-48144, and 333-55663)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement

(c)	Schedules required to be filed by Regulation S-X

(99)	Valuation and Qualifying Accounts

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERAMARK TECHNOLOGIES, INC., Registrant

/s/ Anthony C. Mazzullo

Anthony C. Mazzullo, President and CEO

Dated: April 1, 2013

/s/ Ronald C. Lundy

Ronald C. Lundy, Senior Vice President of Finance and CFO

Dated: April 1, 2013

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

Signature	Capacity	Date
/s/ Ronald J. Casciano	Director	April 1, 2013
Ronald J. Casciano

/s/ Seth J. Collins	Director	April 1, 2013
Seth J. Collins

/s/ Charles A. Constantino	Director	April 1, 2013
Charles A. Constantino

/s/ Steve M. Dubnik	Director	April 1, 2013
Steve M. Dubnik

/s/ John E. Gould	Director	April 1, 2013
John E. Gould