Form 10-K/A
period 2012-12-31
VERAMARK TECHNOLOGIES INC
filed 2013-04-30
CIK 747605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1

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

The number of shares of Common Stock, $.10 par value, outstanding on February 28, 2013 was 10,761,135.

EXPLANATORY NOTE

Veramark Technologies, Inc. is filing this Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the fiscal year ended December 31, 2012 for the purpose of (1) amending Item 10 of Part III to remove an incorporation by reference to its 2013 Proxy Statement and include the information herein, (2) amending Item 11 of Part III to remove an incorporation by reference to its 2013 Proxy Statement and include the information herein, (3) amending Item 12 of Part III to remove an incorporation by reference to its 2013 Proxy Statement and include the information herein, (4) amending Item 13 of Part III to remove an incorporation by reference to its 2013 Proxy Statement and include the information herein, and (5) amending Item 14 of Part III to remove an incorporation by reference to its 2013 Proxy Statement and include the information herein. No other changes are being made to the original Form 10-K filing other than updating of the Exhibits to include updated Certifications of the Chief Executive and Chief Financial Officers in accordance with Rule 13a-14(a).

AVAILABLE INFORMATION

The Company’s Annual Report on Form 10-K as well as the Company’s Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, can be found on our website at http://www.veramark.com/about-us/investor-information. Veramark’s Board of Directors committee charters (including the charters of the Audit Committee, Compensation Committee, and Governance and Nominating Committee) and code of ethics entitled “Code of Business Conduct and Ethics” are also available at that same location on our website. Stockholders can receive free printed copies of these documents by directing a written or oral request to: Veramark Technologies, Inc., Attention: Investor Relations; 1565 Jefferson Road, Suite 120, Rochester, NY 14623; 585-381-6000; http://www.veramark.com/contact-us/.

PART III

Item 10	Directors and Executive Officers of the Registrant

Our Board of Directors currently consists of six (6) members. Each director serves until the Company’s next annual meeting of shareholders and until a successor is elected and qualified.

Name and Age of Director	Principal Occupation For Past Five Years	Biography and Qualifications
Ronald J. Casciano 59	VP, CFO, and Treasurer of PAR Technology Corporation Mr. Casciano has been a Director of Veramark since 2011.

Mr. Casciano is currently President and Chief Executive Officer of PAR Technology Corporation, (NYSE: PTC) where he has been employed since 1983. He previously held the position of Chief Financial Officer of PAR.

Mr. Casciano’s experience includes financial management, corporate finance, mergers and acquisitions, establishing financial controls in accordance with the Sarbanes-Oxley Act of 2002, and financial reporting.

His experience qualifies him as an audit committee financial expert, as that term is defined by the SEC, and as such, he will serve as a member of the Company’s Audit Committee and as Chair of that committee.

Mr. Casciano has a B.S. in Accounting from LeMoyne College, and is a certified public accountant, licensed in the State of New York.

Seth J. Collins 46	President of Stone Mountain Capital, since 2005. President and a board member of Manchester Technologies, 1998 – 2005. Mr. Collins has been a Director of Veramark since 2008.

For over 20 years, Mr. Collins has been involved with technology companies, including various aspects of corporate management, mergers and acquisitions, sales channel development, consulting, and business strategy.

Mr. Collins is a cofounder of Stone Mountain Capital, a capital fund that invests in technology companies and manages real estate holdings.

His seven years as President of Manchester Technologies provided him with significant leadership exposure in the technology field. Manchester Technologies specialized in display technology and custom networking.

Mr. Collins holds a BS in Finance and Computer Science from Rensselaer Polytechnic Institute (RPI).

Charles A. Constantino 73

Retired in 2011, from positions of Director and Executive Vice President of PAR Technology Corporation (NYSE:PTC), where he held various leadership positions since 1973.

Mr. Constantino has been a Director of Veramark since 2002.

Mr. Constantino has extensive experience in the technology and software fields. His prior position as Executive Vice President of PAR Technology Corporation has provided him with full vertical exposure to the technology industry, including design of software, manufacturing, marketing, and servicing in the business to business market. While at PAR Technology Corporation, Mr. Constantino has also gained significant experience in the government sector at both the state and federal level, including the Department of Defense.

Mr. Constantino is also a Director and past Chairman of the Board of Trustees of St. John Fisher College, and a Director of Adirondack Bank.

Mr. Constantino holds a BS in Math from St. John Fisher College, and a Master’s Degree in Computer Science from the University of Rochester.

John E. Gould 68

Executive Vice President and General Counsel of CH Energy Group, Inc. (NYSE: CHG), since October 2009.

Partner in the law firm Thompson Hine, LLP, 2002 – 2009.

Mr. Gould has been a Director of Veramark since 1997.

As Executive Vice President and General Counsel of CH Energy Group, Inc, a publicly held corporation, Mr. Gould has significant first-hand experience with the continuously changing regulatory issues that face a publicly held company, and considerable knowledge of corporate governance matters and compliance with regulatory matters.

Mr. Gould was a Partner in Gould & Wilkie LLP, a general practice law firm located in New York City. In 2002, Gould & Wilkie LLP combined with Thompson Hine LLP, a larger general practice law firm with headquarters in Cleveland, Ohio. Mr. Gould resigned as a partner of Thompson Hine effective September, 2009.

Mr. Gould is also Chairman of the American Geographical Society and a Director of the Gerber Life Insurance Company.

Mr. Gould holds a BS degree in Psychology from Fordham College, and a JD degree from Harvard Law School.

Anthony C. Mazzullo 55

President and Chief Executive Officer of Veramark Technologies, Inc., since January 2008.

Senior Vice President of ePlus Systems, Inc., 2004 – 2007.

President – Software and Consulting Operations of Manchester Technologies, 2001 – 2004.

Mr. Mazzullo has been a Director of Veramark since 2008.

As President and CEO of the Company, Mr. Mazzullo’s membership on the Board of Directors assists in establishing transparent communication between the board and management of the Company.

Mr. Mazzullo has widespread experience in the software and consulting industry.

From 2004 – 2007, Mr. Mazzullo was Senior Vice President of ePlus Systems, Inc., a wholly owned subsidiary of ePlus, Inc., a publicly held software and professional services company.

Prior to joining ePlus Systems, Inc., Mr. Mazzullo founded and served as President and Chief Executive Officer of eTrack Solutions, a professional services company that assisted organizations in streamlining their operations and optimally applying software applications to their businesses. eTrack Solutions was sold to Manchester Technologies in 2001. Mr. Mazzullo served as Manchester Technologies’ President of Software and Consulting Operations until 2004.

Mr. Mazzullo is currently serves on the board of directors of the Volunteers of America of Western New York.

Mr. Mazzullo holds a BS in Electrical Engineering from Cornell University, and an MBA in Finance from the Simon School of Business at the University of Rochester.

Steve M. Dubnik 50

Chairman, Cincinnati Communications, LLC since 2010, Chairman and CEO, Nysys Wireless, LLC since 2010, and Chairman, OnCell Systems, Inc since 2006.

Co-Chief Executive Officer of Ariston Global LLC, 2006-2010

Chairman, Chief Executive Officer, and President of Choice One Communications, 1998 – 2005.

Mr. Dubnik has been a Director of Veramark since 2010.

Mr. Dubnik currently holds executive positions with three different companies that he has helped fund and continues to oversee. Previously, Mr. Dubnik co-founded Ariston Global LLC in 2006 for the purpose of acquiring, developing, and managing companies that provide software products and services to communication service providers in the global marketplace. Ariston Global LLC has completed five acquisitions since 2006, and now provides services to over 100 companies worldwide, giving Mr. Dubnik extensive experience in the area of mergers and acquisitions

Mr. Dubnik founded Choice One Communications in 1998. Under his leadership, Choice One, through a combination of internal growth and acquisitions, grew into a $350 million enterprise providing integrated voice and data services to over 100,000 small and medium-sized businesses.

Prior to 1998, Mr. Dubnik held various executive positions in several telecom industry companies, including ACC Corp, RCI Long Distance, and Rochester Telephone Corporation.

Mr. Dubnik also serves on the boards of The Strong and Nazareth College.

Mr. Dubnik holds a BA in Mechanical Engineering from the Massachusetts Institute of Technology, and an MBA from the Simon School of Business at the University of Rochester.

Other Directorships and Trusteeships

Mr. Constantino serves as a member of the Board of Directors of PAR Technology Corporation (NYSE:PTC). None of the other Directors and nominees to the Company’s Board of Directors serves on the Board of Directors or the Board of Trustees of any other publicly held company.

Code of Business Conduct and Ethics

The Company has adopted a Code of Business Conduct and Ethics for all principal executive officers, directors, and employees of the Company. A copy of the Code of Business Conduct and Ethics is available, without charge, upon written request to the Company’s Senior Vice President of Finance and Chief Financial Officer at the Company’s corporate offices.

A copy is also available at http://www.veramark.com/about-us/investor-information.

Audit Committee

The Audit Committee of the board currently consists of Messrs. Casciano, Constantino, Dubnik, and Gould, all of whom are independent as defined under SEC rules. Mr. Casciano’s formal education and experience qualify him as an Audit Committee Financial Expert, as that term is defined by SEC rules.

Section 16(a) Beneficial Ownership Reporting Compliance

Based upon reports filed by the Company with the SEC, and copies of filed reports received by the Company, the Company believes all reports of ownership and changes in ownership of the Common Stock required to be filed with the SEC during 2012 by the Company’s directors, officers and more than 10 percent shareholders, were filed in compliance with Section 16(a) of the Exchange Act, except reports covering the ownership of Glacier Peak Capital.

Executive Officers

The following is a list of the Company’s executive officers:

Name	Age	Principal Occupation For Past Five Years

Anthony C. Mazzullo	55	President and Chief Executive Officer of Veramark Technologies, Inc. since January 1, 2008. Senior Vice President of ePlus Systems Inc. from 2004 – 2007.

Ronald C. Lundy	61	Senior Vice President of Finance and Chief Financial Officer of Veramark Technologies, Inc. since 2007. Treasurer from 1993 – 2006.

Joshua B. Bouk	39	Senior Vice President of Strategic Services of Veramark Technologies, Inc. since February 2010. Vice President of Customer Services of Veramark Technologies, Inc. from March 2008 – January 2010. Chief Operating Officer of Connected Energy Corporation from June 2007 to March 2008. VP of Marketing for Pervasive Solutions from November 2006 to June 2007. VP of eLearning Services for Netsmartz, LLC from February 2006 to November 2006. Managing Director of ePlus Consulting, a division of ePlus Systems, Inc. from June 2004 – February 2006.

Thomas W. McAlees	45	Senior Vice President of Engineering and Operations of Veramark Technologies, Inc. since February 2010. Vice President of Engineering and Operations of Veramark Technologies, Inc. since March 2008. Vice President of Engineering and Consulting of ePlus Systems, Inc. from June 2004 – March 2008.

There are no family relationships between any of the directors or executive officers of the Company.

Item 11	Executive Compensation

Summary Compensation Table

The following table summarizes, for the fiscal years ended December 31, 2012 and 2011, the compensation paid or accrued to the Company’s Chief Executive Officer, Principal Financial Officer, and three other named executive officers, (as defined by Rule 3b-7), w hose cash compensation exceeded $100,000 during 2012 (the “Named Executive Officers”).

						Nonqualified
				Stock	Option	Deferred	All Other
Name and				Awards	Awards	Compensation	Compensation
Principal Position	Year	Salary ($)	Bonus ($)	($)	($)	Earnings	($)		Total $
Anthony C. Mazzullo	2012	275,000	89,375	0	0	n/a	2,580		366,955
President, Chief Executive Officer, and Chairman of the Board	2011	274,519	30,000	0	57,950	n/a	1,380	(1)	363,849
Ronald C. Lundy	2012	145,001	12,550	0	0	0	7,376		164,927
Senior Vice President of Finance, and Chief Financial Officer	2011	144,809	6,000	0	11,400	0	7,403	(2)	169,612
Joshua B. Bouk	2012	157,500	17,500	0	0	n/a	286		175,286
Senior Vice President, Strategic Services	2011	157,212	13,000	0	34,500	n/a	286	(3)	204,998
Thomas W. McAlees	2012	157,500	19,500	0	0	n/a	477		177,477
Senior Vice President, Engineering and Operations	2011	157,212	13,000	0	34,500	n/a	318	(4)	205,030

(1)	On January 1, 2011, Mr. Mazzullo was awarded 100,000 stock options, subject to certain performance criteria. In 2012, 5,000 of those shares were forfeited, and his 2011 Option Awards above have been adjusted.
(2)	On March 2, 2011, Mr. Lundy was awarded 15,000 stock options, subject to certain performance criteria.
(3)	On April 12, 2011, Mr. Bouk was awarded 50,000 stock options, subject to certain performance criteria.
(4)	On April 12, 2011, Mr. McAlees was awarded 50,000 stock options, subject to certain performance criteria.

Employment Agreements

The Company has an employment agreement with Anthony C. Mazzullo to serve as President and Chief Executive Officer of the Company. The term of that employment agreement ended on December 31, 2012. After December 31, 2012, the agreement will automatically renew for successive one-year periods unless written notice is provided by either party, at least 90 days prior to the expiration of the initial or any renewal term. The agreement provides for a minimum gross salary of $275,000 per year and an annual bonus to be determined each year by the Board of Directors in its sole discretion. It also provides Mr. Mazzullo with 100,000 options to purchase shares of the Company’s common stock, which will vest 50% at the end of each year of the initial term of the contract, upon meeting certain performance criteria. The agreement also requires the Board to nominate Mr. Mazzullo as a director each year during the term of the agreement.

The Company has an employment agreement with Joshua B. Bouk to serve as Senior Vice President of the Company. The term of that employment agreement ended on March 3, 2011. The agreement automatically renewed on March 3, 2011, and the agreement will continue to automatically renew for successive one-year periods on each March 3, unless written notice is provided by either party, at least 30 days prior to the expiration of the initial or any renewal term. The agreement provides for a minimum gross salary of $130,000 per year. The agreement also provides that Mr. Bouk shall be a participant in the management performance bonus each year. Finally, the agreement granted Mr. Bouk 60,000 shares of restricted stock, which will vest ratably upon meeting certain performance criteria.

On April 1, 2011, Mr. Bouk’s employment agreement was amended. The amendment extended the term of the agreement for an additional year through March 31, 2012; increased Mr. Bouk’s salary to $157,500; and granted him 50,000 shares of the Company’s $0.10 par value common stock, vesting ratably over a two-year period subject to meeting certain performance criteria.

The Company has an employment agreement with Thomas W. McAlees to serve as Vice President of the Company. The term of that employment agreement ended on March 3, 2011. The agreement automatically renewed on March 3, 2011, and the agreement will continue to automatically renew for successive one-year periods on each March 3, unless written notice is provided by either party, at least 30 days prior to the expiration of the initial or any renewal term. The agreement provides for a minimum gross salary of $130,000 per year. The agreement also provides that Mr. McAlees shall be a participant in the management performance bonus each year. Finally, the agreement granted Mr. McAlees 60,000 shares of restricted stock, which will vest ratably upon meeting certain performance criteria.

On April 1, 2011, Mr. McAlees’ employment agreement was amended. The amendment extends the term of the agreement for an additional year through March 31, 2012; increased Mr. McAlees’ salary to $157,500; and granted him 50,000 shares of the Company’s $0.10 par value common stock, vesting ratably over a two-year period subject to meeting certain performance criteria.

Stock Options

The Company has a stock option plan under which employees may be granted non-qualified stock options to purchase the Company’s Common Stock. All full-time employees of the Company are eligible to receive stock options. The Compensation Committee of the Board of Directors administers the plan and makes all determinations with respect to eligibility, option price, term and exercisability, and the term of any option may not exceed ten years.

Outstanding Equity Awards at Fiscal Year End

Stock Options

	Number of Unexercised Options at Fiscal Year End
	Earned and	Earned and	Unearned and	Option	Option
	Exercisable	Unexercisable	Unexercisable	Exercise	Expiration
Name	(#)	(#)	(#)	Price ($)	Date
Mazzullo, Anthony C.	12,000	0	0	0.50	04/09/2019
	45,000	50,000	0	0.63	01/28/2021

	57,000	50,000	0

Lundy, Ronald C.	25,000	0	0	0.48	05/15/2013
	9,000	0	0	0.78	05/22/2017
	3,750	3,750	7,500	0.78	03/02/2021

	37,750	3,750	7,500

Bouk, Joshua B.	25,000	25,000	0	0.80	04/12/2021

	25,000	25,000	0

McAlees, Thomas W.	25,000	25,000	0	0.80	04/12/2021

	25,000	25,000	0

None of our Named Executive Officers had any outstanding stock awards at fiscal year-end.

Retirement Benefits

The named executives listed below are participants in the Company’s Supplemental Executive Retirement Plan (SERP). The amount of the retirement benefit varies depending upon length of service, retirement age and average salary.

The following table indicates the projected retirement benefit for each of the Named Executives who are eligible under the Company’s retirement plan.

Mr. Lundy’s projected benefit was frozen in October 2008, as disclosed on Form 8-K filed with the SEC on October 17, 2008. Any future increases in Mr. Lundy’s salary, or additional years of service, will not increase the value of Mr. Lundy’s future payouts.

Name	Current Age	Plan Name	Number of Years Credited Service at December 31, 2012	Present Value of Accumulated Benefits	Payments During Last Fiscal Year	Annual Benefit at Retirement Age
Ronald C. Lundy	61	1991 SERP	29	$498,237	0	$43,680

Potential Payments upon Termination of Change in Control

Under the employment agreement with Mr. Mazzullo, in the event that he is terminated by the Company without cause prior to a change in control of the Company, then, subject to execution and non-revocation of a waiver and release, he is entitled to sixteen months of salary and benefits continuation and the maximum number of stock options that he can earn during the year of termination shall become immediately vested and exercisable. In the event that he is terminated by the Company without cause within the one-year period following a change in control of the Company and he is not offered comparable employment with the successor to the Company, then, subject to execution and non-revocation of a waiver and release, he is entitled to one year of salary and benefits continuation as well as payment of his target bonus.

The Company is party to a change of control agreement with Mr. Lundy. Under that change of control agreement, in the event of a change of control, all of his unvested stock options become immediately vested and exercisable. If he voluntarily terminates his employment for good reason or he is involuntarily terminated by the Company without cause, in each case within the one-year period following a change in control of the Company, then he is entitled to one year of salary and benefits continuation.

Under the employment agreements with Mr. Bouk and Mr. McAlees, in the event of a change of control, all of their unvested stock options become immediately vested and exercisable. If either of them voluntarily terminates their employment for good reason or is involuntarily terminated by the Company without cause, in each case within the one-year period following a change in control of the Company, then he is entitled to six months of salary and benefits continuation.

Director Compensation

Name	Fees Earned or Paid (1)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	Other Annual Compensation ($)	Total ($)
Current Directors
Ronald J. Casciano	26,000	0	975	0	0	0	26,975
Seth J. Collins	25,400	0	975	0	0	0	26,375
Charles A. Constantino	26,200	0	975	0	0	0	27,175
John E. Gould	26,000	0	975	0	0	0	26,975
Steve M. Dubnik	26,000	0	975	0	0	0	26,975

(1)
	Fees Earned or Paid For:
	Annual Retainer ($)	Actual Participation in Board and Committee Meetings ($)	Total ($)	Number of Option Awards Outstanding at Fiscal Year End
Current Directors
Ronald J. Casciano	20,000	6,000	26,000	12,500
Seth J. Collins	20,000	5,400	25,400	15,000
Charles A. Constantino	20,000	6,200	26,200	60,000
John E. Gould	20,000	6,000	26,000	70,000
Steve M. Dubnik	20,000	6,000	26,000	15,000

Effective 2005, in lieu of an annual grant of 10,000 stock options, each outside director received an annual retainer of $10,000, payable quarterly, in addition to fees for each meeting attended. Outside directors receive $1,000 for each regular board meeting attended and $200 for each committee meeting attended. In 2006, the one-time grant of 30,000 stock options to new directors was reduced to 10,000 stock options. Since 2008, a non-officer chairperson receives and additional retainer of $10,000 payable quarterly. Effective January 1, 2011, the annual retainer for outside directors has been increased to $20,000, payable quarterly, in addition to fees for each meeting attended. Further, each outside director will receive 2,500 stock options upon each anniversary date of his or her election to the board.

In 2005, the Board of Directors adopted a Directors’ Deferred Compensation Plan, pursuant to which a director may elect to defer any portion of the annual retainer and meeting fees. Deferred amounts, until paid pursuant to the plan, will earn interest quarterly at the same rate as the Company earns on its invested cash during the same period.

Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder matters

Equity Compensation Plan Information

At December 31, 2012, the Company had the following securities authorized for issuance under equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column (a) (c)
Equity compensation plans approved by security holders	1,455,583	$0.67	1,117,486
Equity compensation plans not approved by security holders	0	0	0

Total	1,455,583	$0.67	1,117,486

The following table sets forth information as of April 8, 2013, with respect to the persons or groups (as those terms are used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), believed by the Company to be the beneficial owners of more than 5% of the outstanding Common Stock, by each named executive officer, director, nominee for director and by all directors and certain executive officers as a group.

Name and Address	Amount and Nature of Shares of Common Stock Beneficially Owned		Percent of Class (1)
Glacier Peak Capital and related parties 500 108th Ave NE, Suite 905 Bellevue, WA 98004	1,422,265	(2)	13.2%
Peter H. Kamin One Avery St. , 17B Boston, MA 02111	1,021,814	(3)	9.5%
David G. Mazzella 6001 Pelican Bay Blvd #402 Naples, FL 34108	790,500	(4)	7.0%
Albert J. Montevecchio and related parties 20 Fairfield Drive Fairport, New York 14450	600,206	(5)	5.6%
Ronald J. Casciano	12,500	(6)	*
Seth J. Collins	105,000	(7)	*
Charles A. Constantino	75,000	(8)	*
Steve M. Dubnik	15,000	(9)	*
John E. Gould	88,000	(10)	*
Anthony C. Mazzullo	381,122	(11)	3.5%
Ronald C. Lundy	111,283	(12)	1.0%
Joshua B. Bouk	132,600	(13)	1.2%
Thomas W. McAlees	161,222	(14)	1.5%
All Directors and Executive Officers as a Group (9 Individuals)	1,081,727	(15)	9.6%

*	Indicates less than 1.0%

(1)	Based on the number of shares of Common Stock outstanding as of March 31, 2013, which was 10,791,406 shares of Common Stock, plus the number of shares of Common Stock subject to outstanding options, warrants and convertible stock, held by the person with respect to whom the percentage is reported on such date. The shares of Common Stock underlying such options, warrants, convertible stock and similar rights, are deemed outstanding for purposes of computing the percentage of the person holding such options, but are not deemed outstanding for the purpose of computing the percentage of any other person.

(2)	Based upon direct communication with shareholder, dated April 18, 2013.

(3)	Based on Schedule 13G filed with the SEC by Mr. Kamin on January 31, 2013.

(4)	Includes 500,000 shares of Common Stock Mr. Mazzella has the right to acquire pursuant to options issued under the Company’s 1998 Long Term Incentive Plan.

(5)	Includes 196,856 shares of Common Stock owned by Montevecchio Associates, a limited partnership of which Albert J. Montevecchio is a general partner, and 10,350 shares owned by related family members.

(6)	Includes 12,500 shares of Common Stock Mr. Casciano has the right to acquire pursuant to options issued under the Company’s 1998 Long Term Incentive Plan.

(7)	Includes 15,000 shares of Common Stock Mr. Collins has the right to acquire pursuant to options issued under the Company’s 1998 Long Term Incentive Plan.

(8)	Includes 60,000 shares of Common Stock Mr. Constantino has the right to acquire pursuant to options issued under the Company’s 1998 Long Term Incentive Plan.

(9)	Includes 15,000 shares of Common Stock Mr. Dubnik has the right to acquire pursuant to options issued under the Company’s 1998 Long Term Incentive Plan.

(10)	Includes 70,000 shares of Common Stock Mr. Gould has the right to acquire pursuant to options issued under the Company’s 1998 Long Term Incentive Plan.

(11)	Includes 138,667 shares of restricted Common Stock issued to Mr. Mazzullo and 157,000 shares of Common Stock Mr. Mazzullo has the right to acquire pursuant to options issued, under the Company’s 1998 Long Term Incentive Plan.

(12)	Includes 9,000 shares of restricted Common Stock issued to Mr. Lundy and 49,000 shares of Common Stock Mr. Lundy has the right to acquire pursuant to options issued, under the Company’s 1998 Long Term Incentive Plan.

(13)	Includes 75,000 shares of restricted Common Stock issued to Mr. Bouk and 50,000 shares of Common Stock Mr. Bouk has the right to acquire pursuant to options issued, under the Company’s 1998 Long Term Incentive Plan.

(14)	Includes 75,000 shares of restricted Common Stock issued to Mr. McAlees and 50,000 shares of Common Stock Mr. McAlees has the right to acquire pursuant to options issued, under the Company’s 1998 Long Term Incentive Plan.

(15)	Includes 478,500 shares of Common Stock the directors and named executives have the right to acquire pursuant to options issued under the Company’s 1998 Long Term Incentive Plan, and 297,667 shares of restricted Common Stock issued to named executives.

Item 13	Certain Relationships and Related Transactions, and Director Independence

The Company has not identified any related-party transactions to report involving any of our executive officers or directors in 2011 or 2012.

The Company’s Board of Directors has determined that all of the directors, with the exception of Mr. Mazzullo, are independent as defined by the SEC.

Item 14	Principal Accounting Fees and Services

The Audit Committee has appointed EFP Rotenberg LLP as independent auditors for the fiscal year ending December 31, 2013. EFP Rotenberg LLP, as successor by merger to Rotenberg & Co., LLP, effective October 1, 2009, acted as the independent auditors for the fiscal years ending December 31, 2004 through December 31, 2012.

Audit Fees. During fiscal years 2012 and 2011, the aggregate fees billed to the Company by its independent auditors were $80,100 and $77,600, respectively, for the annual audit of the financial statements and review of the financial statements included in the Company’s Quarterly Reports on Form 10-Q.

Audit-Related Fees. During fiscal years 2012 and 2011, the aggregate fees billed to the Company by its independent auditors were $6,000 and $5,400, respectively, for the annual audit of the Veramark Technologies, Inc. 401K Plan and the preparation of its annual report on Form 5500.

Tax Fees. The aggregate fees billed to the Company by its independent auditors for professional services rendered to the Company during fiscal years 2012 and 2011, other than the audit services referred to above, were $8,300 and $8,100, respectively, all of which was for tax preparation and tax consulting fees.

No other fees were billed to the Company by its independent auditors during fiscal years 2012 and 2011.

The Audit Committee of the Board of Directors has considered whether provision of the non-audit related services described above is compatible with maintaining the independent accountants’ independence and has determined that those services have not adversely affected EFP Rotenberg LLP’s independence.

It is the Audit Committee’s policy, as reflected in its Charter, to pre-approve all audit and non-audit services performed by the Company’s independent auditors. Following a presentation by management to the Audit Committee describing the types of services to be performed in connection with, and the projected budget for, a particular engagement, the Audit Committee informs management whether it approves the engagement and the budget.

PART IV

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

Dated: April 30, 2013

/s/ Ronald C. Lundy

Ronald C. Lundy, Senior Vice President of Finance and CFO

Dated: April 30, 2013

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

Signature	Capacity	Date
/s/ Ronald J. Casciano	Director	April 30, 2013
Ronald J. Casciano

/s/ Seth J. Collins	Director	April 30, 2013
Seth J. Collins

/s/ Charles A. Constantino	Director	April 30, 2013
Charles A. Constantino

/s/ Steve M. Dubnik	Director	April 30, 2013
Steve M. Dubnik

/s/ John E. Gould	Director	April 30, 2013
John E. Gould