Form 10-Q
period 2013-03-31
VERAMARK TECHNOLOGIES INC
filed 2013-05-15
CIK 747605

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

☒	Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934

or

☐	Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For Quarter Ended March 31, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☐    NO  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

The number of shares of Common Stock, $.10 par value, outstanding on March 31, 2013 was 10,791,406.

PART I FINANCIAL INFORMATION

VERAMARK TECHNOLOGIES, INC.

CONDENSED BALANCE SHEETS (Unaudited)

	March 31, 2013	December 31, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,568,899	$1,197,554
Investments	116,830	118,211
Accounts receivable, trade (net of allowance for doubtful accounts of $50,100 and $45,000, respectively)	2,006,977	2,080,475
Prepaid expenses	570,887	480,424
Other current assets	1,386,690	800,001

Total Current Assets	5,650,283	4,676,665
PROPERTY AND EQUIPMENT
Cost	2,592,160	2,588,081
Less accumulated depreciation	(2,000,792)	(1,954,057)

Property and Equipment (net)	591,368	634,024
OTHER ASSETS:
Software development costs (net of accumulated amortization of $2,338,822 and $2,222,697)	2,503,211	2,585,230
Pension assets	3,438,171	3,430,020
Intangibles, net	337,250	371,000
Goodwill	336,219	336,219
Deposits and other assets	1,198,317	1,198,317

Total Other Assets	7,813,168	7,920,786

TOTAL ASSETS	$14,054,819	$13,231,475

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$410,890	$244,782
Accrued compensation	701,595	909,067
Deferred revenue	4,857,760	4,536,979
Current portion of pension obligation	558,660	558,660
Short term debt	38,889	55,555
Other accrued liabilities	1,494,025	972,231

Total Current Liabilities	8,061,819	7,277,274
Long-Term portion of pension obligation	5,373,443	5,459,708
Other long-term liabilities	141,954	105,917

Total Liabilities	13,577,216	12,842,899
STOCKHOLDERS’ EQUITY:
Common Stock, par value $.10; shares authorized, 40,000,000; 10,871,631 and 10,754,334 shares issued	1,087,163	1,075,433
Additional paid-in capital	23,087,687	23,029,181
Accumulated deficit	(23,326,132)	(23,346,304)
Treasury stock (80,225 shares, at cost)	(385,757)	(385,757)
Accumulated other comprehensive income	14,642	16,023

Total Stockholders’ Equity	477,603	388,576

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$14,054,819	$13,231,475

The accompanying notes are an integral part of these financial statements.

VERAMARK TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
	2013	2012
NET REVENUES
Product revenues	$279,999	$380,174
Service revenues	3,566,179	3,225,115

Total Net Revenues	3,846,178	3,605,289

COSTS AND OPERATING EXPENSES:
Cost of revenues	1,626,822	1,546,222
Engineering and software development	322,639	292,827
Selling, general and administrative	1,894,274	1,701,499

Total Costs and Operating Expenses	3,843,735	3,540,548
INCOME FROM OPERATIONS	2,443	64,741
NET INTEREST INCOME	17,729	15,691

INCOME BEFORE TAXES	20,172	80,432
INCOME TAXES	0	0

NET INCOME	$20,172	$80,432

NET INCOME PER SHARE
Basic	$0.00	$0.01

Diluted	$0.00	$0.01

The accompanying notes are an integral part of these financial statements.

VERAMARK TECHNOLOGIES, INC,

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended March 31,
	2013	2012
Net Income	$20,172	$80,432
Unrealized Change—Investments, net of tax	(1,381)	(1,767)

Total Comprehensive Income	$18,791	$78,665

The accompanying notes are an integral part of these financial statements.

VERAMARK TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2013	2012
OPERATING ACTIVITIES:
Net income	$20,172	$80,432
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	296,806	316,015
Increase in bad debt reserve	5,100	0
Compensation expense—equity grants	22,022	28,777
Changes in assets and liabilities:
Accounts receivable	68,398	(203,147)
Prepaid expenses	(90,463)	(108,970)
Pension assets	(8,151)	(16,450)
Deposits and other assets	(586,689)	51,338
Accounts payable	166,108	(18,645)
Accrued compensation and related taxes	(207,472)	114,180
Deferred revenue	320,781	196,077
Other accrued liabilities	521,794	(55,633)
Prepaid rent liability	36,037	(1,432)
Pension obligation	(86,265)	(65,515)

Net cash provided by operating activities	478,178	317,027

INVESTING ACTIVITIES:
Acquisition of Source Loop	0	(140,828)
Sale of investments	0	40,177
Additions to property and equipment	(4,079)	(40,558)
Capitalized software development costs	(134,302)	(168,862)

Net cash flows used by investing activities	(138,381)	(310,071)

FINANCING ACTIVITY:
Bank borrowing—repayment of term loan	(16,666)	(16,666)
Exercise of stock options	25,915	0
Employee Stock Purchase Plan	22,299	0

Net cash provided (used) by financing activities	31,548	(16,666)

Net change in cash and cash equivalents	371,345	(9,710)
Cash and cash equivalents, beginning of year	1,197,554	679,405

Cash and cash equivalents, end of period	$1,568,899	$669,695

SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid (refunded)	$15,245	$(14,301)
Interest paid	$892	$1,329

The accompanying notes are an integral part of these financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

(1)	GENERAL

The accompanying unaudited financial statements of Veramark Technologies, Inc. (the “Company”), include all adjustments of a normal and recurring nature which, in the opinion of Company’s management, are necessary to present fairly, the Company’s financial position as of March 31, 2013, the results of its operations for the three months ended March 31, 2013 and 2012, and cash flows for the three months ended March 31, 2013 and 2012.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed financial statements should be read in conjunction with the financial statements and related notes contained in the Company’s Annual Report on Form 10-K to the Securities and Exchange Commission for the year ended December 31, 2012.

The results of operations and cash flows for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for the full year’s operation. Certain prior period amounts have been reclassified to conform to the current period presentation.

(2)	PROPERTY AND EQUIPMENT

The major classifications of property and equipment at March 31, 2013, and December 31, 2012 were:

	March 31, 2013	December 31, 2012
Machinery and equipment	$186,204	$186,204
Computer hardware and software	1,482,179	1,434,636
Furniture and fixtures	923,777	967,241

	$2,592,160	$2,588,081

For the three months ended March 31, 2013 and 2012, the Company recorded depreciation expense of $46,735 and $48,799, respectively.

(3)	STOCK-BASED COMPENSATION

The Company’s share-based compensation consists of restricted stock and stock options, vesting over periods ranging from one to four years. For the three months ended March 31, 2013, the Company awarded 53,000 stock options, canceled 24,000 stock options, and exercised 59,000 stock options. During the first three months of 2012, the Company awarded 67,000 stock options, and canceled 19,250 stock options.

A summary of the status of the Company’s stock option plan as of March 31, 2013, is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Grant-Date Fair Value	Average Remaining Contractual Term (Yrs)	Intrinsic Value
Outstanding as of December 31, 2012	1,455,583	$0.67	$0.63	5.6	$28,870
Granted	53,000	0.47	0.44		0
Exercised	(59,000)	0.40			(3,700)
Canceled	(24,000)	0.40			(530)

Outstanding as of March 31, 2013	1,425,583	$0.68	$0.63	5.7	$24,640

Options exercisable at March 31, 2013	1,096,770	$0.72	$0.66	4.8	$24,640

As of March 31, 2013, there was $114,659 of total unrecognized compensation cost related to non-vested stock options granted under the Plan, and $2,340 of unrecognized compensation cost related to non-vested restricted stock grants. The compensation cost for stock options will be recognized over a weighted-average period of 1.3 years. The compensation costs of restricted stock will be recognized over a weighted-average period of 0.3 years.

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

Calculations of Earnings Per Share

	Three Months Ended March 31,
	2013	2012
Basic
Net Income	$20,172	$80,432

Weighted average common shares outstanding	10,757,194	10,616,771

Net Income per common share	$0.00	$0.01

Diluted
Net Income	$20,172	$80,432

Weighted average common shares outstanding	10,757,194	10,616,771
Additional dilutive effect of stock options after application of treasury stock method	122,305	16,989

Weighted average dilutive shares outstanding	10,879,499	10,633,760

Net Income per common share assuming full dilution	$0.00	$0.01

(5)	INDEMNIFICATION OF CUSTOMERS

Our agreements with customers generally require us to indemnify the customer against claims that our software infringes third party patent, copyright, trademark or other proprietary rights. Such indemnification obligations are generally limited in a variety of industry-standard respects, including our right to replace an infringing product. As of March 31, 2013, we had not experienced any material losses related to these indemnification obligations and no material claims with respect thereto were outstanding. We do not expect significant claims related to these indemnification obligations, and consequently, we have not established any related reserves.

(6)	BENEFIT PLANS

The Company sponsors an employee incentive savings plan under Section 401(k) for all eligible employees. The Company’s contributions to the plan are discretionary. During the first quarter of 2012, there were no contributions to the plan. For the first quarter of 2013, the Company’s contribution to employee 401(k) accounts totaled $60,465.

The Company also sponsors an unfunded Supplemental Executive Retirement Program (“SERP”), which is a non-qualified plan that provides certain former employees, and one current employee defined pension benefits. Periodic pension expense for the three months ended March 31, 2013 and 2012 consisted of the following:

	Three Months Ended March 31,
	2013	2012
Interest Cost	53,400	60,000

The Company paid pension obligations of $139,665 for the three months ended March 31, 2013 and $125,515 for the three months ended March 31, 2012.

The discount rate used in determining the actuarial present value of the projected benefit obligation was 4.0% for the three months ended March 31, 2013 and 4.5% for the three months ended March 31, 2012.

The Company maintains life insurance covering certain current and former employees under its SERP with the Company named as beneficiary. The Company intends to use the death benefits of these policies, as well as loans against the accumulating cash surrender value of the policies, to fund future pension obligations. The total death benefit associated with these policies is $10.2 million, with an associated accumulated cash surrender value of $3,438,171 at March 31, 2013. The accumulated cash surrender values of these policies at December 31, 2012 was approximately $3,430,020.

The projected pension benefits paid or expected to be paid under this plan are as follows, assuming retirement at age 65 and life expectancies based on IRS mortality tables:

Period Ending December 31, Unless Stated Otherwise,

2013	558,660
2014	490,660
2015	449,060
2016	454,340
2017	490,740
2018 – 2022	2,597,047

(7)	INTANGIBLE ASSETS AND GOODWILL

Under the purchase method of accounting, we allocated the fair value of the total consideration expected to be transferred, to the tangible and identifiable intangible assets acquired from Source Loop in June 2010, based on their estimated fair values on the date of acquisition. The fair values assigned to the identifiable intangible assets were based on estimates and assumptions determined by management. The following table summarizes the fair values assigned to the identifiable intangible assets by asset class at the time of acquisition, and the subsequent amortization through March 31, 2013 of those intangible assets.

Amortization of Intangible Assets Acquired in Source Loop Acquisition

(In 000s except weighted avg life in years)

Intangible Asset Class	Weighted Avg Life Years	FMV at Acquisition Date	Current Year Amortization	Accumulated Amortization at 3/31/13	Net Value by Asset Class at 3/31/13
Customer Contracts	3	$526	$15	$308	$218
Customer Relationships	3	260	8	173	87
Key Employee Agreements	1	177	10	148	29
Other	1	30	1	27	3

Sub-Total Intangibles Subject to Amoritization	3	993	$34	$656	$337

Goodwill		336

Total Intangible Assets Acquired		$1,329

Expected Future Amoritzation

Intangible Asset Class	Q2-Q4 2013	2014	2015	2016	2017
Customer Contracts	$47	$55	$47	$41	$28
Customer Relationships	23	25	19	15	5
Key Employee Agreements	29	0	0	0	0
Other	2	1	0	0	0

Sub-Total Intangibles Subject to Amoritization	$101	$81	$66	$56	$33

Goodwill represents the excess of the purchase price paid over the fair value of assets acquired. Goodwill is not amortized and is subject to an impairment test conducted in December of each year, or more frequently if a change in circumstances or the occurrence of events indicates that potential impairment exists. Through March 31, 2013, there has been no impairment of goodwill associated with the Source Loop acquisition.

(8)	COMMITMENTS AND CONTINGENCIES

On June 16, 2011, the Company entered into a Nonexclusive Patent License and Settlement Agreement to settle an action brought by Asentinel LLC, against Veramark, AnchorPoint—a division of MTS, and CASS Information Systems, alleging infringement of two patents held by Asentinel concerning systems and methods for identifying and processing billing exceptions in telecommunications invoices.

Material terms of the settlement agreement included:

•	Asentinel waived all claims for damages for prior infringement and agreed not to make claims for future infringement of its patents.

•	The Company agreed to pay Asentinel $500,000. Of that amount $250,000 was paid upon execution of the agreement, and $250,000 was paid on June 16, 2012.

•	The lawsuit was dismissed against the Company.

(9)	REVOLVING DEMAND NOTE AGREEMENT

On October 31, 2008, the Company entered into a Revolving Demand Note Agreement (the “Note”), with Manufacturers and Traders Trust Company (the “Bank”) to provide working capital in the ordinary course of business. The Note amended in October 2010 to increase the amount available under the agreement from $400,000 to $750,000. At March 31, 2013, the Company had no outstanding balance, under the Note.

The material terms of the Note include:

•	The maximum outstanding principal balance under the Note is Seven Hundred Fifty Thousand Dollars ($750,000).

•	Veramark may borrow under the Note, from time to time, an amount less than or equal to, but not greater than, the available balance.

•	The outstanding principal balance will bear interest at a per annum rate equal to LIBOR rate plus 3.5% with a minimum rate of 4.0%.

•	The Bank may demand payment of the outstanding principal balance at any time.

(10)	TERM NOTE AGREEMENT

On October 29, 2010, the Company entered into an agreement with the Bank to provide a three year term loan in the amount of $200,000, the proceeds of which were used to purchase furnishings and fixtures for the Company’s new headquarters facility. The loan bears an interest rate of LIBOR plus 4.0%, with a minimum interest rate of 4.5%. At March 31, 2013, the remaining balance of the term loan was $38,889.

(11)	SUBSEQUENT EVENTS

Merger Agreement

On May 1, 2013, the Company announced that it has entered into a definitive merger agreement with Varsity Acquisition LLC (“Varsity”) and All Big Ten Holdings, Inc., a wholly-owned subsidiary of Varsity (“Merger Sub”) under which Merger Sub will acquire all of the outstanding common stock of the Company, par value $0.10 per share, for $0.98 per share in cash. The $0.98 per share price represents a 38% premium over the 90-day average of the Company’s shares and a 29% premium to the closing price of the Company’s shares on April 30, 2013.

A special committee of the Company’s Board of Directors, (the “Special Committee”),consisting solely of independent directors, and the Company’s Board of Directors have both unanimously approved the transaction. In determining whether to approve the transaction, the Special Committee also obtained and considered a fairness opinion from an independent third-party advisor. The Special Committee ultimately concluded that Varsity’s offer is fair to, and in the best interest of, the Company’s shareholders.

Under the terms of the merger agreement, Merger Sub will commence a tender offer to purchase all outstanding shares of the Company on the fifth business day following the end of a 45-day “go-shop” period. Merger Sub’s obligation to purchase the shares of the Company’s common stock tendered in the tender offer is subject to certain conditions, including that the number of shares of the Company’s common stock that have been validly tendered and not properly withdrawn, together with the shares beneficially owned by Varsity or Merger Sub, if any, represent at least a majority of the outstanding shares of the Company’s common stock.

If Merger Sub owns at least 90% of the Company’s outstanding shares as a result of its current shareholdings, shares tendered in the tender offer and the issuance of new shares by the Company pursuant to a “top-up” provision in the merger agreement, Merger Sub intends to cause the Company to enter into a short-form merger, pursuant to which shares not tendered in the tender offer would be converted into the right to receive $0.98 per share in cash without interest. If Merger Sub does not own at least 90% of the Company’s outstanding shares as a result of its current shareholdings, shares tendered in the tender offer and the issuance of new shares by the Company pursuant to the top-up provision in the merger agreement, the Company intends to solicit proxies from its shareholders in support of a merger between the Company and Merger Sub.

The transaction does not require antitrust approval and is expected to close in the third quarter of 2013 subject to satisfaction of the tender offer conditions and customary closing conditions.

Litigation

On May 7, 2013, in the Supreme Court of the State of New York, County of Nassau, Penelope Horn filed a class action complaint and demand for jury trial, index number 601167/2013 (the “Complaint”) against the Company, the Board of Directors, Varsity Acquisition LLC, and All Big Ten Holdings, Inc., (collectively the “Defendants”), in response to the aforementioned definitive merger agreement. The Complaint alleges, among other things, that the Defendants violated their fiduciary duties of candor, loyalty, due care, independence, good faith, and fair dealing and, in doing so, that they did not obtain adequate , fair and maximum consideration. We intend to vigorously defend against the allegations in this lawsuit. Given that this lawsuit is in its early stages, we are unable to predict the outcome or determine the potential impact, if any, that could result from its final resolution.

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

Overview

On May 1, 2013, subsequent to the end of the first quarter, the Company announced that it had entered into a definitive merger agreement with Varsity Acquisition LLC and All Big Ten Holdings, Inc., a wholly owned subsidiary of Varsity. Pursuant to the agreement Varsity will acquire all of the outstanding common stock of the Company for $0.98 per share in cash. The $0.98 per share represented a 38% premium over the 90 day average of the Company’s stock and a 29% premium to the closing price of the Company’s shares on April 30, 2013. See note 11 to the Financial Statements for additional details.

Revenues for the first quarter ended March 31, 2013 of $3,846,000 increased 7% from revenues of $3,605,000 for the first quarter of 2012. Net income of $20,000 for the quarter ended March 31, 2013 declined $60,000 from net income of $80,000 for the same quarter of 2012. The reduction in net income results primarily from expenses related to the merger agreement transaction referenced above.

Orders for the quarter ended March 31, 2013 of $5.0 million increased 14% from $4.4 million for the same quarter a year ago. Our backlog of recurring revenues of $15.2 million at March 31, 2013 increased 9% from $14.0 million at December 31, 2012.

Revenues

The Company’s revenues are earned by providing Telecom Expense Management (TEM) products and services either through the direct sale of licensed software, or under multi-year managed service contracts, in either a hosted or cloud-based software as a service (SaaS) environment. Our solutions assist enterprises in reducing operational expenses associated with their mobile or fixed communication networks, thereby optimizing network efficiency.

For the quarter ended March 31, 2013 revenues from multi-year TEM service contracts increased 10% from revenues realized in the first quarter of 2012. Revenues generated from the sale of licensed software, including associated maintenance and service revenues, declined 2% from the same quarter of 2012.

Gross Margin

Gross margin (defined as revenues less cost of revenues) of $2,219,000 for the first quarter ended March 31, 2013 increased 8% from gross margin of $2,059,000 for the first quarter of 2012. As a percentage of revenues, gross margin improved from 57% of revenue for the quarter ended March 31, 2012 to 58% of revenues for the first quarter of 2013.

Engineering and Software Development Costs

Engineering and software development costs of $323,000 for the first quarter of 2013, net of the capitalization of software development costs, increased $30,000, or 10% from net expense of $293,000 for the first quarter of 2012. The increase in net expense reflects a reduction in the level of software development costs capitalized in 2013 versus the prior year. In the first quarter of 2013 we capitalized $134,000 of our development costs, which compares with the capitalization of $169,000 of development costs for the same quarter of 2012. The chart below summarizes the first quarters of 2013 and 2012 in terms of gross expenditure for engineering and software development, development costs capitalized and the resulting net expense charged to the statement of operations.

	Three Months Ended March 31,
	2013	2012
Gross expenditures for engineering & software development	$457,000	$462,000
Less: Software development costs capitalized	(134,000)	(169,000)

Net expense for engineering and software development	$323,000	$293,000

Selling, General and Administrative Costs (SG&A)

SG&A expense of $1,894,000 for the quarter ended March 31, 2013 increased $192,000, or 11% from the prior year. The increase in expense reflects $193,000 of legal and accounting expenses incurred in the first quarter of 2013, associated with the proposed merger agreement with Varsity Acquisition LLC.

Liquidity and Capital Resources

The Company cash position (cash and cash equivalents plus short term investments) totaled $1,686,000 at March 31, 2013 representing a positive cash flow of $370,000 from the December 31, 2012 cash position of $1,316,000. The Company maintains a $750,000 line of credit agreement with Manufacturers and Traders Trust Company, against which there was no borrowing at March 31, 2013.

Accounts receivable decreased $73,000, from $2,080,000 at December 31, 2012 to $2,007,000 at the end of the first quarter. The reserve for bad debts increased slightly from $45,000 at December 31, 2012 to $50,000 at March 31, 2013, reflecting small movements in the aging of receivables. There were no significant write-offs of accounts in the first quarter.

Other current assets of $1,387,000 at March 31, 2013 include $1,373,000 of funds held on behalf of clients who have selected the bill-payment option of our TEM suite of services. This amount is offset by an identical balance in other accrued liabilities in our balance sheet. For customers selecting the bill-payment option, the Company pays the customers’ pre-approved wire-line and wireless invoices on their behalf and presents the client with a single consolidated monthly bill for the total amount. Bill payment services provide prompt, accurate payments, while reducing payment errors and labor costs for the client.

Net capital expenditures additions in the first quarter of 2013 totaled $4,000, down from $41,000 for the same quarter of 2012. Depreciation expense for the quarter of $47,000 compared with $49,000 for the quarter ended March 31, 2012.

Software development costs capitalized and included on the Company’s Balance Sheet at March 31, 2013 of $2,503,000, compares with a balance of $2,585,000 at the end of 2012. During the first quarter of 2013 development costs of $134,000 were capitalized, and $216,000 of development costs capitalized in previous periods were amortized and charged to cost of revenues.

The intangible asset of $337,000 at March 31, 2013 represents the remaining unamortized value of assets acquired from Source Loop in 2010. During the first quarter, $34,000 was amortized and charged to SG&A expense. See note 7 to the financial statements for a summary of the original and remaining fair market values associated with that acquisition.

Pension assets at March 31, 2013 of $3,438,000 consist of the accumulated cash surrender values of company- owned life insurance policies designed to fund current and future pension obligations. These cash surrender values are also available to fund current operations if required.

Current liabilities at March 31, 2013 of $8,062,000 increased $785,000, or 11% from the December 31, 2012 balance of $7,277,000 resulting partially from increases in accounts payable ($166,000), deferred revenue ($321,000), and other accrued liabilities ($522,000), and a decrease in accrued compensation (207,000). The increase in accounts payable includes a portion of the additional legal expenses referred to in the earlier discussion of SG&A expenses.

Deferred revenues represent the portion of customer orders for services such as maintenance, training, consulting and implementation services that will be performed in future periods and recognized as revenue at that time. A significant portion of the deferred revenues, which form a component of our backlog of recurring revenues, will be recognized as revenue over the next four quarters.

Other current liabilities include the $1,373,000 offset to the funds held on behalf of clients utilizing our bill pay service option, and included in other current assets as discussed above.

Long- term pension liabilities at March 31, 2013 of $5,373,000 decreased $87,000 from the December 31, 2012 balance of $5,460,000. The Company currently uses a discount rate of 4% to determine the net present value of future pension obligations. Further growth and participation in the plan was suspended in 2008. Future pension obligations are expected to be funded utilizing the cash surrender values and death benefits of the Company- owned life insurance contracts referred to above. The death benefits attached to those policies, which are not included in our balance sheet, total $10.2M.

Other long-term liabilities at March 31, 2013 represents non-cash prepaid rent liability required of rent-free periods included in our Rochester, N.Y and Atlanta, Ga. facility leases.

Stockholder’s equity of $478,000 at March 31, 2013 increased $89,000 from the December 31, 2012 balance of $389,000. Additions included the first quarter net income of $20,000 and $48,000 in proceeds from shares purchased by employees via the Company’s employee stock purchase plan and the exercise of employee stock options.

It is management’s opinion, given current cash and investment balances, availability under its line of credit arrangement, and access to cash surrender values of company-owned life insurance policies, that more than sufficient capital exists to fully fund operational and strategic objectives for the next twelve months and beyond.

Accounting Pronouncements

•	In July 2012, the FASB issued Accounting Standards Update No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment, to reduce the complexity of performing an impairment test for indefinite-lived intangible assets by simplifying how an entity tests those assets for impairment and to improve consistency in impairment testing guidance among long-lived asset categories. The amendments permit an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles—Goodwill and Other—General Intangibles Other than Goodwill. The amendments of this update are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. This update did not have a material effect on the Company’s financial statements.

•	In February 2013, the FASB issued Accounting Standards Update No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This guidance requires the reporting of the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income. It is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2012. This update did not have a material effect on the Company’s financial statements.

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

During the fourth quarter of 2011, the Company retrospectively changed its method of accounting for pension and other postretirement benefits. Historically, the Company has recognized actuarial gains and losses as a component of equity in its consolidated balance sheets on an annual basis. These gains and losses were amortized into operating results generally over the following year. Veramark elected to immediately recognize actuarial gains and losses in its operating results in the year in which the gains and losses occur. This change is intended to improve the transparency of the Company’s operational performance by recognizing the effects of current economic and interest rate trends on plan assumptions, during the year in which they occur. Accordingly, the financial data for all periods presented has been adjusted to reflect the effect of this accounting change.

Goodwill and Intangibles—Goodwill represents the excess of the purchase price paid over the fair value of assets acquired. Goodwill is not amortized and as per ASC 350-20, is subject to an impairment test conducted on an annual basis, or more frequently if a change in circumstances or the occurrence of events indicates that potential impairment exists. Through March 31, 2013, there has been no impairment of goodwill associated with the Source Loop acquisition.

In determining whether it is necessary to impair intangible assets other than goodwill, the Company follows the guidance provided under ASC 360-10, Property, Plant and Equipment. The Company considers factors such as, but not limited to, estimated useful life, amortization policies, and legal regulations related to the intangible asset. No impairment charges were recorded in 2013 or 2012.

Item 3 Quantitative and Qualitative Disclosures About Market Risk

On October 29, 2010 the Company entered into an agreement with Manufacturers and Traders Trust Company to provide a three year term note in the amount of $200,000, the proceeds of which were used to purchase furnishings and fixtures for the Company’s new headquarters facility. The loan bears an interest rate of LIBOR plus 4.0%, with a minimum interest rate of 4.5%. At March 31, 2013, the remaining balance of the term loan was $38,889.

Item 4 Controls and Procedures

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting, that occurred during the period covered by this report, that have materially affected, or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

PART II—OTHER INFORMATION

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

On May 7, 2013, in the Supreme Court of the State of New York, County of Nassau, Penelope Horn filed a class action complaint and demand for jury trial, index number 601167/2013 (the “Complaint”) against the Company, the Board of Directors, Varsity Acquisition LLC, and All Big Ten Holdings, Inc., (collectively the “Defendants”), in response to the aforementioned definitive merger agreement. The Complaint alleges, among other things, that the Defendants violated their fiduciary duties of candor, loyalty, due care, independence, good faith, and fair dealing and, in doing so, that they did not obtain adequate , fair and maximum consideration. We intend to vigorously defend against the allegations in this lawsuit. Given that this lawsuit is in its early stages, we are unable to predict the outcome or determine the potential impact, if any, that could result from its final resolution.

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

Item 4 Mine Safety Disclosures

Not Applicable.

Item 5 Other Information

None

Item 6: Exhibits, Consolidated Financial Statement Schedule and Reports on Form 8-K

(a)	Financial Statements as set forth under Item 8 of this report on Form 10-K

(b)	Exhibits required to be filed by Item 601 of Regulation S-K

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-18 (File No. 2-96787) filed on March 22, 1985)

3.2	Bylaws (incorporated by reference to Exhibit 3 to the Company’s Registration Statement on Form S-8 filed on October 5, 1992)

10.1	Letter Agreement dated as of March 29, 2007 by and between the Company and David G. Mazzella (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 3, 2007)

10.2*	Amended and Restated Board of Directors Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 26, 2007)

10.3*	Employment Agreement dated as of December 17, 2007 by and between the Company and Anthony C. Mazzullo (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 19, 2007)

10.4*	Restricted Stock Award Agreement dated as of January 1, 2008 by and between the Company and Anthony C. Mazzullo (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 25, 2008)

10.5*	2008 Employee Stock Purchase Plan (incorporated by reference to Exhibit F to the Company’s Proxy Statement for its 2008 Annual Meeting of Shareholders filed on April 29, 2008)

10.6*	Description of non-employee director compensation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 18, 2008)

10.7*	Amended Salary Continuation Agreement dated as of October 10, 2008 by and between the Company and Ronald C. Lundy (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 17, 2008)

10.8*	Form of 2008 Employee Stock Purchase Plan Enrollment Agreement (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (File No. 333-155286) filed on November 12, 2008)

10.9*	Change of Control Agreement dated as of June 30, 2012, by and between the Company and Ronald C. Lundy (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 31, 2012)

10.10*	2012 Incentive Compensation Plan entered into on August 27, 2012, by and between the Company and Anthony C. Mazzullo (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 30, 2012)

10.11*	Description of Change in Control Bonus Agreements (incorporated by reference to the Company’s Current Report on Form 8-K filed on May 2, 2013)

10.12*	Form of Change in Control Bonus Agreement dated as of April 30, 2013

14	Code of Business Conduct and Ethics (incorporated by reference to Exhibit E to the Company’s Proxy Statement for its 2008 Annual Meeting of Shareholders filed on April 14, 2011)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Extension Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERAMARK TECHNOLOGIES, INC.

REGISTRANT

Date: May 13, 2013

/s/ Anthony C. Mazzullo
Anthony C. Mazzullo
President and CEO

Date: May 13, 2013

/s/ Ronald C. Lundy
Ronald C. Lundy
Senior Vice President of Finance and CFO